Form 10-K
period 2013-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2014-03-10
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes ☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer”,”accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐       Accelerated filer  ☒       Non-accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☒

The aggregate market value of the 17,372,449 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $7.34 per share reported by Nasdaq as of June 28, 2013, was approximately $127,513,776. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 3, 2014 was 24,437,296.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2014 annual shareholders meeting is incorporated by reference into Part III hereof.

i

PART I

Item 1. Business

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories, low incomes or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in four merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, (iii) directly originated an immaterial amount of vehicle purchase money loans by lending money directly to consumers, and (iv) directly originated an immaterial amount of loans secured by automobiles owned by consumers. In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. We consist of Consumer Portfolio Services, Inc. and subsidiaries (collectively, “we,” “us,” “CPS” or “the Company”). From inception through December 31, 2013, we have purchased a total of approximately $10.4 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. From 2008 through 2010, our managed portfolio decreased each year due to our strategy of limiting contract purchases to conserve our liquidity during the financial crisis and resulting recession, as discussed further below. However, since October 2009, we have gradually increased contract purchases, which, in turn, has resulted in increases in our managed portfolio. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2013 are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422

We are headquartered in Irvine, California, where most operational and administrative functions are centralized. Most credit and underwriting functions are performed in our California headquarters with some credit functions performed in our Florida and Nevada offices. We service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

We direct our marketing efforts primarily to dealers, rather than to consumers. We establish relationships with dealers through our employee marketing representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our marketing representatives represent us exclusively. They may be located either in our Irvine headquarters or in the field, in which case they work from their homes and support dealers in their geographic area. Our marketing representatives present dealers with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2013, we had 95 marketing representatives and we were actively receiving applications from 16,128 dealers in 48 states. As of December 31, 2013, approximately 66% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers. For the years ended December 31, 2013 and 2012, approximately 91% of the automobile contracts purchased under our programs consisted of financing for used cars and 9% consisted of financing for new cars.

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to a special purpose subsidiary of ours, which in turn issues asset-backed securities to fund the purchase of the pool of contracts from us. Depending on the structure of the securitization, the transaction may be treated for financial accounting purposes as a sale of the contracts or as a secured financing.

We depend upon the availability of short-term warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 61 term securitizations of approximately $8.5 billion in contracts. From July 2003 through April 2008 all of our securitizations were structured as secured financings. The second of our two securitization transactions in 2008 (completed in September 2008) was in substance a sale of the related contracts, and was treated as a sale for financial accounting purposes. The remaining receivables from that September 2008 securitization were re-securitized in September 2010 in a structure that maintained sale treatment for accounting purposes. In 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts. During 2012 we completed four securitizations of approximately $603.5 million in contracts, including $58.2 million in contracts that were repurchased from 2006 and 2007 securitizations in 2012. In 2013 we completed four securitizations of approximately $778.0 million in contracts. All of our 12 securitizations from and after September 2010 have been structured as secured financings.

From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009 we have established new funding facilities and gradually increased our contract purchases. In September 2010 we took advantage of the improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization. The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty. Similarly, from that point forward, all of our securitizations have been structured without financial guarantees. Since February 2011, we have maintained two $100 million warehouse credit facilities with aggregate funding capacity of $200 million.

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

Recent past economic conditions have negatively affected many aspects of our industry. First, as stated above, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables. Second, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours were reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities. In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry withdrew from the industry, or in some cases, ceased to do business. Finally, broad economic weakness and high levels of unemployment during 2008, 2009 and thereafter made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquencies, charge-offs and losses. Each of these factors has adversely affected our results of operations. However, as stated above, since October 2009, improvements in the capital markets have allowed us to obtain new short-term credit facilities, and to regularly access long-term funding as demonstrated by the 12 rated term securitizations we have completed since September 2010.

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

Originations

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the monthly payment made available to the dealer's customer; (ii) the purchase price offered to the dealer for the contract; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of several third-party application aggregators. For the year ended December 31, 2013, we received approximately 78% of all applications through DealerTrack (the industry leading dealership application aggregator), 5% via our website and 17% via other aggregators. Our automated application decisioning system produced our initial decision within minutes on approximately 99% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2013, no dealer accounted for more than 0.90% of the total number of automobile contracts we purchased. The following table sets forth the geographical sources of the automobile contracts we purchased (based on the addresses of the customers as stated on our records) during the years ended December 31, 2013 and 2012.

	Contracts Purchased During the Year Ended
	December 31, 2013		December 31, 2012
	Number	Percent (1)	Number	Percent (1)
California	5,175	10.6%	4,868	13.5%
Texas	4,910	10.0%	3,424	9.5%
Pennsylvania	2,962	6.0%	3,324	9.2%
Illinois	2,536	5.2%	1,542	4.3%
Georgia	2,503	5.1%	1,791	5.0%
New Jersey	2,479	5.1%	1,460	4.1%
Other States	28,430	58.0%	19,621	54.5%
Total	48,995	100.0%	36,030	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Amount	Percent (1)	Amount	Percent (1)
State based on obligor's residence	($ in millions)
California	$164.2	13.3%	$160.4	17.9%
Texas	123.3	10.0%	82.6	9.2%
Pennsylvania	73.3	6.0%	59.5	6.6%
Georgia	65.8	5.3%	42.7	4.8%
Florida	56.3	4.6%	42.8	4.8%
All others	748.5	60.8%	509.6	56.8%

Total	$1,231.4	100.0%	$897.6	100.0%

__________

(1)	Percentages may not total to 100.0% due to rounding.

We purchase automobile contracts from dealers at a price generally computed as the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may either increase or decrease the automobile contract purchase price we pay. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract. The following table summarizes the average net acquisition fees we charged dealers and the weighted average annual percentage rate on our purchased contracts for the periods shown:

	2013	2012	2011	2010	2009

Average net acquisition fee amount	$418	$836	$1,155	$1,382	$1,508
Average net acquisition fee as % of amount financed	2.7%	5.5%	7.4%	9.2%	11.7%
Weighted average annual percentage interest rate	20.1%	20.3%	20.1%	20.1%	19.9%

We believe that levels of acquisition fees are determined partially by competition in the marketplace, which has increased somewhat since 2009, and also by our pricing strategy. Our pricing strategy is driven by our new contract purchase and yield objectives.

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

Preferred - This program accommodates applicants with past non-performing credit, but who demonstrate a somewhat stronger history of recent performing credit than the Super Alpha program. Contract interest rates and dealer acquisition fees are lower than the Super Alpha program.

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 74% of our new contract originations in 2013, 72% in 2012 and 77% in 2011, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2013, 2012 and 2011.

	Contracts Purchased During the Year Ended (1)
	December 31, 2013		December 31, 2012		December 31, 2011
	(dollars in thousands)
	Amount Financed	Percent (1)	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$25,135	3.3%	$19,715	3.6%	$9,979	3.5%
Super Alpha	116,551	15.3%	95,303	17.3%	52,610	18.5%
Alpha Plus	101,907	13.3%	71,172	12.9%	40,944	14.4%
Alpha	320,558	42.0%	213,371	38.7%	114,322	40.2%
Standard	78,320	10.3%	62,405	11.3%	34,508	12.1%
Mercury / Delta	66,656	8.7%	52,077	9.4%	15,578	5.5%
First Time Buyer	54,960	7.2%	37,699	6.8%	16,295	5.7%
	$764,087	100.0%	$551,742	100.0%	$284,236	100.0%

__________

(1)	Percentages may not total to 100.0% due to rounding.

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

In addition to our purchases of installment contracts from dealers, we purchased from 2006 through 2008 an immaterial number of vehicle purchase money loans, evidenced by promissory notes and security agreements. A non-affiliated lender originated all such loans directly to vehicle purchasers, and sold the loans to us. We began financing vehicle purchases by lending money directly to consumers in January 2008, on terms similar to those that we offered through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. In October 2008 we suspended purchases of loans from other lenders and direct lending to consumers. There can be no assurance as to whether or not we will recommence these programs, the extent to which we may make such loans, or as to their future performance. In 2012, we initiated a program to make direct loans secured by automobiles to consumers who own their vehicles. As of December 31, 2013 our managed portfolio includes $1.9 million of such loans.

Underwriting

To be eligible for purchase, we require that the automobile contract be originated by a dealer that has entered into a dealer agreement with us. The automobile contract must be secured by a first priority lien on a new or used automobile, light truck or passenger van and must meet our underwriting criteria. In addition, each automobile contract requires the customer to maintain physical damage insurance covering the financed vehicle and naming us as a loss payee. We may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the customer fails to maintain insurance as required by the automobile contract and is unable to pay for repairs to or replacement of the vehicle.

We believe that our underwriting criteria enable us to evaluate effectively the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The underwriting criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, our underwriting guidelines generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a policy to supplement the customer’s casualty policy in the event of a total loss of the related vehicle. We generally do not finance vehicles that are more than 11 model years old or have in excess of 135,000 miles. Under most of our programs, the maximum term of a purchased contract is 72 months; a shorter maximum term may be applicable based on the program and mileage. Automobile contracts with the maximum term of up to 72 months may be purchased if the customer is among the more creditworthy of our obligors and the vehicle generally has less than 50,000 miles. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our underwriters verify the customer's employment, income, residency, insurance coverage, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open ended questions about his application and the contract, which may uncover potential misrepresentations.

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

Characteristics of Contracts.  All of the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed under the CPS programs in 2013 was $15,395, with an average original term of 61 months and an average down payment amount of 12.7%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $15,906 (which excludes tax, license fees and any additional costs such as a service contract) and the average age of the vehicle at the time the automobile contract was purchased was five years. The average age of our customers is approximately 42, with approximately $57,000 in average annual household income and an average of six years tenure with his or her current employer.

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

If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 60th and 90th day past the customer's payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we will stop accruing interest on this automobile contract, and reclassify the remaining automobile contract balance to other assets. In addition we will apply a specific reserve to this automobile contract so that the net balance represents the estimated fair value less costs to sell.

If we elect to repossess the vehicle, we assign the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossession service delivers it to a wholesale automobile auction, where it is kept until sold. Financed vehicles that have been repossessed are generally resold through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the automobile contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency. In most cases we will continue to contact our customers to recover all or a portion of this deficiency for up to several years after charge-off.

Once an automobile contract becomes greater than 90 days delinquent, we do not recognize additional interest income until the borrower makes sufficient payments to be less than 90 days delinquent. Any payments received by a borrower that are greater than 90 days delinquent are first applied to accrued interest and then to principal reduction.

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

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio excluding contracts acquired from Fireside Bank (“Fireside Portfolio”), represented in the tables below, was 14 months, 18 months and 27 months as of December 31, 2013, December 31, 2012, and December 31, 2011, respectively. Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Owned Portfolio Excluding Fireside Portfolio

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	94,206	$1,213,793	74,124	$825,186	69,765	$588,993
Period of delinquency (2)
31-60 days	2,652	21,887	2,545	18,034	2,051	10,709
61-90 days	2,024	24,914	1,179	9,360	1,038	6,572
91+ days	1,162	11,060	773	5,297	1,601	8,909
Total delinquencies (2)	5,838	57,861	4,497	32,691	4,690	26,190
Amount in repossession (3)	2,961	25,010	1,932	12,506	2,218	10,097
Total delinquencies and amount in repossession (2)	8,799	$82,871	6,429	$45,197	6,908	$36,287
Delinquencies as a percentage of gross servicing portfolio	6.2%	4.8%	6.1%	4.0%	6.7%	4.4%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	9.3%	6.8%	8.7%	5.5%	9.9%	6.2%

Extension Experience
Contracts with one extension, accruing (4)	13,754	$176,236	9,094	$73,632	12,183	$75,155
Contracts with two or more extensions, accruing (4).	5,449	43,869	7,795	37,761	10,515	67,987
	19,203	220,105	16,889	111,393	22,698	143,142

Contracts with one extension, non-accrual (4)	1,030	9,348	632	4,401	1,211	5,918
Contracts with two or more extensions, non-accrual (4)	622	3,267	1,044	4,344	2,054	10,737
	1,652	12,615	1,676	8,745	3,265	16,655

Total accounts with extensions	20,855	$232,720	18,565	$120,138	25,963	$159,797

Delinquency and Extension Experience (1)

Fireside Portfolio

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	4,893	$14,786	15,039	$60,804	33,256	$172,248
Period of delinquency (2)
31-60 days	366	878	621	2,206	1,088	4,872
61-90 days	125	253	204	710	420	1,767
91+ days	108	234	114	332	261	903
Total delinquencies (2)	599	1,365	939	3,248	1,769	7,542
Amount in repossession (3)	30	120	175	703	226	1,481
Total delinquencies and amount in repossession (2)	629	$1,485	1,114	$3,951	1,995	$9,023
Delinquencies as a percentage of gross servicing portfolio	12.2%	9.2%	6.2%	5.3%	5.3%	4.4

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	12.9%	10.0%	7.4%	6.5%	6.0%	5.2

Extension Experience
Contracts with one extension, accruing (4)	1,203	$3,945	3,117	$15,262	724	$4,462
Contracts with two or more extensions, accruing (4)	685	2,924	134	717	2	8
	1,888	6,869	3,251	15,979	726	4,470

Contracts with one extension, non-accrual (4)	60	155	160	726	3	25
Contracts with two or more extensions, non-accrual (4)	35	118	6	20	0	0
	95	273	166	746	3	25

Total accounts with extensions	1,983	$7,142	3,417	$16,725	729	$4,495

Delinquency and Extension Experience (1)

Total Owned Portfolio

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	99,099	$1,228,579	89,163	$885,993	103,021	$761,241
Period of delinquency (2)
31-60 days	3,018	22,765	3,166	20,240	3,139	15,581
61-90 days	2,149	25,167	1,383	10,070	1,458	8,339
91+ days	1,270	11,294	887	5,628	1,862	9,811
Total delinquencies (2) …	6,437	59,226	5,436	35,938	6,459	33,731
Amount in repossession (3)	2,991	23,130	2,107	13,209	2,444	11,578
Total delinquencies and amount in repossession (2)	9,428	$82,356	7,543	$49,147	8,903	$45,309
Delinquencies as a percentage of gross servicing portfolio	6.5%	4.8%	6.1%	4.1%	6.3%	4.4%
Total delinquencies and amount in repossession as a percentage of gross servicing	9.5%	6.7%	8.5%	5.5%	8.6%	6.0%

Extension Experience
Contracts with one extension, accruing (4)	14,957	$180,181	12,211	$88,894	12,907	$79,617
Contracts with two or more extensions, accruing (4)	6,134	46,793	7,929	38,478	10,517	67,995
	21,091	226,974	20,140	127,372	23,424	147,612

Contracts with one extension, non-accrual (4)	1,090	9,503	792	5,127	1,214	5,943
Contracts with two or more extensions, non-accrual (4)	657	3,385	1,050	4,364	2,054	10,737
	1,747	12,888	1,842	9,491	3,268	16,680

Total accounts with extensions	22,838	$239,862	21,982	$136,863	26,692	$164,292

__________

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract, including, for pre-computed automobile contracts, any unearned interest. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	Accounts past due more than 90 days are on non-accrual.

Net Credit Loss Experience (1)

Total Owned Portfolio Excluding Fireside

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Average servicing portfolio outstanding	$1,044,686	$699,030	$597,546
Net charge-offs as a percentage of average servicing portfolio (2).	$4.7%	3.5%	5.8%

Net Credit Loss Experience (1)

Fireside Portfolio (3)

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Average servicing portfolio outstanding	$31,293	$103,548	$191,289
Net charge-offs as a percentage of average servicing portfolio (2).	$5.5%	$4.5%	$5.1%

Net Credit Loss Experience (1)

Total Owned Portfolio (3)

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Average servicing portfolio outstanding	$1,075,979	$802,579	$788,835
Net charge-offs as a percentage of average servicing portfolio (2)	$4.7%	3.6%	4.8%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.
(3	Amounts and percentages associated with the Fireside Portfolio reflect only the period after the acquisition of the portfolio in September 2011.

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

The credit assessment for granting an extension is initially made by our collector, who bases the recommendation on the collector’s discussions with the obligor. In such assessments the collector will consider, among other things, the following factors: (1) the reason the obligor has fallen behind in payments; (2) whether or not the reason for the delinquency is temporary, and if it is, have conditions changed such that the obligor can begin making regular monthly payments again after the extension; (3) the obligor's past payment history, including past extensions if applicable; and (4) the obligor’s willingness to communicate and cooperate on resolving the delinquency. If the collector believes the obligor is a good candidate for an extension, he must obtain approval from his supervisor, who will review the same factors stated above prior to offering the extension to the obligor. After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs.

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2013, for accounts that received extensions from 2008 through 2012:

Period of Extension	# Extensions Granted	Active or Paid Off at December 31, 2013	% Active or Paid Off at December 31, 2013	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off ≤ 6 Months After Extension	% Charged Off ≤ 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	11,279	31.7%	19,292	54.2%	4,819	13.5%	18

2009	32,004	11,132	34.8%	15,311	47.8%	5,783	18.1%	15

2010	22,593	13,298	58.9%	10,870	48.1%	1,999	8.8%	16

2011	17,001	12,311	72.4%	5,543	32.6%	932	5.5%	15

2012	18,783	14,290	76.1%	3,697	19.7%	796	4.2%	10

__________

Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010, 2011 and 2012, 31.7%, 34.8%, 58.9%, 72.4% and 76.1%, respectively, were either paid in full or are active and performing at December 31, 2013. With each of these successful extensions we received continued payments of interest and principal (including payment in full in many cases). Without the extension, however, we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010, 2011 and 2012 extensions that charged off, the charge off was incurred, on average, 18, 15, 16, 15 and 10 months, respectively, after the extension, This indicates that even in the cases of an ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011

Average number of extensions granted per month	1,950	1,565	1,417

Average number of outstanding accounts	93,247	93,022	86,282

Average monthly extensions as % of average outstandings	2.1%	1.7%	1.6%

____________

Table excludes extensions on portfolios serviced for third parties

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	16,047	$189,684	13,003	$94,021	14,121	$85,560
Contracts with two extensions	4,397	38,499	4,801	23,214	7,720	48,619
Contracts with three extensions	1,486	7,790	2,822	13,096	3,653	22,713
Contracts with four extensions	634	2,519	1,134	5,371	1,082	6,618
Contracts with five extensions	224	1,059	196	1,038	101	665
Contracts with six extensions	50	309	26	124	15	117
	22,838	$239,860	21,982	$136,864	26,692	$164,292

Gross servicing portfolio	99,099	$1,228,579	89,163	$885,993	103,021	$761,241

____________

Table excludes extensions on portfolios serviced for third parties

Non-Accrual Receivables

It is not uncommon for our obligors to fall behind in their payments. However, with the diligent efforts of our servicing staff and systems for managing our collection efforts, we regularly work with our customers to resolve delinquencies. Our staff is trained to employ a counseling approach to assist our customers with their cash flow management skills and help them to prioritize their payment obligations in order to avoid losing their vehicle to repossession. Through our experience, we have learned that once a contract becomes greater than 90 days past due, it is more likely than not that the delinquency will not be resolved and will ultimately result in a charge-off. As a result, we do not recognize any interest income or retain on our balance sheet any accrued interest for contracts that are greater than 90 days past due.

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

Securitization of Automobile Contracts

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. All such securitizations have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to a special purpose subsidiary, and issuance of asset−backed securities to fund the transactions. Upon the securitization of a portfolio of automobile contracts, we retain the obligation to service the contracts, and receive a monthly fee for doing so. We have been a regular issuer of asset-backed securities since 1994, completing 61 securitizations totaling over $8.5 billion through December 31, 2013. Depending on the structure of the securitization, the transaction may be treated for financial accounting purposes either as a sale of the automobile contracts or as a secured financing. From July 2003 through April 2008, we structured our securitizations as secured financings rather than as sales of contracts. The second of our two securitizations completed in 2008 (September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. This transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty. In 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts. During 2012 we completed four securitizations of approximately $603.5 million in contracts, including $58.2 million in contracts that were repurchased in 2012 from securitizations completed in 2006 and 2007. In 2013 we completed four securitizations of approximately $778.0 million in contracts. From 2011 through the present, all of our securitizations have been structured as secured financings.

When a securitization is structured to be treated as a secured financing, the subsidiary is consolidated and, accordingly, the automobile contracts and the related securitization trust debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then recognize interest income on the contracts and interest expense on the securities issued in the securitization and record as expense a provision for probable incurred credit losses on the contracts.

When a securitization is structured to be treated as a sale, the subsidiary is not consolidated. Accordingly, the securitization removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts.

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Since October 2009, we have established new funding facilities and gradually increased our contract purchases. We increased our short-term funding capacity by $200 million with the establishment of a $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011. In May 2012, the revolving period of the February 2011 facility expired and we entered into a new $100 million credit facility with a different lender. In March 2013, the December 2010 facility was amended to extend the revolving period to March 2015 and to include an amortization period through March 2017 for any receivables pledged to the facility at the end of the revolving period. In June 2013, the May 2012 facility was amended to extend the revolving period to June 2015 and to include an amortization period through June 2016 for any receivables pledged to the facility at the end of the revolving period. Our current maximum revolving warehouse financing capacity is $200 million.

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

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to us if the credit performance of the securitized automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of securitized automobile contracts could therefore have a material adverse effect on both our liquidity and results of operations, regardless of whether such automobile contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2013 was approximately $1,231.4 million, including $4.9 million of receivables on which we earn only servicing fees.

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

Regulation

Several federal and state consumer protection laws, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on automobile contracts and impose certain other restrictions. In many states, a license is required to engage in the business of purchasing automobile contracts from dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by dealers on credit sales. The so-called Lemon Laws enacted by various states provide certain rights to purchasers with respect to automobiles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a customer against a dealer and its assignees, including us and those who purchase automobile contracts from us. The dealer agreement contains representations by the dealer that, as of the date of assignment of automobile contracts, no such claims or defenses have been asserted or threatened with respect to the automobile contracts and that all requirements of such federal and state laws have been complied with in all material respects. Although a dealer would be obligated to repurchase automobile contracts that involve a breach of such warranty, there can be no assurance that the dealer will have the financial resources to satisfy its repurchase obligations. Certain of these laws also regulate our servicing activities, including our methods of collection.

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

Employees

As of December 31, 2013, we had 705 employees. The breakdown of the employees is as follows: 10 were senior management personnel; 348 were servicing personnel; 172 were automobile contract origination personnel; 119 were marketing personnel (95 of whom were marketing representatives); 22 were operations and systems personnel; and 34 were administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

Depending upon the outcome of one or more of these factors, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. Such factors may result in our being unable to pay our debts timely or as agreed. If we were unable to pay our debts, we would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. These alternative strategies might not be feasible at the time, might prove inadequate, or could require the prior consent of our lenders. If executed, these strategies could reduce the earnings available to our shareholders.

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

Recent History of Significant Losses.

Until the fourth quarter of 2011, we had incurred net losses every quarter beginning with the quarter ended September 30, 2008. We were adversely affected by the economic recession affecting the United States as a whole, until recently by increased financing costs and decreased availability of capital to fund our purchases of automobile contracts, and by a decrease in the overall level of sales of automobiles and light trucks. We expect to earn quarterly profits during 2014; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.”

For the year ended December 31, 2013, our pretax income was $37.2 million, compared to pretax income of $9.2 million for the year 2012 and a pretax loss of $14.5 million for the year 2011. Our net income for 2013 was $21.0 million, or $0.67 per diluted share, compared to net income for 2012 of $69.4 million, or $2.72 per diluted share, and a net loss of $14.5 million, or $0.76 per diluted share, for 2011. Net income for 2012 includes an income tax benefit of $60.2 million, or $2.36 per diluted share, related to reversal of a valuation allowance against our deferred tax asset. Such tax benefit cannot be expected to recur.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

Our business strategy requires that warehouse credit facilities be available in order to purchase significant volumes of receivables.

Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sold and contributed automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they were "warehoused" until they were financed on a long-term basis through the issuance of asset-backed notes. Upon issuance of the notes, funds advanced under one or more warehouse credit facilities were repaid from the proceeds. In December 2010 and February 2011, we entered into separate agreements for two new $100 million revolving warehouse facilities. In May 2012, the revolving period of the February 2011 facility expired by its terms and we entered into a new $100 million credit facility with a different lender. In March 2013, we agreed to amendments of the December 2010 facility that extended its availability to March 2015 and in June 2013 we agreed to an amendment of the May 2012 credit facility that extends its availability into June 2015. Our current maximum revolving warehouse financing capacity is $200 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity”.

If we are unable to maintain warehouse financing on acceptable terms, we might curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our results of operations, financial condition and cash flows.

Our Results of Operations Will Depend on Our Ability to Securitize Our Portfolio of Automobile Contracts.

Historically we have depended upon our ability to obtain permanent financing for pools of automobile contracts by conducting term securitization transactions. By "permanent financing" we mean financing that extends to cover the full term during which the underlying automobile contracts are outstanding and requires repayment as the underlying automobile contracts are repaid or charged off. By contrast, our warehouse credit facilities permit us to borrow against the value of such receivables only for limited periods of time. Our past practice and future plan has been and is to repay loans made to us under our warehouse credit facilities with the proceeds of securitizations. There can be no assurance that any securitization transaction will be available on terms acceptable to us, or at all. The timing of any securitization transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation:

•	market conditions;
•	the approval by all parties of the terms of the securitization;
•	our ability to acquire a sufficient number of automobile contracts for securitization.

As stated elsewhere in this report, during 2008 and 2009 we observed adverse changes in the market for securitized pools of automobile contracts, which made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods. These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. Although we have seen improvements in the capital markets from 2010 through 2013, as compared to 2008 and 2009, if the trend of improvement in the markets for asset-backed securities should reverse, we could expect a material adverse effect on our results of operations.

Our Results of Operations Will Depend on Cash Flows from Our Residual Interests in Our Securitization Program and Our Warehouse Credit Facilities.

When we finance our automobile contracts through securitizations and warehouse credit facilities, we receive cash and a residual interest in the assets financed. Those financed assets are owned by the special-purpose subsidiary that is formed for the related securitization. This residual interest represents the right to receive the future cash flows to be generated by the automobile contracts in excess of (i) the interest and principal paid to investors or lenders on the indebtedness issued in connection with the financing, (ii) the costs of servicing the automobile contracts and (iii) certain other costs incurred in connection with completing and maintaining the securitization or warehouse credit facility. We sometimes refer to these future cash flows as "excess spread cash flows."

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

While the specific terms and mechanics vary among transactions, our securitization and warehousing agreements generally provide that we will receive excess spread cash flows only if the amount of overcollateralization and spread account balances have reached specified levels and/or the delinquency, defaults or net losses related to the automobile contracts in the automobile contract pools are below certain predetermined levels. In the event delinquencies, defaults or net losses on automobile contracts exceed these levels, the terms of the securitization or warehouse credit facility:

•	may require increased credit enhancement, including an increase in the amount required to be on deposit in the spread account to be accumulated for the particular pool; and

•	in certain circumstances, may permit affected parties to require the transfer of servicing on some or all of the securitized or warehoused contracts from us to an unaffiliated servicer.

We typically retain residual interests or use them as collateral to borrow cash. In any case, the future excess spread cash flow received in respect of the residual interests is integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused automobile contracts performs. If our portfolio of securitized and warehoused automobile contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced. Such higher than expected losses occurred in 2008 through 2010, which had an adverse effect on our operations, financial condition and cash flows. While losses have improved from the 2008-2010 period, should losses deteriorate significantly from current levels we would expect this to result in material adverse effects on our future results of operations, financial condition and cash flows.

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations from 1994 through 2008, we utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guarantees timely interest and ultimate principal payments on the senior classes of the securities issued in those securitizations. These guarantees enabled these securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, this form of credit enhancement may not be economic for us in the future. The 12 securitization transactions we executed from 2010 through 2013 did not utilize financial guaranty insurance policies, and none of the securities issued in those transactions received the highest possible credit ratings. As we pursue future securitizations, we may not be able to obtain:

•	credit enhancement in any form on terms acceptable to us, or at all; or
•	similar highest available credit ratings for senior classes of securities to be issued in future securitizations.

We expect to pay a greater credit spread than we have seen in the past between our securitization trust debt and risk-free investments. As of the date of this report, interest rates on risk-free debt are close to historical lows, which have offset much of the adverse effect on us of greater credit spreads. When interest rates on risk-free debt increase, we would expect increased interest expense, which could adversely affect our results of operations.

If We Are Unable to Compete Successfully with our Competitors, Our Results of Operations May Be Impaired.

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers, such as Ford Motor Credit Corporation. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do, including greater access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to us. Moreover, our future profitability will be directly related to the availability and cost of our capital relative to that of our competitors. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase automobile contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us.

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2013 and 2012, no single dealer accounted for more than 0.9% or 1.1%, respectively, of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

If a Significant Number of Our Automobile Contracts Experience Defaults, Our Results of Operations May Be Impaired.

We specialize in the purchase and servicing of automobile contracts to finance automobile purchases by sub-prime customers, those who have limited credit history, low income, or past credit problems. Such automobile contracts entail a higher risk of non-performance, higher delinquencies and higher losses than automobile contracts with more creditworthy customers. While we believe that our pricing of the automobile contracts and the underwriting criteria and collection methods we employ enable us to control, to a degree, the higher risks inherent in automobile contracts with sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks. During the 2008-2010 period we experienced increases in the delinquency of, and credit losses on, our automobile contracts.

If automobile contracts that we purchase and hold experience defaults to a greater extent than we have anticipated, this could materially and adversely affect our results of operations, financial condition, cash flows and liquidity. Our results of operations, financial condition, cash flows and liquidity, depend, to a material extent, on the performance of automobile contracts that we purchase, warehouse and securitize. A portion of the automobile contracts that we acquire will default or prepay. In the event of payment default, the collateral value of the vehicle securing an automobile contract realized by us in a repossession will generally not cover the outstanding principal balance on that automobile contract and the related costs of recovery. We maintain an allowance for credit losses on automobile contracts held on our balance sheet, which reflects our estimates of probable credit losses that can be reasonably estimated for securitizations that are accounted for as financings and warehoused automobile contracts. If the allowance is inadequate, then we would recognize the losses in excess of the allowance as an expense and our results of operations could be adversely affected. In addition, under the terms of our warehouse credit facilities, we are not able to borrow against defaulted automobile contracts, including automobile contracts that are, at the time of default, funded under our warehouse credit facilities, which will reduce the overcollateralization of those warehouse credit facilities and possibly reduce the amount of cash flows available to us.

If We Lose Servicing Rights on Our Portfolio of Automobile Contracts, Our Results of Operations Would Be Impaired.

We are entitled to receive servicing fees only while we act as servicer under the applicable sale and servicing agreements governing our warehouse credit facilities and securitizations. Under such agreements, we may be terminated as servicer upon the occurrence of certain events, including:

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

If We Lose Key Personnel, Our Results of Operations May Be Impaired.

Our senior management team averages over 17 years of service with us.  Charles E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. Layoffs since 2008 may have reduced employee loyalty, which may in turn result in decreased employee performance. Conversely, adverse general economic conditions may have had a countervailing effect. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flow.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission (“FTC”) has the authority to investigate consumer complaints against us, to conduct inquiries at its own instance, and to recommend enforcement actions and seek monetary penalties. The FTC has conducted an inquiry into our practices, and may seek remedial action against us. See Legal Proceedings – FTC Action. If we fail to comply with applicable laws and regulations, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of our licenses to conduct business, which would materially adversely affect our results of operations, financial condition and stock price. In addition, new federal and state laws or regulations or changes in the ways that existing rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance. Furthermore, judges or regulatory bodies could interpret current rules or laws differently than the way we do, leading to such adverse consequences as described above. The resolution of such matters may require considerable time and expense, and if not resolved in our favor, may result in fines or damages, and possibly an adverse effect on our financial condition.

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

Recent Legislation and Proposed Regulations May Have an Adverse Effect on Our Business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010, and is now in the implementation stage. The law provides a regulatory framework and requires that regulators, some of which are new regulatory bodies created by Dodd-Frank, draft, review and approve more than 200 implementing regulations and conduct numerous studies that are likely to lead to still more regulations. In addition, the Commission is considering amendments to regulations first adopted in 2005 known as Regulation AB. The amendments to Regulation AB have yet to be adopted and are expected to be significantly modified from the form initially proposed, however, the final form of the amendments to Regulation AB when adopted are expected to affect adversely our ability to complete securitization transactions without increased expense.

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

If We Experience Unfavorable Litigation Results, Our Results of Operations May Be Impaired.

We operate in a litigious society and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to regulatory examinations, investigations, inquiries, litigation, and other actions by licensing authorities, state attorneys general, the Federal Trade Commission, the Consumer Financial Protection Bureau and other governmental bodies relating to our activities. The litigation and regulatory actions to which we are or may become subject involve or may involve potential compensatory or punitive damage claims, fines, sanctions or injunctive relief that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position and our results of operations. We have recorded loss contingencies in our financial statements only for matters on which losses are probable and can be reasonably estimated. Our assessments of these matters involve significant judgments, and may change from time to time. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Furthermore, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. Unfavorable outcomes in any such current or future proceedings could materially and adversely affect our results of operations, financial conditions and cash flow. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. We, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. We are also subject to other litigation common to the automobile industry and to businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

While we intend to vigorously defend ourselves against such proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

Negative publicity associated with litigation, governmental investigations, regulatory actions, and other public statements could damage our reputation.

From time to time there are negative news stories about the “sub-prime” credit industry. Such stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual practices or about our industry generally could adversely affect our stock price and our ability to retain and attract employees.

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

We Have Substantial Indebtedness.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2013, we had approximately $1,276.9 million of debt outstanding. Such debt consisted primarily of $1,177.6 million of securitization trust debt, and also included $13.1 million of debt used for the acquisition of the Fireside portfolio, $9.5 million of warehouse lines of credit, $19.1 million of residual interest financing, $38.6 million of senior secured related party debt and $19.1 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Although we believe we are able to service and repay such debt, there is no assurance that we will be able to do so. If we do not generate sufficient operating profits, our ability to make required payments on our debt would be impaired. Failure to pay our indebtedness when due would give rise to various remedies in favor of any unpaid creditors, and creditors’ exercise of such remedies could have a material adverse effect on our earnings.

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

Risks Related to General Factors

If The Economy of All or Certain Regions of the United States Falls into Recession, Our Results of Operations May Be Impaired.

Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of California, Texas, Pennsylvania and Illinois, states in which our automobile contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to acquire suitable automobile contracts, or to securitize pools of such automobile contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase automobile contracts and result in reductions in our revenues or the cash flows available to us.

Our Results of Operations May Be Impaired as a Result of Natural Disasters.

Our automobile contracts are geographically concentrated in the states of California and Texas. Such states may be particularly susceptible to natural disasters: earthquake in the case of California, and hurricanes and flooding in Texas. Natural disasters, in those states or others, could cause a material number of our vehicle purchasers to lose their jobs, or could damage or destroy vehicles that secure our automobile contracts. In either case, such events could result in our receiving reduced collections on our automobile contracts, and could thus result in reductions in our revenues or the cash flows available to us.

If an Increase in Interest Rates Results in a Decrease in Our Cash Flow from Excess Spread, Our Results of Operations May Be Impaired.

Our profitability is largely determined by the difference, or "spread," between the effective interest rate we receive on the automobile contracts that we acquire and the interest rates payable under warehouse credit facilities and on the asset-backed securities issued in our securitizations. In the past, disruptions in the market for asset-backed securities resulted in an increase in the interest rates we paid on asset-backed securities. Should similar disruptions take place in the future, we may pay higher interest rates on asset-backed securities issued in the future. Although we have the ability to partially offset increases in our cost of funds by increasing fees we charge to dealers when purchasing automobile contracts, or by demanding higher interest rates on automobile contracts we purchase, there is no assurance that such actions will materially offset increases in interest we pay to finance our managed portfolio. As a result, an increase in prevailing interest rates could cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows. See “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2013, our directors and executive officers collectively owned 3,687,372 shares of our common stock, or approximately 15%.

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	changes in general economic conditions;
•	changes in performance of our automobile contracts;
•	increases in interest rates;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of losses incurred on contracts in our managed portfolio; and
•	adverse decisions by courts or regulators

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our headquarters are located in Irvine, California, where we lease approximately 60,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.77 million, increasing to approximately $1.80 million through 2016.

In March 1997, we established a branch collection facility in Chesapeake, Virginia. We lease approximately 16,500 square feet of general office space in Chesapeake, Virginia, at a base rent that is approximately $280,000 per year, increasing to approximately $325,000 through 2018.

The remaining two regional servicing centers occupy a total of approximately 41,000 square feet of leased space in Maitland, Florida; and Westchester, Illinois. The termination dates of such leases range from 2014 to 2018.

In November 2013 we executed leases for approximately 27,000 square feet of general office space in Las Vegas, Nevada. We anticipate that this location will include originations and servicing activities and certain senior management personnel. The term of the lease does not formally commence until we take possession of the premises, which we anticipate to be during the second quarter of 2014, and has a maturity in the fourth quarter of 2019. The annual base rent is approximately $850,000, increasing to approximately $950,000 through 2019.

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

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action has been dismissed.  Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, while the estate has abandoned its adversary action against Mr. Pardee. With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island has been lifted, and both we and Mr. Pardee filed motions for summary judgment. The court ruled on those motions in February 2013, denying our motion, and granting Mr. Pardee’s motion as to liability. The issues remaining for trial are the extent of our obligation to indemnify Mr. Pardee. There is no trial date set, but our expectation is that the court may, not earlier than May 2014, set the matter for trial in the latter half of 2014.

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such purported class actions, one of which has been settled by agreement with the plaintiffs (such settlement remains subject to approval by the court). For the most part, we have legal and factual defenses to such claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of December 31, 2013 with respect to such matters, in the aggregate.

FTC Action. On July 17, 2013, the staff of the Federal Trade Commission (“FTC”) advised us that they are prepared to recommend that the FTC initiate a lawsuit against us relating to allegedly unfair trade practices, and simultaneously advised that settlement of such issues by consent decree may be possible. Based on our review of the FTC’s allegations, of past practices of the FTC, of our records of our collection and servicing activities, and of other companies’ settlements with the FTC, we expect that we will reach such a settlement, and that such a settlement will require that we make restitutionary payments and that we implement procedural changes under a consent decree. There can be no assurance, however, that we will reach agreement regarding any such settlement, and we may choose to contest the allegations of the FTC. Whether we reach such an agreement or not, the cost to us of contesting or settling the matter may be material. We have recorded a liability as of December 31, 2013 with respect to this matter.

In General. There can be no assurance as to the outcomes of any of the matters referenced above. We have recorded a liability as of December 31, 2013, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2013, and in excess of the liability we have recorded, is from $0 to $1.6 million.

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

Executive Officers of the Registrant

Charles E. Bradley, Jr., 54, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Mark A. Creatura, 54, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Jeffrey P. Fritz, 54, has been Senior Vice President - Chief Financial Officer since April 2006.  He was Senior Vice President - Accounting from August 2004 through March 2006. He served as a consultant to us from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as our Chief Financial Officer from our inception through May 1999.

Robert E. Riedl, 50, has been Senior Vice President - Chief Investment Officer since April 2006. Mr. Riedl was Senior Vice President - Chief Financial Officer from August 2003 until assuming his current position. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Previously, Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services, Jefferies & Company and PaineWebber from 1986 to 1999.

Christopher Terry, 46, has been Senior Vice President – Asset Recovery since August 2013. Prior to that was our Senior Vice President of Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 51, has been Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Michael L. Lavin, 41, has been Senior Vice President – General Counsel since February 2013. From May 2009 to February 2013 he was Senior Vice President – Legal and prior to that, he was our Vice President – Legal since joining the Company in November 2001. Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County firm of Trachtman & Trachtman from 2000 through 2001. Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Curtis K. Powell, 56, has been Senior Vice President – Project Development since May 2010. Previously he was our Senior Vice President – Marketing from March 2007 to May 2010. Prior to that, he was our Senior Vice President of Originations from June 2001 to March 2007. Prior to that, he was our Senior Vice President – Marketing, from April 1995 to June 2001. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Laurie A. Straten, 45, has been Senior Vice President of Servicing since August 2013. Prior to that, she was our Senior Vice President of Asset Recovery since April 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

Richard B. Haskell, 47, has been Senior Vice President of Systems and Risk Management since April 2013. Prior to that, he held the positions of Vice President of Systems and Risk Management since January 2007, and Vice President of Risk Management since January 2005. He joined the Company in March 1994 as a data entry clerk in the Originations Department and held a series of successively more responsible positions. Previously, Mr. Haskell held a position as loan officer at Trust One Mortgage.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2012	$1.69	$0.90
April 1 - June 30, 2012	2.25	1.17
July 1 - September 30, 2012	3.36	1.85
October 1 - December 31, 2012	6.19	2.92
January 1 - March 31, 2013	11.94	5.37
April 1 - June 30, 2013	12.79	6.82
July 1 - September 30, 2013	7.62	5.61
October 1 - December 31, 2013	9.45	5.86

As of January 1, 2014, there were 49 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuance under equity
Plan category	and rights	and rights	compensation plans

Equity compensation plans
approved by security holders	12,536,839	$2.72	4,035,581
Equity compensation plans not
approved by security holders	–	–	–

Total	12,536,839	$2.72	4,035,581

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2013	–	$–	–	$986,193
November 2013	–	–	–	986,193
December 2013	–	–	–	986,193

Total	–	$–	–

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2013, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2013, we have purchased $5.0 million in principal amount of debt securities and $28.4 million of our common stock representing 9,800,720 shares.

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

	As of and
	For the Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009

Statement of Operations Data
Revenues:
Interest income	$231,330	$175,314	$127,856	$137,090	$208,196
Servicing fees	3,093	2,305	4,348	7,657	4,640
Other income	10,405	9,589	10,927	10,438	11,059
Gain on cancellation of debt	10,947	–	–	–	–
Total revenues	255,775	187,208	143,131	155,185	223,895
Expenses:
Employee costs	42,960	35,573	32,270	33,814	37,306
General and administrative	32,753	29,531	26,759	26,068	32,220
Interest expense	58,179	79,422	83,054	81,577	112,639
Provision for credit losses	76,869	33,495	15,508	29,921	92,011
Provision for contingent liabilities	7,841	–	–	–	–
Total expenses	218,602	178,021	157,591	171,380	274,176
Income (loss) before income tax expense (benefit)	37,173	9,187	(14,460)	(16,195)	(50,281)
Income tax expense (benefit)	16,168	(60,221)	–	16,982	7,800
Net income (loss)	$21,005	$69,408	$(14,460)	$(33,177)	$(58,081)

Earnings (loss) per share-basic	$0.98	$3.56	$(0.76)	$(1.90)	$(3.12)
Earnings (loss) per share-diluted	$0.67	$2.72	$(0.76)	$(1.90)	$(3.12)
Pre-tax income (loss) per share-basic (1)	$1.73	$0.47	$(0.76)	$(0.93)	$(2.70)
Pre-tax income (loss) per share-diluted (2)	$1.18	$0.36	$(0.76)	$(0.93)	$(2.70)
Weighted average shares outstanding-basic	21,538	19,473	19,013	17,477	18,643
Weighted average shares outstanding-diluted	31,574	25,478	19,013	17,477	18,643

Balance Sheet Data
Total assets	$1,396,366	$1,037,620	$890,050	$742,390	$1,068,261
Cash and cash equivalents	22,112	12,966	10,094	16,252	12,433
Restricted cash and equivalents	132,284	104,445	159,228	123,958	128,511
Finance receivables, net	1,115,437	744,749	506,279	552,453	840,092
Finance receivables measured at fair value	14,476	59,668	160,253	–	–
Residual interest in securitizations	854	4,824	4,414	3,841	4,316
Warehouse lines of credit	9,452	21,731	25,393	45,564	4,932
Residual interest financing	19,096	13,773	21,884	39,440	56,930
Debt secured by receivables measured at fair value	13,117	57,107	166,828	–	–
Securitization trust debt	1,177,559	792,497	583,065	567,722	904,833
Long-term debt	57,701	73,416	79,094	65,210	48,083
Shareholders' equity	94,602	61,311	(14,207)	2,421	35,577

(1)	Income (loss) before income tax benefit divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.
(2)	Income (loss) before income tax benefit divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011	2010	2009

Contract Purchases/Securitizations
Automobile contract purchases	$764,087	$551,742	$284,236	$113,023	$8,599
Automobile contracts securitized - structured as sales	–	–	–	103,772	–
Automobile contracts securitized - structured as secured financings	778,000	554,101	335,593	–	–

Managed Portfolio Data
Contracts held by consolidated subsidiaries	$1,207,694	$807,888	$546,018	$597,142	$922,682
Fireside portfolio	14,786	60,804	172,167	–	–
Contracts held by non-consolidated subsidiaries	4,074	17,298	42,971	83,964	134,894
Third party portfolios (1)	4,868	11,585	33,493	75,097	137,146
Total managed portfolio	$1,231,422	$897,575	$794,649	$756,203	$1,194,722
Average managed portfolio	1,064,498	822,571	711,725	928,977	1,342,410

Weighted average fixed effective interest rate (total managed portfolio) (2)	20.0%	19.6%	18.5%	16.2%	15.8%
Core operating expense (% of average managed portfolio) (3)	7.1%	7.9%	8.3%	6.4%	5.2%
Allowance for finance credit losses	$39,626	$19,594	$10,351	$13,168	$38,274
Allowance for finance credit losses (% of total contracts held by consolidated subsidiaries)	3.3%	2.4%	1.9%	2.2%	4.1%
Aggregate allowance for finance credit losses and	$39,626	$19,594	$10,351	$13,168	$38,274
repossessions in inventory	$54,405	$25,978	$15,116	$29,446	$66,358
Aggregate allowance for finance credit losses (% of total repossessions in inventory and	4.6%	3.4%	2.9%	5.0%	7.2%
contracts held by consolidated subsidiaries).	814.0%	2.4%	30.9%	17.5%	27.9%
Total delinquencies (2) (4)	4.8%	4.0%	4.4%	5.7%	4.9%
Total delinquencies and repossessions (2) (4)	6.8%	5.5%	6.2%	9.2%	8.8%
Net charge-offs (2) (5)	4.7%	3.6%	4.8%	9.0%	11.0%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, provision for contingent liabilities, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2012, we have purchased a total of approximately $10.4 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. From 2008 through 2010, our managed portfolio decreased each year due to our strategy of limiting contract purchases to conserve our liquidity during the financial crisis and resulting recession, as discussed further below. However, since October 2009, we have gradually increased contract purchase which, in turn, has resulted in recent increases in our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422

We are headquartered in Irvine, California, where most operational and administrative functions are centralized. Most credit and underwriting functions are performed in our California headquarters with some credit functions performed in our Florida and Nevada offices. We service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically: (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction, and (iii) record as expense a provision for credit losses on the contracts. From July 2003 through April 2008, all of our securitizations were structured in this manner. In September 2008, we securitized automobile contracts in a transaction that was in substance a sale, that was treated as a sale for accounting purposes, and in which we retained a residual interest in the automobile contracts. The remaining receivables from the September 2008 securitization were re-securitized in September 2010 in a structure that maintained sale treatment for accounting purposes. In 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts. During 2012 we completed four securitizations of approximately $603.5 million in contracts, including $58.2 million in contracts that were repurchased from 2006 and 2007 securitizations in 2012. In 2013 we completed four securitizations of approximately $778.0 million in contracts. Since 2011, all of our securitizations have been structured as secured financings.

When structured to be treated as a sale for accounting purposes, the assets and liabilities of the special-purpose subsidiary are not consolidated with us. Accordingly, the transaction removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts. Of our managed portfolio outstanding at December 31, 2013, only our September 2010 securitization was structured to be treated as a sale for accounting purposes.

Credit Risk Retained

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2013 was approximately $1,231.4 million, which includes a third party servicing portfolio of $4.9 million on which we earn only servicing fees and have no credit risk.

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Originations Costs and Acquisition Fees, (c) Term Securitizations, (d) Finance Receivables and Related Debt Measured at Fair Value (e) Accrual for Contingent Liabilities and (f) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

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

December 31,	Weighted Average Age in Months of Owned Portfoio
2009	33
2010	37
2011	27
2012	18
2013	14

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. Through 2008, we generally purchased external credit enhancement for most of our term securitizations in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. However, in our 12 most recent securitizations since 2010, we have not purchased financial guaranty insurance policies and do not expect to do so in the near future.

We structure our securitizations to include internal credit enhancement for the benefit the investors (i) in the form of an initial cash deposit to an account ("spread account") held by the trust, (ii) in the form of overcollateralization of the senior asset-backed securities, where the principal balance of the senior asset-backed securities issued is less than the principal balance of the automobile contracts, (iii) in the form of subordinated asset-backed securities, or (iv) some combination of such internal credit enhancements. The agreements governing the securitization transactions require that the initial level of internal credit enhancement be supplemented by a portion of collections from the automobile contracts until the level of internal credit enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related automobile contracts. The specified levels at which the internal credit enhancement is to be maintained will vary depending on the performance of the portfolios of automobile contracts held by the trusts and on other conditions, and may also be varied by agreement among us, our special purpose subsidiary, the insurance company, if any, and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one transaction to another. The agreements governing the securitizations generally grant us the option to repurchase the sold automobile contracts from the trust when the aggregate outstanding balance of the automobile contracts has amortized to a specified percentage of the initial aggregate balance.

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

Historically, our warehouse credit facility structures were similar to the above, except that (i) our special-purpose subsidiaries that purchased the automobile contracts pledged the automobile contracts to secure promissory notes that they issued, (ii) no increase in the required amount of internal credit enhancement was contemplated, and (iii) we did not purchase financial guaranty insurance. Since October 2009, we have established new funding facilities and gradually increased our contract purchases. More recently, we increased our short-term contract financing resources by $200 million by entering into agreements for a $100 million credit facility in December 2010 and for another $100 million credit facility in February 2011. In May 2012, the revolving period of the February 2011 facility expired and we entered into a new $100 million credit facility with a different lender. In March 2013, the December 2012 facility was amended to extend the revolving period to March 2015 and also to include an amortization period through March 2017 for any receivables pledged to the facility at the end of the revolving period. In June 2013, the May 2012 facility was amended to extend the revolving period to June 2015 and also to include an amortization period through June 2016 for any receivables pledged to the facility at the end of the revolving period. Our current maximum revolving warehouse financing capacity is $200 million.

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

Since the third quarter of 2003, we have conducted 36 term securitizations. Of these 36, 30 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. Since July 2003 all such securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations that were in substance sales of the underlying receivables, and were treated as sales for financial accounting purposes.

Our December 2013 securitization included a pre-funding feature in which a portion of the receivables to be pledged to the securitization trust were not scheduled to be delivered to the trust until after the initial closing. As a result, our restricted cash balance at December 31, 2013 included $63.4 million from the proceeds of the sale of the securitization notes that were held by the trustee pending delivery of the remaining receivables. In January 2014, the requisite additional receivables were delivered to the trust and we received the related restricted cash, a significant portion of which was used to repay amounts owed under our warehouse credit facilities.

Finance Receivables and Related Debt Measured at Fair Value

In September 2011 we purchased finance receivables from Fireside Bank. These receivables are pledged as collateral for debt that was structured specifically for the acquisition of this portfolio. Since the Fireside receivables were originated by another entity with its own underwriting guidelines and procedures, we have elected to account for the Fireside receivables and the related debt secured by those receivables at their estimated fair values so that changes in fair value will be reflected in our results of operations as they occur. There are limited observable inputs available to us for measurement of such receivables, or for the related debt. We use our own assumptions about the factors that we believe market participants would use in pricing similar receivables and debt, and are based on the best information available in the circumstances. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in different estimates of fair value. Those estimated values may differ significantly from the values that would have been used had a readily available market for such receivables or debt existed, or had such receivables or debt been liquidated, and those differences could be material to the financial statements.

Accrual for Contingent Liabilities

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Our legal counsel has advised us on such matters where, based on information available at the time of this report, there is an indication that it is both probable that a liability has been incurred and the amount of the loss can be reasonably determined.

We have recorded a liability as of December 31, 2013, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2013, and in excess of the liability we have recorded, is from $0 to $1.6 million.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, since the fourth quarter of 2011, we have reported nine consecutive quarters of increasing profitability. Furthermore, we have demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables.

As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

Our net deferred tax asset of $59.2 million, as of December 31, 2013, consists of approximately $47.8 million of net U.S. federal deferred tax assets and $11.4 million of net state deferred tax assets. The major components of the deferred tax asset are $36.9 million in net operating loss carryforwards and built in losses and $22.3 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of $48.4 million and $129.8 million, respectively. The federal net operating losses begin to expire in 2022. The state net operating losses begin to expire in 2014.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 61term securitizations of approximately $8.5 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations. Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000

Our 2012 securitizations included $58.2 million in contracts that were repurchased in 2012 from securitizations closed in 2006 and 2007. Our 2013 securitizations included $7.4 million in contracts that were repurchased from a securitization closed in 2008. Since 2011 all of our securitizations have been structured as secured financings and none have utilized financial guarantees.

Our current short-term funding capacity is $200 million, consisting of two credit facilities. The first $100 million credit facility was established in December 2010. This facility was renewed in March 2013, extending the revolving period to March 2015, and adding an amortization period through March 2017. Our second $100 million credit facility was established in May 2012. This facility was renewed in June 2013, extending the revolving period to June 2015, and adding an amortization period through June 2016.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2013 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2013 with the year ended December 31, 2012

Revenues.  In April 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment and a new note. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million, or 4.3% of our total revenues of $255.8 million for year ended December 31, 2013.

During the year ended December 31, 2013, excluding the gain on cancellation of debt of $10.9 million, our revenues were $244.8 million, an increase of $57.6 million, or 30.8%, from the prior year revenue of $187.2 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2013 increased $56.0 million, or 32.0%, to $231.3 million from $175.3 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $868.7 million at December 31, 2012 to $1,222.5 million at December 31, 2013. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the year ended December 31, 2013 and 2012:

	Average Balances for the Year Ended
	December 31, 2013	December 31, 2012
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,044.7	$699.0
Fireside	31.3	103.5
Total	$1,076.0	$802.5

Servicing fees totaling $3.1 in the year ended December 31, 2013 increased $788,000, or 34.2%, from $2.3 million in the prior year. We earn base servicing fees on three portfolios that are decreasing in size as we receive customer payments and, consequently, base servicing fees are decreasing also. On one of those portfolios, however, we recently began earning an incentive servicing fee. Such incentive servicing fee was $1.6 million for the year ended December 31, 2013 and more than offset the decrease of $600,000 in base servicing fees. We did not earn any incentive servicing fee in the prior year. As of December 31, 2013 and 2012, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	December 31, 2013		December 31, 2012
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,207.7	98.1%	$807.9	90.0%
Fireside	14.8	1.2%	60.8	6.8%
Owned by Non-Consolidated Subsidiaries	4.0	0.3%	17.3	1.9%
Third-Party Servicing Portfolios	4.9	0.4%	11.6	1.3%
Total	$1,231.4	100.0%	$897.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At December 31, 2013, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,231.4 million (this amount includes $4.0 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $4.9 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $897.6 million as of December 31, 2012. At December 31, 2013 and 2012, the managed portfolio composition was as follows:

	December 31, 2013		December 31, 2012
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,213.8	98.6%	$825.0	91.9%
Fireside	14.8	1.2%	60.8	6.8%
TFC	–	0.0%	0.2	0.0%
Third Party Portfolio	2.8	0.2%	11.6	1.3%
Total	$1,231.4	100.0%	$897.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $816,000, or 8.5%, to $10.4 million in the year ended December 31, 2013 from $9.6 million during the prior year. The increase is comprised of a net increase of $415,000 in the fair value of the receivables and debt associated with the Fireside portfolio acquisition, an increase of $558,000 in fees associated with direct mail and other related products and services that we offer to our dealers, and an increase of $58,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. These increases were partially offset by a decrease of $215,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation and a decrease in sales tax refunds of $30,000.

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

During the year ended December 31, 2013, we recognized $7.8 million in contingent liability expenses to either record or increase the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) has informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund.

The following comparison of our expenses for the year ended December 31, 2013 and 2012 excludes the impact of the $7.8 million contingent liability expense incurred in the year ended December 31, 2013.

Total operating expenses were $210.8 million for the year ended December 31, 2013, compared to $178.0 million for the prior year, an increase of $32.7 million, or 18.4%. The increase is primarily due to the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $7.4 million or 20.8%, to $43.0 million during the year ended December 31, 2013, representing 20.4% of total operating expenses, from $35.6 million for the prior year, or 20.0% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments to accommodate the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$764.1	$551.7
Contracts purchased (units)	48,995	36,030
Managed portfolio outstanding (dollars)	$1,231.4	$897.6
Managed portfolio outstanding (units)	99,842	91,549

Number of Originations staff	172	146
Number of Marketing staff	119	89
Number of Servicing staff	348	279
Number of other staff	66	60
Total number of employees	705	574

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $16.3 million, an increase of $916,000, or 5.9%, compared to the previous year and represented 7.8% of total operating expenses.

Interest expense for the year ended December 31, 2013 decreased by $21.2 million to $58.2 million, or 26.7%, compared to $79.4 million in the previous year.

Interest expense on the Fireside portfolio credit facility decreased by $12.0 million compared to the prior year as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt decreased by $3.4 million for the year ended December 31, 2013 compared to the prior year. Although the average balance of securitization trust debt increased to $941.6 million at December 31, 2013 compared to $630.0 million at December 31, 2012, the blended interest rates on new term securitizations since 2012 have been significantly lower than in previous years. As a result, during 2013, portions of our securitization debt that were outstanding at December 31, 2012 at higher blended interest rates were repaid as we added new securitization trust debt at significantly lower blended interest rates.

Interest expense on senior secured debt and subordinated debt decreased by $4.7 million. This was due primarily to the April 2013 repayment of $15.0 million in senior secured debt and to the reduction in the interest rate on the remaining senior secured debt from 16.0% to 13.0%. In addition, we reduced the balance of our outstanding subordinated renewable notes by $4.2 million from $23.3 million at December 31, 2012 to $19.1 million at December 31, 2013. The reduction in interest expense was also a result of our decreasing the blended interest rate on our subordinated renewable notes from 14.4% at December 31, 2012 to 12.5% at December 31, 2013.

Interest expense on residual interest financing increased $701,000 in the year ended December 31, 2013 compared to the prior year. The increase is due to the establishment in April 2013 of a new $20 million residual interest financing. This was partially offset by the September 2013 repayment of the $13.8 million of indebtedness outstanding under the residual facility originally established in 2007.

Interest expense on warehouse debt decreased by $1.9 million for the year ended December 31, 2013 compared to the prior year. Although we increased our contract purchases to $764.1 million for the year ended December 31, 2013 compared to $551.7 million in the prior period, recently we have relied less on warehouse credit facilities and more on unrestricted cash balances to fund receivables prior to securitization.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013			2012
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,015,404	$225,268	22.2%	$662,173	$152,977	23.1%
Finance receivables measured at fair value	31,294	6,062	19.4%	103,571	22,337	21.6%
	$1,046,698	231,330	22.1%	$765,744	175,314	22.9%
	$
Interest Bearing Liabilities	$
Warehouse lines of credit	$40,285	5,003	12.4%	$36,558	6,928	19.0%
Residual interest financing	24,107	3,330	13.8%	15,716	2,629	16.7%
Debt secured by receivables measured at fair value	27,506	3,877	14.1%	101,381	15,877	15.7%
Securitization trust debt	941,591	34,744	3.7%	629,987	38,095	6.0%
Senior secured debt, related party	41,906	8,064	19.2%	53,654	12,454	23.2%
Subordinated renewable notes	21,763	3,161	14.5%	21,564	3,439	15.9%
	$1,097,158	58,179	5.3%	$858,860	79,422	9.2%

Net interest income/spread		$173,151			$95,892
Net interest margin (3)			16.5%			12.5%
Ratio of average interest earning assets to average interest bearing liabilities	95%			89%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Net of deferrred fees and direct costs.

(3) Annualized net interest income divided by average interest earning assets.

	Year Ended December 31, 2013 Compared to December 31, 2012
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$72,291	$81,604	$(9,313)
Finance receivables measured at fair value	(16,275)	(15,588)	(687)
	56,016	66,016	(10,000)
Interest Bearing Liabilities
Warehouse lines of credit	(1,925)	706	(2,631)
Residual interest financing	701	1,404	(703)
Debt secured by receivables measured at fair value	(12,000)	(11,569)	(431)
Securitization trust debt	(3,351)	18,843	(22,194)
Senior secured debt, related party	(4,390)	(2,727)	(1,663)
Subordinated renewable notes	(278)	32	(310)
	(21,243)	6,689	(27,932)

Net interest income/spread	$77,259	$59,327	$17,932

Provision for credit losses was $76.9 million for the year ended December 31, 2013, an increase of $43.4 million, or 129.5% compared to the prior year and represented 36.5% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $2.7 million, or 25.3%, to $13.4 million during the year ended December 31, 2013, compared to $10.7 million in the prior year, and represented 6.3% of total operating expenses. For the year ended December 31, 2013, we purchased 48,995 contracts representing $764.1 million in receivables compared to 36,030 contracts representing $551.7 million in receivables in the prior year.

Occupancy expenses decreased by $286,000 or 9.9%, to $2.6 million compared to $2.9 million in the previous year and represented 1.2% of total operating expenses.

Depreciation and amortization expenses decreased by $106,000 or 19.5%, to $437,000 compared to $543,000 in the previous year and represented 0.2% of total operating expenses.

For the year ended December 31, 2013, we recorded income tax expense of $16.2 million, representing a 43.5% income tax rate. In the prior year, we recorded $2.6 million of net tax expense and reduced our valuation allowance for our deferred tax assets by $60.6 million, which resulted in a net tax benefit of $60.2 million. At December 31, 2012, we had reported five consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we had demonstrated an ability to increase our new contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables. As a result of these and other factors, we determined at December 31, 2013 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our deferred tax assets. Accordingly, we reversed the related valuation allowance. However, if future events change our expected realization of our deferred tax assets, we may be required to reestablish the related valuation allowance in the future.

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

Net cash provided by operating activities for the years ended December 31, 2013 and 2012 was $99.4 million and $35.0 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses, provision for contingent liabilities, accretion of deferred acquisition fees, the $10.9 million gain on cancellation of debt in 2013 and, in 2012, the net change in our deferred tax assets of $62.8 million.

Net cash used in investing activities for the year ended December 31, 2013 was $409.6 million compared to net cash used in investing activities of $91.5 million in 2012. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to purchases of finance receivables. Purchases of finance receivables held for investment were $764.1 million and $551.7 million in 2013 and 2012, respectively.

Net cash provided by financing activities for the year ended December 31, 2013 was $319.3 million compared with net cash provided by financing activities of $59.4 million in 2012. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt, and in particular, securitization trust debt and portfolio acquisition financing. We issued $778.0 million in new securitization trust debt in 2013 compared to $558.5 million of new securitization trust debt in 2012. Repayments of securitization debt were $382.6 million and $351.0 million in 2013 and 2012, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2013, we had unrestricted cash of $22.1 million. We had $90.5 million available under one warehouse credit facility and $100.0 million available under our second warehouse credit facility (advances from both facilities are subject to available eligible collateral). During 2013 we completed four securitizations aggregating $778.0 million of receivables, and we intend to continue completing securitizations regularly during 2014, although there can be no assurance that we will be able to do so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2013, we were in compliance with all such covenants.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2013, we had approximately $1,276.9 million of debt outstanding. Such debt consisted primarily of $1,177.6 million of securitization trust debt, and also included $13.1 million in debt for the acquisition of the Fireside portfolio, $9.5 million of warehouse lines of credit, $19.1 million of residual interest financing, $38.6 million of senior secured related party debt and $19.1 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $37.2 million and $9.2 million in 2013 and 2012, respectively, preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2013 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$76,797	$56,292	$10,108	$9,179	$1,218
Operating Leases	$13,104	$3,249	$6,237	$2,808	$810

(1)	Securitization trust debt, in the aggregate amount of $1,177.6 million as of December 31, 2013, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $445.7 million in 2014, $345.1 million in 2015, $216.6 million in 2016, $117.0 million in 2017, $40.3 million in 2018, and $12.9 million in 2019. Similarly, the $13.1 million in debt associated with the Fireside receivables acquisition measured at fair value is estimated to be repaid in 2014.

(2)	Long-term debt includes residual interest debt, senior secured debt and subordinated renewable notes.

For debt that is due in 2014, we anticipate repaying it with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in December 2010. In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.73% per annum, with a minimum rate of 6.73% per annum. In March 2013, this facility was amended to extend the revolving period to March 2015 and to include an amortization period through March 2017 for any receivables pledged to the facility at the end of the revolving period. There was $9.5 million outstanding under this facility at December 31, 2013.

Facility Established in May 2012. On May 11, 2012, we entered into an additional $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.4% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 6.00% per annum, with a minimum rate of 6.75% per annum. In June 2013, this facility was amended to extend the revolving period to June 2015 and to include an amortization period through June 2016 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2013 there were no amounts outstanding under this facility.

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

Capitalization

Over the period from January 1, 2012 through December 31, 2013 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$13,773	$21,884
Issuances	20,000	–
Payments	(14,677)	(8,111)
Ending balance	$19,096	$13,773

SECURITIZATION TRUST DEBT:
Beginning balance	$792,497	$583,065
Issuances	778,000	558,500
Payments	(382,591)	(350,981)
Amortization of discount	600	1,913
Cancellation of debt	(10,947)	–
Ending balance	$1,177,559	$792,497

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance	$50,135	$58,344
Issuances	5,284	–
Payments	(18,852)	(11,200)
Debt discount net of amortization	1,992	2,991
Ending balance	$38,559	$50,135

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$23,281	$20,750
Issuances	1,276	4,957
Payments	(5,415)	(2,426)
Ending balance	$19,142	$23,281

DEBT SECURED BY RECEIVABLES MEASURED AT FAIR VALUE:
Beginning balance	$57,107	$166,828
Payments	(45,969)	(121,413)
Accretion of premium	2,726	4,579
Mark to fair value	(747)	7,113
Ending balance	$13,117	$57,107

Residual Interest Financing.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”). The term note was fully drawn in July 2007 and was originally due in July 2009. As of July 2008, we had drawn $26.8 million on the revolving note. The facility’s revolving feature expired in July 2008. On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010. In June 2009 we met all such conditions and extended the maturity. In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In May 2010, we extended the maturity date from June 2010 to May 2011. In May 2011, we extended the maturity date of the facility from May 2011 to May 2012. In February 2012, we exchanged certain previously pledged residual interests with new, previously unpledged, residual interests and extended the maturity date to February 2013. In September 2012, the maturity date was again extended to September 2013 and the requirement for monthly principal repayments was eliminated if certain pool performance measures are met. This facility was repaid in full in September 2013.

In April 2013, we established a five-year $20 million term residual facility. The facility is secured by eligible residual interests in two previously securitized pools of automobile receivables. The facility provides for effective advances up to 70.0% of the related borrowing base. Notes issued under the facility accrue interest at one-month LIBOR plus 11.75% per annum.

Securitization Trust Debt.  From July 2003 through April 2008, we treated all securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our balance sheet as securitization trust debt. Our September 2008 and the re-securitization of the remaining receivables from such transaction in September 2010 were each structured as a sale for financial accounting purposes and the asset-backed securities issued in those transactions have not been and are not on our balance sheet. Since 2011 all 11 of our securitizations have been treated as secured financings and make up $1,168,1 million of our securitization trust debt at December 31, 2013. An additional $9.5 million of our December 31, 2013 securitization trust debt is from a term funding facility that we established in March 2010, which is also treated as a secured financing.

Senior Secured Debt.  From 1998 to 2005, we entered into a series of financing transactions with Levine Leichtman Capital Partners II, L.P. In July 2007 we repaid the final amounts due under these financing transactions. On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us. The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries. In July 2008, in conjunction with the amendment of the residual interest financing as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note. Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock. In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018. We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008. The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share. Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share. Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share. All of the FMV Warrants and N Warrants were exercised in November 2013 and are no longer outstanding.

In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note. The note accrued interest at 15.0% and was repaid in December 2010 at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding. The $27.8 million note accrues interest at 16.0% and matures in December 2013. Concurrent with the issuance of the $27.8 million note, the term $10 and $15 million notes were amended to change their maturity dates to December 2013. In conjunction with the issuance of the $27.8 million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock. Each share of the Series B convertible preferred stock was exchanged for 1,000 shares of our common stock on June 15, 2011, upon shareholder approval of such exchange. At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively. On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. In April 2011 we purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to LLCP a new $3 million note which was fully repaid in June 2012. In November 2011, we sold an additional $5 million note which was fully repaid in October 2012. In February 2012, we extended the maturity of the $5 million note that was originally due in February 2012 to March 2012 when it was repaid in full. In April 2013 we repaid the $15 million note, reduced the interest rates on the remaining notes from 14.0% to 13.0% per annum and extended the maturity of the remaining notes to June 30, 2014. In January 2014 we repaid the $10 million note.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2013, we were in compliance with all such covenants.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, which requires a reporting entity to present an unrecognized tax benefit as a liability in the financial statements separate from deferred tax assets if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or if a reporting entity does not intend to use the deferred tax asset for such purpose. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013.  We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

From July 2003 through April 2008 all of our securitizations were structured as secured financings for financial accounting purposes. In September 2008, we securitized $198.7 million of our automobile contracts in a structure that is treated as a sale of the receivables for financial accounting purposes. The terms of the September 2008 securitization provided for us (1) to continue servicing the sold portfolio, (2) to retain a 5.0% interest in the bonds issued by the trust to which we sold the automobile contracts and (3) to earn additional compensation contingent upon (a) the return to the holders of the senior bonds issued by the trust reaching certain targets or (b) “lifetime” cumulative net charge-offs on the automobile contracts being below a pre-determined level. In September 2010 we re-securitized the remaining receivables from the September 2008 transaction in a similar "off balance sheet" structure. The September 2010 transaction is treated as a sale of the receivables for financial accounting purposes. See "Critical Accounting Policies" for a detailed discussion of our securitization structure.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk during the period between when contracts are purchased from dealers and when such contracts become part of a term securitization. Specifically, the interest rate due on our warehouse credit facilities are adjustable while the interest rates on the contracts are fixed. Therefore, if interest rates increase, the interest we must pay to our lenders under warehouse credit facilities is likely to increase while the interest we receive from warehoused automobile contracts remains the same. As a result, excess spread cash flow would likely decrease during the warehousing period. Additionally, automobile contracts warehoused and then securitized during a rising interest rate environment may result in less excess spread cash flow to us. Historically, our securitization facilities have paid fixed rate interest to security holders set at prevailing interest rates at the time of the closing of the securitization, which may not take place until several months after we purchased those contracts. Our customers, on the other hand, pay fixed rates of interest on the automobile contracts, set at the time they purchase the underlying vehicles. A decrease in excess spread cash flow could adversely affect our earnings and cash flow.

To mitigate, but not eliminate, the short-term risk relating to interest rates payable under the warehouse facilities, we have historically held automobile contracts in the warehouse credit facilities for less than four months. To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have structured our term securitization transactions to include pre-funding structures, whereby the amount of notes issued exceeds the amount of contracts initially sold to the trusts. We expect to continue to use pre-funding structures in our securitizations. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts to the trust. In pre-funded securitizations, we lock in the borrowing costs with respect to the contracts we subsequently deliver to the securitization trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the notes outstanding. The amount of such expense may vary. Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

Item 8. Financial Statements and Supplementary Data

This report includes Consolidated Financial Statements, notes thereto and an Independent Auditors’ Report, at the pages indicated below, in the "Index to Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2013 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2013, has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2014 (the "2014 Proxy Statement"). The 2014 Proxy Statement will be filed not later than April 30, 2014. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2014 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)

2.1	Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Exhibit 2.1 to Form 8-K filed on November 19, 2001 by MFN Financial Corporation)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement dated January 22, 2014 to Indenture re ARUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
4.29	Revolving Credit Agreement dated December 23, 2010 (Exhibit 4.29 to Form 10-K filed March 31, 2011)
4.37	Indenture re Notes issued by CPS Auto Receivables Trust 2012-A (exhibit 4.37 to Form 10-Q filed by the registrant on April 24, 2012)
4.38	Sale and Servicing Agreement dated as of March 1, 2012, related to notes issued by CPS Auto Receivables Trust 2012-A (exhibit 4.38 to Form 10-Q filed by the registrant on April 24, 2012)
4.39	Indenture re Notes issued by CPS Auto Receivables Trust 2012-B (exhibit 4.39 to Form 8-K filed by the registrant on June 26, 2012)
4.40	Sale and Servicing Agreement dated as of June 1, 2012, related to notes issued by CPS Auto Receivables Trust 2012-B (exhibit 4.40 to Form 8-K filed by the registrant on June 26, 2012)

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)

4.41	Indenture re Notes issued by CPS Auto Receivables Trust 2012-C (exhibit 4.41 to Form 10-Q filed by the registrant on November 6, 2012)
4.42	Sale and Servicing Agreement dated as of March 1, 2012, related to notes issued by CPS Auto Receivables Trust 2012-C (exhibit 4.42 to Form 10-Q filed by the registrant on November 6, 2012)
4.43	Indenture re Notes issued by CPS Auto Receivables Trust 2012-D (to be filed by amendment)
4.44	Sale and Servicing Agreement dated as of December 1, 2012, related to notes issued by CPS Auto Receivables Trust 2012-D (to be filed by amendment)
4.45	Indenture re Notes issued by CPS Auto Receivables Trust 2013-A (exhibit 4.43 to Form 10-Q/A filed by the registrant on August 14, 2013)
4.46	Sale and Servicing Agreement dated as of March 1, 2013, related to notes issued by CPS Auto Receivables Trust 2013-A (exhibit 4.44 to Form 10-Q/A filed by the registrant on August 14, 2013)
4.47	Indenture re Notes issued by CPS Auto Receivables Trust 2013-B (exhibit 4.45 to Form 10-Q/A filed by the registrant on August 14, 2013)
4.48	Sale and Servicing Agreement dated as of June 1, 2013, related to notes issued by CPS Auto Receivables Trust 2013-B (exhibit 4.46 to Form 10-Q/A filed by the registrant on August 14, 2013)
4.49	Indenture re Notes issued by CPS Auto Receivables Trust 2013-C (exhibit 4.47 to Form 8-K/A filed by the registrant on October 30, 2013)
4.50	Sale and Servicing Agreement dated as of September 1, 2013, related to notes issued by CPS Auto Receivables Trust 2013-C (exhibit 4.48 to Form 8-K/A filed by the registrant on October 30, 2013)
4.51	Indenture re Notes issued by CPS Auto Receivables Trust 2013-D (exhibit 4.49 Form 8-K/A filed by the registrant on January 22, 2014)
4.52	Sale and Servicing Agreement dated as of December 1, 2013, related to notes issued by CPS Auto Receivables Trust 2013-D (exhibit 4.50 Form 8-K/A filed by the registrant on January 22, 2014)
10.1	1991 Stock Option Plan & forms of Option Agreements thereunder (Exhibit 10.19 to Form S-2, no. 333-121913) **
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended April 18, 2013 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on March 20, 2013)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
10.15	Securities Purchase Agreement between the registrant and Levine Leichtman Capital Partners IV, L. P. ("LLCP"), relating to the sale of an aggregate of $25 million of Notes. (Incorporated by reference to exhibit 99.2 to Schedule 13D filed by LLCP on July 10, 2008)
10.15.1	Amendment dated July 10, 2008 to Securities Purchase Agreement dated June 30, 2008 between the registrant and LLCP. (Exhibit 10.15.1 to registrant's Form 10-Q filed August 11, 2008)
10.15.2	Amendment dated December 23, 2010 to Securities Purchase Agreement dated June 30, 2008 between the registrant and LLCP. (incorporated by reference to Schedule 13D by Levine Leichtman Capital Partners IV, L.P. on January 3, 2011.

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)

10.16	Registration Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.6 to Schedule 13D filed by LLCP on July 10, 2008)
10.17	Investor Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.7 to Schedule 13D filed by LLCP on July 10, 2008)
10.18	FMV Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to the FMV warrant appearing as pages A-1 through A-13 of the preliminary proxy statement filed by the registrant on July 28, 2008.)
10.18.1	Amendment dated March 30, 2012 to FMV Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated March 30, 2012, as amended and filed on Form 8-K/A by the registrant on May 30, 2012.)
10.19	N Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to the FMV warrant appearing as pages B-1 through B-13 of the preliminary proxy statement filed by the registrant on July 28, 2008.)
10.19.1	Amendment dated March 30, 2012 to N Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K dated March 30, 2012, as amended and filed on Form 8-K/A by the registrant on May 30, 2012.)
10.20	Amended and Restated Note Purchase Agreement dated July 10, 2008 among the registrant, its subsidiary Folio Funding II, LLC, and Citigroup Financial Products Inc. (Exhibit 10.20 to registrant's Form 10-Q filed August 11, 2008)
10.21	Amended and Restated Indenture dated July 10, 2008 among Folio Funding II, LLC, Citigroup Financial Products Inc. and Wells Fargo Bank, N.A. (Exhibit 10.21 to registrant's Form 10-Q filed August 11, 2008)
10.22	Performance Guaranty dated July 10, 2008 issued by the registrant in favor of Citigroup Financial Products Inc. (Exhibit 10.22 to registrant's Form 10-Q filed August 11, 2008)
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
10.24	Purchase and Sale Agreement re Motor Vehicle Contracts dated as of September 26, 2008 (Exhibit 10.24 to Form 8-K/A filed by the registrant on November 7, 2008)
10.25	Transfer and Servicing Agreement dated as of September 26, 2008 (Exhibit 10.25 to Form 8-K/A filed by the registrant on November 7, 2008)
10.26	Revolving Credit Agreement dated September 25, 2009 among the registrant, its subsidiary Page Four Funding, LLC, and Fortress Credit Corp. ("Fortress") (Exhibit 10.1 to registrant's Form 8-K filed October 1, 2009)
10.27	Warrant dated September 25, 2009, issued to an affiliate of Fortress. (Exhibit 10.2 to registrant's Form 8-K filed October 1, 2009)
10.27.1	Amendment dated March 30, 2012 to Warrant dated September 25, 2009, issued to an affiliate of Fortress. (Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K dated March 30, 2012, as amended and filed on Form 8-K/A by the registrant on May 30, 2012.)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Crowe Horwath LLP (filed herewith)
31.1	Rule 13a-14(a) certification by chief executive officer (filed herewith)
31.2	Rule 13a-14(a) certification by chief financial officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 10, 2014	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2014	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
March 10, 2014	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
March 10, 2014	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
March 10, 2014	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
March 10, 2014	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
March 10, 2014	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
March 10, 2014	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Sr. Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc.

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consumer Portfolio Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ CROWE HORWATH LLP

Costa Mesa, California

March 10, 2014

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$22,112	$12,966
Restricted cash and equivalents	132,284	104,445

Finance receivables	1,155,063	764,343
Less: Allowance for finance credit losses	(39,626)	(19,594)
Finance receivables, net	1,115,437	744,749

Finance receivables measured at fair value	14,476	59,668
Residual interest in securitizations	854	4,824
Furniture and equipment, net	766	726
Deferred financing costs	11,071	9,140
Deferred tax assets, net	59,215	75,640
Accrued interest receivable	18,670	10,411
Other assets	21,481	15,051
	$1,396,366	$1,037,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$24,839	$17,785
Warehouse lines of credit	9,452	21,731
Residual interest financing	19,096	13,773
Debt secured by receivables measured at fair value	13,117	57,107
Securitization trust debt	1,177,559	792,497
Senior secured debt, related party	38,559	50,135
Subordinated renewable notes	19,142	23,281
	1,301,764	976,309
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 24,015,585 and 19,838,913 shares issued and outstanding at December 31, 2013 and 2012, respectively	73,422	65,678
Retained earnings	22,275	1,270
Accumulated other comprehensive loss	(1,095)	(5,637)
	94,602	61,311
	$1,396,366	$1,037,620

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012
Revenues:
Interest income	$231,330	$175,314
Servicing fees	3,093	2,305
Other income	10,405	9,589
Gain on cancellation of debt	10,947	–
	255,775	187,208

Expenses:
Employee costs	42,960	35,573
General and administrative	16,345	15,429
Interest	58,179	79,422
Provision for credit losses	76,869	33,495
Provision for contingent liabilities	7,841	–
Marketing	13,363	10,665
Occupancy	2,608	2,894
Depreciation and amortization	437	543
	218,602	178,021
Income before income tax expense	37,173	9,187
Income tax expense (benefit)	16,168	(60,221)
Net income	$21,005	$69,408

Earnings per share:
Basic	$0.98	$3.56
Diluted	0.67	2.72

Number of shares used in computing earnings per share:
Basic	21,538	19,473
Diluted	31,574	25,478

See accompanying Notes to Consolidated Financial Statements.

F-4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012

Net income	$21,005	$69,408
Other comprehensive income; change in funded status of pension plan, net of $3,044 and ($150) in tax for 2013 and 2012, respectively	4,542	2,898
Comprehensive income	$25,547	$72,306

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Retained	Accumulated
			Earnings/	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
Balance at January 1, 2012	19,527	$62,466	$(68,138)	$(8,535)	$(14,207)

Common stock issued upon exercise of options and warrants	632	1,206	–	–	1,206
Purchase of common stock	(320)	(435)	–	–	(435)
Pension benefit obligation	–	–	–	2,898	2,898
Stock-based compensation	–	1,134	–	–	1,134
Reclassification of warrants from debt	–	1,307	–	–	1,307
Net income	–	–	69,408	–	69,408
Balance at December 31, 2012	19,839	$65,678	$1,270	$(5,637)	$61,311

Common stock issued upon exercise of options and warrants	4,177	3,297	–	–	3,297
Pension benefit obligation	–	–	–	4,542	4,542
Stock-based compensation	–	3,864	–	–	3,864
Reclassification of warrants from debt	–	583	–	–	583
Net income	–	–	21,005	–	21,005
Balance at December 31, 2013	24,016	$73,422	$22,275	$(1,095)	$94,602

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$21,005	$69,408
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(20,565)	(15,957)
Accretion of purchase discount on receivables measured at fair value	(1,421)	(4,144)
Amortization of discount on securitization trust debt	600	1,913
Amortization of discount on senior secured debt, related party	1,992	2,296
Accretion of premium on debt secured by receivables measured at fair value	2,726	4,579
Mark to fair value on debt secured by receivables at fair value	(747)	7,113
Mark to fair value of receivables at fair value	595	(6,634)
Depreciation and amortization	437	543
Amortization of deferred financing costs	6,803	5,954
Provision for credit losses	76,869	33,495
Provision for contingent liabilities	7,841	–
Stock-based compensation expense	3,864	1,134
Interest income on residual assets	–	(410)
Gain on cancellation of debt	(10,947)	–
Change in fair value of warrants	–	695
Changes in assets and liabilities:
Accrued interest receivable	(8,259)	(3,979)
Other assets	(2,183)	5,625
Deferred tax assets	16,425	(60,640)
Accounts payable and accrued expenses	4,337	(6,002)
Net cash provided by operating activities	99,372	34,989

Cash flows from investing activities:
Purchases of finance receivables held for investment	(764,087)	(551,742)
Payments received on finance receivables held for investment	337,095	295,734
Payments on receivables portfolio at fair value	46,018	111,363
Proceeds received on residual interest in securitizations	3,970	–
Change in repossessions held in inventory	(4,246)	(1,237)
Decreases (increases) in restricted cash and cash equivalents, net	(27,839)	54,783
Purchase of furniture and equipment	(477)	(394)
Net cash used in investing activities	(409,566)	(91,493)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	778,000	558,500
Proceeds from issuance of subordinated renewable notes	1,276	4,957
Proceeds from issuance of senior secured debt, related party	5,284	–
Payments on subordinated renewable notes	(5,415)	(2,426)
Net repayments of warehouse lines of credit	(12,279)	(3,662)
Net proceeds from (repayments of) residual interest financing debt	5,323	(8,111)
Repayment of securitization trust debt	(382,591)	(350,981)
Repayment of debt secured by receivables measured at fair value	(45,969)	(121,413)
Repayment of senior secured debt, related party	(18,852)	(11,200)
Payment of financing costs	(8,734)	(7,059)
Purchase of common stock	–	(435)
Exercise of options and warrants	3,297	1,206
Net cash provided by financing activities	319,340	59,376

Increase in cash and cash equivalents	9,146	2,872
Cash and cash equivalents at beginning of year	12,966	10,094
Cash and cash equivalents at end of year	$22,112	$12,966

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(continued)

	Year Ended December 31,
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$50,663	$75,654
Income taxes	2,277	1,139

Non-cash financing activities:
Pension benefit obligation, net	(4,542)	(2,898)
Derivative warrants reclassified from liabilities to common stock upon amendment	583	1,307

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Texas, Pennsylvania, Illinois, Georgia and New Jersey represented 10.6%, 10.0%, 6.0%, 5.2%, 5.1% and 5.1%, respectively, of contracts purchased during 2013 compared with 13.5%, 9.5%, 9.2%, 4.3%, 5.0% and 4.1%, respectively in 2012. No other state had a concentration in excess of 5.0% in 2013. We specialize in contracts with borrowers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2013, our unrestricted cash balance was $22.1 million, which exceeded the minimum amounts required by our financial covenants.

Finance Receivables

Finance receivables, which we have the intent and ability to hold for the foreseeable future or until maturity or payoff, are presented at cost. All finance receivable contracts are held for investment. Interest income is accrued on the unpaid principal balance. Origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Generally, payments received on finance receivables are restricted to certain securitized pools, and the related contracts cannot be resold. Finance receivables are charged off pursuant to the controlling documents of certain securitized pools, generally as described below under Charge Off Policy. Management may authorize an extension of payment terms if collection appears likely during the next calendar month.

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

The receivables we acquired are pledged as collateral for debt that was structured specifically for the acquisition of this portfolio. Since the Fireside receivables were originated by another entity with its own underwriting guidelines and procedures, we elected to account for the Fireside receivables and the related debt secured by those receivables at their estimated fair values so that changes in fair value will be reflected in our results of operations as they occur. We use our own assumptions about the factors that we believe market participants would use in pricing similar receivables and debt, and are based on the best information available in the circumstances. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in different estimates of fair value. Those estimated values may differ significantly from the values that would have been used had a readily available market for such receivables or debt existed, or had such receivables or debt been liquidated, and those differences could be material to the financial statements. Interest income from the receivables and interest expense on the debt are included in interest income and interest expense, respectively. Changes to the fair value of the receivables and debt are also to be included in interest income and interest expense, respectively.

Charge Off Policy

Delinquent contracts for which the related financed vehicle has been repossessed are generally charged off at the earliest of (1) the month in which the proceeds from the sale of the financed vehicle are received, (2) the month in which 90 days have passed from the date of repossession or (3) the month in which the Contract becomes seven scheduled payments past due (see Repossessed and Other Assets below). The amount charged off is the remaining principal balance of the Contract, after the application of the net proceeds from the liquidation of the financed vehicle. With respect to delinquent contracts for which the related financed vehicle has not been repossessed, the remaining principal balance is generally charged off no later than the end of the month that the Contract becomes five scheduled payments past due.

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

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying balance sheets are repossessed vehicles pending sale of $10.0 million and $5.7 million at December 31, 2013 and 2012, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treatment of Securitizations

Our term securitization structure has generally been as follows:

We sell contracts we acquire to a wholly-owned special purpose subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling our contracts. The SPS then transfers the same contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the contracts. We typically sell these contracts to the Trust at face value and without recourse, except representations and warranties that we make to the Trust that are similar to those provided to us by the Dealer. One or more investors purchase the Notes issued by the Trust (the "Noteholders"); the proceeds from the sale of the Notes are then used to purchase the contracts from us. We may retain or sell subordinated Notes issued by the Trust. In addition, we have provided "Credit Enhancement" for the benefit of the Noteholders in three forms: (1) an initial cash deposit to a bank account (a "Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the contracts until the level of Credit Enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of contracts held by the Trusts and on other conditions. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by from one Trust to another.

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

For all of the securitizations that we have completed since July 2003 (other than the September 2008 and September 2010 securitizations), we have the power to direct the most significant activities of the SPS. In addition, we have the obligation to absorb losses and the rights to receive benefits from the SPS, both of which could be potentially significant to the SPS.  These types of securitization structures are treated as secured financings, in which the receivables remain on our consolidated balance sheet, and the debt issued by the SPS is shown as a securitization trust debt on our consolidated balance sheet

Under the September 2008 and September 2010 securitizations and other term securitizations completed prior to July 2003 (which were structured as sales for financial accounting purposes), we removed from our Consolidated Balance Sheet the contracts sold and added to our Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that we retained in contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) Notes retained, if any, and (d) receivables from the Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, any premiums paid to the senior Note insurer (a “Note Insurer”), if any, and certain other expenses.

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

We receive periodic base servicing fees for the servicing and collection of the contracts. In addition, we are entitled to the cash flows from the Trusts that represent collections on the contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and the premium paid to the Note Insurer, if any, and certain other fees (such as trustee and custodial fees). Required principal payments on the Notes are generally defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related contracts (excluding those contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to the specified percentage. Such accelerated principal payment is said to create "overcollateralization" of the Notes.

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

In all of our term securitizations, whether treated as secured financings or as sales, we have transferred the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in securitizations that are treated as secured financings we report the assets and liabilities of the securitization Trust on our Consolidated Balance Sheet. Under both structures the Noteholders’ and the related securitization Trusts’ recourse against us for failure of the contract obligors to make payments on a timely basis is limited, in general, to our Finance receivables, Spread Accounts and Residuals.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2013	2012
	(In thousands)
Direct mail revenues	$7,004	$5,949
Convenience fees charged to obligors	2,965	2,907
Recoveries on previously charged-off contracts	177	392
Sales tax refunds	197	227
Other	62	114
	$10,405	$9,589

Earnings Per Share

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012
	(In thousands,
	except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$21,005	$69,408
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	$21,538	$19,473
Incremental common shares attributable to exercise of outstanding options and warrants	10,036	6,005
Denominator for diluted earnings per share	$31,574	$25,478
Basic earnings per share	$0.98	$3.56
Diluted earnings per share	$0.67	$2.72

Incremental shares of 2.1 million and 979,000 related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2013 and 2012, respectively, because the effect is anti-dilutive.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, which requires a reporting entity to present an unrecognized tax benefit as a liability in the financial statements separate from deferred tax assets if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or if a reporting entity does not intend to use the deferred tax asset for such purpose. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013.  We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, determining appropriate reserves for contingent liabilities, valuing finance receivables measured at fair value and the related debt, accreting net acquisition fees, amortizing deferred costs, and recording deferred tax assets and reserves for uncertain tax positions. These are material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.

Reclassification

Certain amounts for the prior year have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings or shareholders’ equity.

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, from 2008 to 2010, we issued warrants to purchase our common stock in conjunction with various debt financing transactions. At the time of issuance, five of these warrants issued contained "down round," or price reset, features that are subject to classification as liabilities for financial statement purposes. These liabilities were measured at fair value, with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the market price per share of our common stock underlying these warrants with "down round" features directly affected the fair value computations for these derivative financial instruments. The effect was that any increase in the market price per share of our common stock would also increase the related liability, which in turn would result in a current period loss. Conversely, any decrease in the market price per share of our common stock would also decrease the related liability, which in turn would result in a current period gain. We used a binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrant liabilities at the end of each period, we used significant judgments with respect to the risk free interest rate, the volatility of our stock price, and the estimated life of the warrants. The warrant liabilities were included in Accounts payable and accrued expenses on our consolidated balance sheets. On March 29, 2012 we agreed with the holders to amend three of the five warrants that contained the “down round” features, removing those specific price reset terms. On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above. The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common stock. On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round” features, removing those specific price reset terms. The $250,000 aggregate value of this amended warrant was reclassified from Accounts payable to Common stock on the date of the amendment. The fifth warrant with the “down round” feature was exercised on February 22, 2013. The $583,000 intrinsic value of this warrant was reclassified from Accounts payable to Common stock on the date of the exercise. As of December 31, 2013 all five of the warrants issued that previously contained price reset features have either been amended or exercised and are no longer subject to quarterly valuations.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2013 we were in compliance with all such financial covenants.

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

Provision for Contingent Liabilities

During 2013, we recognized $7.8 million in contingent liability expenses to either record or adjust the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) has informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund. (See Note 13)

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our consolidated balance sheets was $132.3 million and $104.4 million as of December 31, 2013 and 2012, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $23.3 million and $25.6 million as of December 31, 2013 and 2012, respectively.

(3) Finance Receivables

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

The following table presents the components of Finance receivables, net of unearned interest:

	December 31,
	2013	2012
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$1,182,950	$795,786
Less: Unearned acquisition fees and discounts	(27,887)	(31,443)
Finance receivables	$1,155,063	$764,343

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Delinquency Status
Current	$1,125,926	$764,741
31 - 60 days	21,421	16,925
61 - 90 days	4,663	9,019
91 + days	10,940	5,101
	$1,182,950	$795,786

Finance receivables totaling $10.9 million and $5.1 million at December 31, 2013 and 2012, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$19,594	$10,351
Provision for credit losses	76,869	33,495
Charge-offs	(69,455)	(37,638)
Recoveries	12,618	13,386
Balance at end of year	$39,626	$19,594

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2013	2012
	(In thousands)
Gross balance of repossessions in inventory	$24,743	$12,102
Allowance for losses on repossessed inventory	(14,779)	(6,384)
Net repossessed inventory included in other assets	$9,964	$5,718

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance receivables measured at fair value and includes $120,000 and $703,000 in repossessed inventory at December 31, 2013 and December 31, 2012, respectively:

	December 31,
	2013	2012
Finance receivables measured at fair value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$14,786	$60,804
Less: Fair value adjustment	(310)	(1,136)
Finance receivables measured at fair value	$14,476	$59,668

The following table summarizes the delinquency status of finance receivables measured at fair value as of December 31, 2013 and December 31, 2012:

	December 31,
	2013	2012
	(In thousands)
Delinquency Status
Current	$13,421	$57,556
31 - 60 days	878	2,206
61 - 90 days	253	710
91 + days	234	332
	$14,786	$60,804

(5) Residual Interest in Securitizations

In September 2008 we completed a structured loan sale in which we retained a residual interest. The remaining receivables from such transaction were re-securitized in September 2010. The residual interest from this transaction was $854,000 and $4.8 million as of December 31, 2013 and 2012, respectively, and was determined using a discounted cash flow model that included estimates for prepayments and losses. The discount rate utilized was 20%. The assumptions utilized were based on our historical performance adjusted for current market conditions.

(6) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2013	2012
	(In thousands)
Furniture and fixtures	$1,141	$1,139
Computer and telephone equipment	4,094	3,619
Leasehold improvements	633	633
	5,868	5,391
Less: accumulated depreciation and amortization	(5,102)	(4,665)
	$766	$726

Depreciation expense totaled $437,000 and $543,000 for the years ended December 31, 2013 and 2012, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our consolidated balance sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final Scheduled	Receivables Pledged at		Outstanding Principal at	Outstanding Principal at	Weighted Average Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2013 (2)	Principal	2013	2012	2013
		(Dollars in thousands)
CPS 2008-A	October 2014	$–	$310,359	$–	$40,713	–
Page Five Funding	January 2018	11,038	46,058	9,358	21,251	9.37%
CPS 2011-A	April 2018	28,278	100,364	24,526	48,368	3.42%
CPS 2011-B	September 2018	44,704	109,936	44,433	70,863	4.67%
CPS 2011-C	March 2019	56,232	119,400	56,271	88,269	5.01%
CPS 2012-A	June 2019	65,557	155,000	65,051	105,485	3.56%
CPS 2012-B	September 2019	86,555	141,500	86,254	122,329	3.24%
CPS 2012-C	December 2019	93,098	147,000	93,006	135,219	2.59%
CPS 2012-D	March 2020	111,633	160,000	108,815	160,000	2.17%
CPS 2013-A	June 2020	152,575	185,000	142,842	–	1.90%
CPS 2013-B	September 2020	179,952	205,000	172,499	–	2.32%
CPS 2013-C	December 2020	194,810	205,000	191,504	–	2.41%
CPS 2013-D (3)	March 2021	117,804	183,000	183,000	–	2.19%
		$1,142,236	$2,067,617	$1,177,559	$792,497

 _________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $445.7 million in 2014, $345.1 million in 2015, $216.6 million in 2016, $117.0 million in 2017, $40.3 million in 2018, and $12.9 million in 2019.
(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheet.
(3)	An additional $63.4 million of receivables were pledged to CPS 2013-D in January 2014.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2013.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2013, restricted cash under the various agreements totaled approximately $132.3 million. This amount includes $63.4 million in pre-funding proceeds related to CPS 2013-D. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of transaction costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our wholly-owned, bankruptcy remote subsidiaries were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under our warehouse line of credit. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay any of our other creditors.

(8) Debt

The terms of our debt outstanding at December 31, 2013 and 2012 are summarized below:

			Amount Outstanding at
			December 31,	December 31,
			2013	2012
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.73% over one month Libor (Minimum 6.73%)	March 2017	$9,452	$4,358

	6.00% over one month Libor (Minimum 6.75%)	June 2016	–	17,373

Residual interest financing	12.875% over one month Libor	September 2013	–	13,773

	11.75% over one month Libor	April 2018	19,096	–

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% loan was made in September 2013, with residual payments extending through 2016	13,117	57,107

Senior secured debt, related party	13.0% and 16.0% at December 31, 2013 and 2012, respectively	June 2014	37,128	50,135

	5.00%	June 2014	1,431	–

Subordinated renewable notes	Weighted average rate of 12.5% and 14.4% at December 31, 2013 and 2012, respectively	Weighted average maturity of July 2015 and June 2015 at December 31, 2013 and 2012, respectively	19,142	23,281
			$99,366	$166,027

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2013 we renewed our $100 million warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.73% per annum, with a minimum rate of 6.73% per annum. There was $9.5 million outstanding under this facility at December 31, 2013. This facility has a revolving period through March 2015 and an amortization period through March 2017 for any receivables pledged to the facility at the end of the revolving period.

In June 2013, we renewed our $100 million warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.4% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 6.00% per annum, with a minimum rate of 6.75% per annum. At December 31, 2013 there was no amount outstanding under this facility, which has a revolving period through June 2015 and an amortization period through June 2016 for any receivables pledged at the end of the revolving period.

The total outstanding debt on our warehouse lines of credit was $9.5 million as of December 31, 2013, compared to $21.7 million outstanding as of December 31, 2012.

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

The following table summarizes the contractual and expected maturity amounts of long term debt as of December 31, 2013:

Contractual maturity date	Residual interest financing (1)	Senior secured debt (2)	Subordinated renewable notes	Total
	(In thousands)
2014	$6,333	$38,559	$11,400	$56,292
2015	3,202	–	2,480	5,682
2016	1,159	–	3,267	4,426
2017	4,300	–	212	4,512
2018	4,102	–	565	4,667
Thereafter	–	–	1,218	1,218
Total	$19,096	$38,559	$19,142	$76,797

_________________________

(1)	The residual interest financing debt has a contractual maturity date in April 2018. This debt is expected to become due and payable prior to that date, based on the decreasing valuation of the underlying collateral.
(2)	The senior secured debt is shown net of unamortized debt discounts of $623,000. On a gross basis the scheduled maturity of this debt is $39.2 million in June 2014. On January 31, 2014, we prepaid $10.0 million of our senior secured debt prior to its contractual maturity in June 2014.
(3)	Debt secured by receivables measured at fair value, in the amount of $13.1 million as of December 31, 2013, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Purchases

At five different times between 2000 and 2011, our Board of Directors has authorized the repurchase of up to $34.5 million of our securities. As of December 31, 2013, we had purchased $5.0 million principal amount of debt securities, and $28.4 million of our common stock, representing 9,800,720 shares. There is approximately $1.0 million remaining under such plans, which have no expiration date.

Options and Warrants

In 2006, the Company adopted and its shareholders approved the CPS 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to our employees or employees of our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. In June 2008, May 2012 and again in April 2013, the shareholders of the Company approved an amendment to the 2006 Plan to increase the maximum number of shares that may be subject to awards under the 2006 Plan to 5,000,000, 7,200,000 and 12,200,000, respectively, in each case plus shares authorized under prior plans and not issued. Options that have been granted under the 2006 Plan and a previous plan approved in 1997 have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms generally of 10 years and vesting generally over five years.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2013 and 2012 was $4.79 and $1.15, respectively. That fair value was estimated using the Black-Scholes option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 50% to 85% for 2013 and 54% to 82% for 2012. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2013	2012
Expected life (years)	5.41	5.63
Risk-free interest rate	0.73%	1.32%
Volatility	80%	79%
Expected dividend yield	–	–

For the year ended December 31, 2013 and 2012, we recorded stock-based compensation costs in the amount of $3.9 million and $1.1 million, respectively. As of December 31, 2013, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $12.5 million. This amount will be recognized as expense over a weighted-average period of 3.5 years.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, the options outstanding and exercisable had intrinsic values of $61.6 million and $41.7 million, respectively. The total intrinsic value of options exercised was $8.1 million and $1.2 million for the year ended December 31, 2013 and 2012, respectively. New shares were issued for all options exercised during the year ended December 2013 and cash of $2.1 million was received. A tax benefit of $1.2 million was recorded for the options exercised in 2013. At December 31, 2013, there were a total of 4.0 million additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2013 for stock options under the 2006 and 1997 plans is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	8,652	$1.58	N/A
Granted	3,040	7.43	N/A
Exercised	(1,413)	1.50	N/A
Forfeited/Expired	(151)	4.64	N/A
Options outstanding at the end of period	10,128	$3.30	6.40 years

Options exercisable at the end of period	5,777	$2.17	4.96 years

The per share weighted average exercise price of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2013 and 2012, was $7.43 and $1.72, respectively. We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2013 and 2012.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us. In July 2008, in conjunction with the amendment of the residual interest financing as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note. Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock. In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which were exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which were exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants were exercised in November 2013.

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants excercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of December 31, 2013.

A warrant to purchase 1,162,270 shares of our common shares at an exercise price of $0.876 per share, which was issued in connection with our $50 million revolving credit facility established in September 2009, was exercised by the lender in April 2013.

Warrants to purchase 500,000 of our common shares at an exercise price of $1.41 per share were issued to certain note purchasers in our March 2010 $50 million term funding facility. Warrants to purchase 409,390 shares remain outstanding as of December 31, 2013.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Interest Income

The following table presents the components of interest income:

	Year Ended December 31,
	2013	2012
	(In thousands)
Interest on finance receivables	$231,320	$174,019
Residual interest income	–	458
Other interest income	10	837

Interest income	$231,330	$175,314

(11) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Current federal tax expense	$977	$369
Current state tax expense	365	49
Deferred federal tax expense	13,306	2,826
Deferred state tax expense (benefit)	1,520	(654)
Change in valuation allowance	–	(62,811)

Income tax expense (benefit)	$16,168	$(60,221)

Income tax expense/(benefit) for the years ended December 31, 2013 and 2012 differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Expense at federal tax rate	$13,011	$3,215
State taxes, net of federal income tax effect	2,079	1,190
Other adjustments to tax reserve	(419)	(1,153)
Effect of change in state tax rate	(239)	(1,105)
Change in valuation allowance	–	(62,811)
Stock-based compensation	911	321
Non-deductible expenses	619	63
Other	206	59
	$16,168	$(60,221)

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred Tax Assets:
Finance receivables	$17,258	$10,840
Accrued liabilities	5,079	1,605
Furniture and equipment	196	213
NOL carryforwards	23,811	48,140
Built in losses	13,074	14,406
Pension accrual	–	2,080
AMT credit carryforward	1,993	695
Other	839	712
Total deferred tax assets	62,250	78,691

Deferred Tax Liabilities:
FAS 91 deferred costs	(1,555)	(1,114)
Pension accrual	(1,136)	–
Investment residual	(344)	(1,937)
Total deferred tax liabilities	(3,035)	(3,051)

Net deferred tax asset	$59,215	$75,640

We acquired certain net operating losses and built-in loss assets as part of our acquisitions of MFN Financial Corp. (“MFN”) in 2002 and TFC Enterprises, Inc. (“TFC”) in 2003. Moreover, both MFN and TFC have undergone an ownership change for purposes of Internal Revenue Code (“IRC”) Section 382. In general, IRC Section 382 imposes an annual limitation on the ability of a loss corporation (that is, a corporation with a net operating loss (“NOL”) carryforward, credit carryforward, or certain built-in losses (“BILs”)) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change.

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

Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $59.2 million as of December 31, 2013 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $59.2 million consists of approximately $47.8 million of net U.S. federal deferred tax assets and $11.4 million of net state deferred tax assets. The major components of the deferred tax asset are $36.9 million in net operating loss carryforwards and built in losses and $22.3 million in net deductions which have not yet been taken on a tax return.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of $48.4 million and $129.8 million, respectively. The federal net operating losses begin to expire in 2022. The state net operating losses begin to expire in 2014.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits including interest and penalties for the year:

	2013	2012
	(In thousands)
Unrecognized tax benefit - opening balance	$1,331	$2,405
Gross increases - tax positions in prior period	–	–
Gross decreases - tax positions in current period	–	–
Gross increases - tax positions in current period	–	250
Settlements	(686)	(153)
Lapse of statute of limitations	(645)	(1,171)

Unrecognized tax benefit - ending balance	$–	$1,331

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2013, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2010.

(12) Related Party Transactions

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public. The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2013, $4.0 million remains outstanding on this note.

(13) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2018. Future minimum lease payments at December 31, 2013, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2014	$3,249
2015	3,339
2016	2,898
2017	1,580
2018	1,228
Thereafter	810

Total minimum lease payments	$13,104

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended December 31, 2013 and 2012, was $2.6 million and $2.9 million, respectively.

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

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action has been dismissed.  Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, while the estate has abandoned its adversary action against Mr. Pardee. With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island has been lifted, and both we and Mr. Pardee filed motions for summary judgment. The court ruled on those motions in February 2013, denying our motion, and granting Mr. Pardee’s motion as to liability. The issues remaining for trial are the extent of our obligation to indemnify Mr. Pardee. There is no trial date set, but our expectation is that the court may, not earlier than May 2014, set the matter for trial in the latter half of 2014.

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such purported class actions, one of which has been settled by agreement with the plaintiffs (such settlement remains subject to approval by the court). For the most part, we have legal and factual defenses to such claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of December 31, 2013 with respect to such matters, in the aggregate.

FTC Action. On July 17, 2013, the staff of the Federal Trade Commission (“FTC”) advised us that they are prepared to recommend that the FTC initiate a lawsuit against us relating to allegedly unfair trade practices, and simultaneously advised that settlement of such issues by consent decree may be possible. Based on our review of the FTC’s allegations, of past practices of the FTC, of our records of our collection and servicing activities, and of other companies’ settlements with the FTC, we expect that we will reach such a settlement, and that such a settlement will require that we make restitutionary payments and that we implement procedural changes under a consent decree. There can be no assurance, however, that we will reach agreement regarding any such settlement, and we may choose to contest the allegations of the FTC. Whether we reach such an agreement or not, the cost to us of contesting or settling the matter may be material. We have recorded a liability as of December 31, 2013 with respect to this matter.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of any of the matters referenced above. We have recorded a liability as of December 31, 2013, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2013, and in excess of the liability we have recorded, is from $0 to $1.6 million.

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

(14) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees’ contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $471,000 for the year ended December 31, 2013. We did not make any matching contributions in 2012.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$21,792	$19,443
Service cost	–	–
Interest cost	823	875
Assumption changes	(2,420)	2,332
Actuarial (gain) loss	(113)	2
Settlements	–	–
Benefits paid	(1,241)	(860)
Projected benefit obligation, end of year	$18,841	$21,792

Change in Plan Assets
Fair value of plan assets, beginning of year	$16,612	$10,613
Return on assets	6,009	5,439
Employer contribution	389	1,473
Expenses	(105)	(53)
Settlements	–	–
Benefits paid	(1,241)	(860)
Fair value of plan assets, end of year	$21,664	$16,612

Funded Status at end of year	$2,823	$(5,180)

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2013 and 2012 were as follows:

	December, 31
	2013	2012
Weighted average assumptions used to determine benefit obligations
Discount rate	4.75%	3.91%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.91%	4.60%
Expected return on plan assets	8.25%	8.50%

Our overall expected long-term rate of return on assets is 8.25% per annum as of December 31, 2013. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2013	2012
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$2,823	$–
Other liabilities	–	(5,180)
Net amount recognized	$2,823	$(5,180)

Amounts recognized in accumulated other comprehensive income consists of:
Net gain	$1,367	$8,953
Unrecognized transition asset	–	–
Net amount recognized	$1,367	$8,953

Components of net periodic benefit cost
Interest cost	$823	$875
Expected return on assets	(1,335)	(928)
Amortization of transition asset	–	–
Amortization of net loss	484	680
Net periodic benefit cost	(28)	627
Settlement (gain)/loss	–	–
Total	$(28)	$627

Benefit Obligation Recognized in Other Comprehensive Income
Net gain	$(7,586)	$(2,748)
Prior service cost (credit)	–	–
Amortization of prior service cost	–	–
Net amount recognized in other comprehensive income	$(7,586)	$(2,748)

Accumulated Pension Benefit Obligation	$(1,095)	$(5,637)

There is no estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average asset allocation of our pension benefits at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	87%	83%
Debt securities	13%	16%
Cash and cash equivalents	0%	1%
Total	100%	100%

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2014	$722
2015	816
2016	828
2017	862
2018	894
Years 2019 - 2023	5,075

Anticipated Contributions in 2014	$562

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at December 31, 2013 and 2012, by asset category, is as follows:

	December 31, 2013
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$8,319	$–	$–	$8,319
Fundamental Value	–	2,384	–	2,384
Mid Cap Growth	–	709	–	709
Focus Value	–	692	–	692
Small Co. Value	–	693	–	693
Growth	–	3,237	–	3,237
International Growth	–	2,855	–	2,855
Core Bond	–	1,870	–	1,870
High Yield	–	387	–	387
Inflation Protected Bond	–	487	–	487
Money Market	–	31	–	31
Total	$8,319	$13,345	$–	$21,664

	December 31, 2012
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$4,791	$–	$–	$4,791
Fundamental Value	–	2,049	–	2,049
Mid Cap Growth	–	596	–	596
Focus Value	–	607	–	607
Small Co. Value	–	604	–	604
Growth	–	2,681	–	2,681
International Growth	–	2,431	–	2,431
Core Bond	–	1,780	–	1,780
Income	–	363	–	363
Inflation Protected Bond	–	472	–	472
Money Market	–	238	–	238
Total	$4,791	$11,821	$–	$16,612

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.
(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.
(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

(15) Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At the time of issuance, five warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contained features that make them subject to derivative accounting. We valued these warrants using a binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%. On March 29, 2012 we agreed with the holders to amend three of the five warrants to remove the “down round,” or price reset, features that resulted in derivative accounting. On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above. The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts Payable to Common Stock. On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round” features to remove those specific price reset terms. The $251,000 aggregate value of this amended warrant was reclassified from Accounts Payable to Common Stock on the date of the amendment. The fifth warrant with the “down round” feature was exercised on February 22, 2013. The $583,000 intrinsic value of this warrant was reclassified from Accounts Payable to Common Stock on the date of the exercise. As of December 31, 2013 all five of the warrants issued that previously contained price reset features have either been amended or exercised and are no longer subject to quarterly valuations.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes. In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. We also sold the securities retained from the September 2008 transaction. No gain or loss was recorded as a result of the re-securitization transaction described above. We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy. The residual interest in such securitization is $854,000 as of December 31, 2013 and $4.8 million as of December 31, 2012 and is classified as level 3 in the fair value hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses. We used a discount rate of 20% per annum and a cumulative net loss rate of 15% at December 31, 2013 and 14% at December 31, 2012. The assumptions we used are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2013	2012
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of year	$59,668	$160,253
Payments on finance receivables at fair value	(43,122)	(104,682)
Charge-offs on finance receivables at fair value	(2,896)	(6,681)
Discount accretion	1,421	4,144
Mark to fair value	(595)	6,634
Balance at end of year	$14,476	$59,668

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of year	$57,107	$166,828
Principal payments on debt at fair value	(45,969)	(121,413)
Premium accretion	2,726	4,579
Mark to fair value	(747)	7,113
Balance at end of year	13,117	57,107
Reduction for payments collected and payable	(1,654)	(5,548)
Adjusted balance at end of year	$11,463	$51,559

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	December 31, 2013		December 31, 2012
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$14,786	$14,476	$60,804	$59,668

Debt secured by Fireside receivables portfolio	–	13,117	41,365	57,107

The fair value of the debt secured by the Fireside receivables portfolio represents the discounted value of future cash flows that we estimate will become due to the lender in accordance with the terms of our financing for the Fireside portfolio. The terms of the debt provide for the lenders to receive a share of residual cash flows from the underlying receivables after the contractual balance of the debt is repaid and the Company’s investment in the Fireside portfolio is returned.

Repossessed vehicle inventory, which is included in Other assets on our balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2013, the finance receivables related to the repossessed vehicles in inventory totaled $24.7 million. We have applied a valuation adjustment, or loss allowance, of $14.8 million, which is based on a recovery rate of approximately 40%, resulting in an estimated fair value and carrying amount of $10.0 million. The fair value and carrying amount of the repossessed inventory at December 31, 2012 was $5.7 million after applying a valuation adjustment of $6.4 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2013 and 2012. We have no level 3 assets that are measured at fair value on a non-recurring basis. The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	December 31,
	2013	2012
	(in thousands)
Residual Interest in Securitizations:
Balance at beginning of year	$4,824	$4,414
Cash received during year	(3,970)	(48)
Included in earnings	–	458
Balance at end of year	$854	$4,824

Warrant Derivative Liability:
Balance at beginning of year	$355	$967
Included in earnings	228	695
Reclassification to equity	(583)	(1,307)
Balance at end of year	$–	$355

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	December 31,				December 31,
	2013	2012	Valuation Techniques	Unobservable Inputs	2013	2012
	(In thousands)
Assets:
Finance receivables measured at fair value				Discount rate	15.4%	20.4%
	$14,476	$59,668	Discounted cash flows	Cumulative net losses	5.0%	5.5%
				Monthly average prepayments	0.5%	0.5%

Residual interest in securitizations				Discount rate	20.0%	20.0%
	854	4,824	Discounted cash flows	Cumulative net losses	15.0%	13.7%
				Monthly average prepayments	0.5%	0.5%

Liabilities:
				Stock price	n/a	$5.36/sh
Warrant derivative liability	$–	$355	Binomial	Volatility	n/a	40.0%
				Risk free rate	n/a	1.26%

Debt secured by receivables measured at fair value	$13,117	57,107	Discounted cash flows	Discount rate	12.2%	16.2%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at December 31, 2013 and 2012, were as follows:

	As of December 31, 2013
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$22,112	$22,112	$–	$–	$22,112
Restricted cash and equivalents	132,284	132,284	–	–	132,284
Finance receivables, net	1,115,437	–	–	1,100,153	1,100,153
Finance receivables measured at fair value	14,476	–	–	14,476	14,476
Residual interest in securitizations	854	–	–	854	854
Accrued interest receivable	18,670	–	–	18,670	18,670
Liabilities:
Warehouse lines of credit	$9,452	$–	$–	$9,452	$9,452
Accrued interest payable	2,908	–	–	2,908	2,908
Residual interest financing	19,096	–	–	19,096	19,096
Debt secured by receivables measured at fair value	13,117	–	–	13,117	13,117
Securitization trust debt	1,177,559	–	–	1,189,086	1,189,086
Senior secured debt	38,559	–	–	38,559	38,559
Subordinated renewable notes	19,142	–	–	19,142	19,142

	As of December 31, 2012
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,966	$12,966	$–	$–	$12,966
Restricted cash and equivalents	104,445	104,445	–	–	104,445
Finance receivables, net	744,749	–	–	740,511	740,511
Finance receivables measured at fair value	59,668	–	–	59,668	59,668
Residual interest in securitizations	4,824	–	–	4,824	4,824
Accrued interest receivable	10,411	–	–	10,411	10,411
Liabilities:
Warrant derivative liability	$355	$–	$–	$355	$355
Warehouse lines of credit	21,731	–	–	21,731	21,731
Accrued interest payable	2,795	–	–	2,795	2,795
Residual interest financing	13,773	–	–	13,773	13,773
Debt secured by receivables measured at fair value	57,107	–	–	57,107	57,107
Securitization trust debt	792,497	–	–	803,290	803,290
Senior secured debt	50,135	–	–	50,135	50,135
Subordinated renewable notes	23,281	–	–	23,281	23,281

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2013 and 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

