Form 10-Q
period 2014-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2014-04-30
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission file number: 1-11416

CONSUMER PORTFOLIO SERVICES, INC.

(Exact name of registrant as specified in its charter)

California	33-0459135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada	89169
(Address of principal executive offices)	(Zip Code)

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

As of April 25, 2014 the registrant had 24,829,994 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	47

	Signatures	48

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$14,567	$22,112
Restricted cash and equivalents	147,596	132,284

Finance receivables	1,226,769	1,155,063
Less: Allowance for finance credit losses	(44,652)	(39,626)
Finance receivables, net	1,182,117	1,115,437

Finance receivables measured at fair value	9,058	14,476
Residual interest in securitizations	445	854
Furniture and equipment, net	837	766
Deferred financing costs	10,965	11,071
Deferred tax assets, net	54,156	59,215
Accrued interest receivable	17,562	18,670
Other assets	22,646	21,481
	$1,459,949	$1,396,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$24,865	$24,839
Warehouse lines of credit	41,527	9,452
Residual interest financing	15,582	19,096
Debt secured by receivables measured at fair value	8,576	13,117
Securitization trust debt	1,247,380	1,177,559
Senior secured debt, related party	–	38,559
Subordinated renewable notes	18,585	19,142
	1,356,515	1,301,764
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 24,755,456 and 24,015,585 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	75,549	73,422
Retained earnings	28,980	22,275
Accumulated other comprehensive loss	(1,095)	(1,095)
	103,434	94,602

	$1,459,949	$1,396,366

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Interest income	$64,996	$51,168
Servicing fees	513	909
Other income	2,637	2,517
	68,146	54,594

Expenses:
Employee costs	10,890	8,949
General and administrative	3,603	3,755
Interest	13,381	16,346
Provision for credit losses	23,880	15,147
Marketing	3,846	3,182
Occupancy	688	544
Depreciation and amortization	94	143
	56,382	48,066
Income before income tax expense	11,764	6,528
Income tax expense	5,059	2,743
Net income	$6,705	$3,785

Earnings per share:
Basic	$0.28	$0.19
Diluted	0.21	0.12

Number of shares used in computing earnings per share:
Basic	24,355	20,073
Diluted	32,011	31,624

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income	$6,705	$3,785

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$6,705	$3,785

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$6,705	$3,785
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(4,610)	(5,021)
Accretion of purchase discount on receivables measured at fair value	(239)	(886)
Amortization of discount on securitization trust debt	41	320
Amortization of discount on senior secured debt, related party	623	654
Accretion of premium on debt secured by receivables measured at fair value	304	1,104
Mark to fair value on debt secured by receivables measured at fair value	194	106
Mark to fair value of receivables measured at fair value	(7)	13
Depreciation and amortization	94	143
Amortization of deferred financing costs	1,684	930
Provision for credit losses	23,880	15,147
Stock-based compensation expense	771	676
Interest income on residual assets	(113)	–
Changes in assets and liabilities:
Accrued interest receivable	1,213	(191)
Deferred tax assets, net	5,059	–
Other assets	530	(4)
Accounts payable and accrued expenses	26	4,269
Net cash provided by operating activities	36,155	21,045

Cash flows from investing activities:
Purchases of finance receivables held for investment	(189,886)	(180,123)
Payments received on finance receivables held for investment	103,936	82,197
Payments on receivables portfolio at fair value	5,664	17,520
Proceeds received on residual interest in securitizations	522	1,319
Change in repossessions held in inventory	(1,800)	(1,318)
Decreases (increases) in restricted cash and cash equivalents, net	(15,312)	(34,948)
Purchase of furniture and equipment	(165)	–
Net cash used in investing activities	(97,041)	(115,353)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	180,000	185,000
Proceeds from issuance of subordinated renewable notes	155	748
Payments on subordinated renewable notes	(712)	(471)
Net proceeds from warehouse lines of credit	32,075	4,945
Repayments of residual interest financing debt	(3,514)	–
Repayment of securitization trust debt	(110,220)	(76,138)
Repayment of debt secured by receivables measured at fair value	(5,039)	(17,930)
Repayment of senior secured debt, related party	(39,182)	–
Payment of financing costs	(1,578)	(1,574)
Repurchase of common stock	–	(120)
Exercise of options and warrants	1,356	748
Net cash provided by financing activities	53,341	95,208

Increase (decrease) in cash and cash equivalents	(7,545)	900
Cash and cash equivalents at beginning of period	22,112	12,966
Cash and cash equivalents at end of period	$14,567	$13,866

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,506	$16,064
Income taxes	$261	$990
Non-cash financing activities:
Derivative warrants reclassified from accounts payable to common stock	$–	$583

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, determining appropriate reserves for contingent liabilities, valuing finance receivables measured at fair value and the related debt, valuing residual interest in securitizations, accreting net acquisition fees, amortizing deferred costs, valuing stock options and warrants issued, and recording deferred tax assets and reserves for uncertain tax positions. These are material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Direct mail revenues	$1,852	$1,764
Convenience fee revenue	810	687
Recoveries on previously charged-off contracts	35	50
Sales tax refunds	102	84
Other	(162)	(68)
Other income for the period	$2,637	$2,517

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2014 and 2013, we recorded stock-based compensation costs in the amount of $771,000 and $676,000, respectively. As of March 31, 2014, unrecognized stock-based compensation costs to be recognized over future periods equaled $11.7 million. This amount will be recognized as expense over a weighted-average period of 3.2 years.

The following represents stock option activity for the three months ended March 31, 2014:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	10,128	$3.30	N/A
Granted	–	–	N/A
Exercised	(574)	2.70	N/A
Forfeited	(103)	4.58	N/A
Options outstanding at the end of period	9,451	$3.33	6.33 years

Options exercisable at the end of period	5,433	$2.31	4.93 years

At March 31, 2014, the aggregate intrinsic value of options outstanding and exercisable was $34.9 million and $24.8 million, respectively. There were 574,000 options exercised for the three months ended March 31, 2014 compared to 356,000 for the comparable period in 2013. There were 3.5 million shares available for future stock option grants under existing plans as of March 31, 2014.

Purchases of Company Stock

During the three-month period ended March 31, 2014 and 2013, we re-purchased 64,430 and 15,213 shares, respectively, of our common stock, at average prices of $7.97 and $7.88, respectively. All purchases were related to net exercises of outstanding options and warrants. In transactions during the three-month period ended March 31, 2014, the holder of options and warrants to purchase 365,000 shares of our common stock paid the aggregate $513,400 exercise price by surrender to us of 64,430 of such 365,000 shares. There were no open market purchases of our common stock.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2014, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

Provision for Contingent Liabilities

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

We have recorded a liability as of March 31, 2014, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2014	2013
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,252,326	$1,182,950
Less: Unearned acquisition fees and originations costs	(25,557)	(27,887)
Finance Receivables	$1,226,769	$1,155,063

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Delinquency Status
Current	$1,199,747	$1,125,926
31 - 60 days	26,781	21,421
61 - 90 days	19,149	24,663
91 + days	6,649	10,940
	$1,252,326	$1,182,950

Finance receivables totaling $6.6 million and $10.9 million at March 31, 2014 and December 31, 2013, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$39,626	$19,594
Provision for credit losses on finance receivables	23,880	15,147
Charge-offs	(23,541)	(12,915)
Recoveries	4,687	3,055
Balance at end of period	$44,652	$24,881

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

	March 31,	December 31,
	2014	2013
	(In thousands)
Gross balance of repossessions in inventory	$27,961	$24,743
Allowance for losses on repossessed inventory	(16,197)	(14,779)
Net repossessed inventory included in other assets	$11,764	$9,964

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	March 31,	December 31,
	2014	2013
Finance Receivables Measured at Fair Value	(In thousands)
Finance receivables and accrued interest, net of unearned interest	$9,122	$14,786
Less: Fair value adjustment	(64)	(310)
Finance receivables measured at fair value	$9,058	$14,476

The following table summarizes the delinquency status of finance receivables measured at fair value as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Delinquency Status
Current	$8,343	$13,421
31-60 days	507	878
61-90 days	218	253
91+ days	54	234
	$9,122	$14,786

(4) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final Scheduled Payment	Receivables Pledged at March 31,	Initial	Outstanding Principal at March 31,	Outstanding Principal at December 31,	Weighted Average Contractual Interest Rate at March 31,
Series	Date (1)	2014 (2)	Principal	2014	2013	2014
	(Dollars in thousands)
Page Five Funding	January 2018	$9,127	$46,058	$7,395	$9,358	9.33%
CPS 2011-A	April 2018	23,635	104,546	19,995	24,526	3.26%
CPS 2011-B	September 2018	38,515	111,046	38,278	44,433	4.62%
CPS 2011-C	March 2019	48,755	119,400	48,834	56,271	4.98%
CPS 2012-A	June 2019	57,195	155,000	56,734	65,051	3.52%
CPS 2012-B	September 2019	76,341	141,500	76,882	86,254	3.21%
CPS 2012-C	December 2019	82,919	147,000	83,241	93,006	2.54%
CPS 2012-D	March 2020	99,059	160,000	99,670	108,815	2.21%
CPS 2013-A	June 2020	138,365	185,000	133,058	142,842	1.94%
CPS 2013-B	September 2020	164,325	205,000	155,259	172,499	2.37%
CPS 2013-C	December 2020	181,314	205,000	177,367	191,504	2.48%
CPS 2013-D	March 2021	173,351	183,000	170,667	183,000	2.24%
CPS 2014-A (3)	June 2021	109,910	180,000	180,000	–	1.88%
		$1,202,811	$1,942,550	$1,247,380	$1,177,559

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $365.6 million in 2014, $407.5 million in 2015, $263.6 million in 2016, $145.6 million in 2017, $58.3 million in 2018 and $6.8 million in 2019.
(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.
(3)	An additional $68.8 million of receivables were pledged to CPS 2014-A in April 2014.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of March 31, 2014, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2014, restricted cash under the various agreements totaled approximately $147.6 million, of which $68.8 million represented pre-funding proceeds. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(5) Debt

The terms and amounts of our other debt outstanding at March 31, 2014 and December 31, 2013 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2014	2013
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.73% over one month Libor (Minimum 6.73%)	March 2017	$25,737	$9,452

	6.00% over one month Libor (Minimum 6.75%)	June 2016	15,790	–

Residual interest financing	11.75% over one month Libor	April 2018	15,582	19,096

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% loan was made in September 2013, with residual payments extending through 2016	8,576	13,117

Senior secured debt, related party	13.00%	n/a	–	37,128

	5.00%	n/a	–	1,431

Subordinated renewable notes	Weighted average rate of 12.3% and 12.5% at March 31, 2014 and December 31, 2013, respectively	Weighted average maturity of September 2015 and July 2015 at March 31, 2014 and December 31, 2013, respectively	18,585	19,142

			$84,270	$99,366

In January and March 2014 we prepaid, without penalty, $10 million and $28.4 million, respectively, of senior secured debt, related party. The debt was scheduled to mature in June 2014.

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Interest on Finance Receivables	$64,882	$51,159
Residual interest income	113	–
Other interest income	1	9
Interest income	$64,996	$51,168

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Securitization trust debt	$9,316	$9,137
Warehouse lines of credit	877	1,282
Senior secured debt, related party	1,651	2,764
Debt secured by receivables at fair value	328	1,786
Residual interest financing	579	492
Subordinated renewable notes	630	885
Interest expense	$13,381	$16,346

(7) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2014 and 2013 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	24,355	20,073

Incremental common shares attributable to exercise of outstanding options and warrants	7,656	11,551

Weighted average number of common shares used to compute diluted earnings per share	32,011	31,624

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month periods ended March 31, 2014 and 2013 would have included an additional 2.5 million and 1.3 million shares, respectively, attributable to the exercise of outstanding options and warrants.

(8) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2010.

As of March 31, 2014 and December 31, 2013, we had no unrecognized tax benefites for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $54.2 million as of March 31, 2014 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $54.2 million consists of approximately $42.8 million of net U.S. federal deferred tax assets and $11.4 million of net state deferred tax assets. The major components of the deferred tax asset are $46.4 million in net operating loss carryforwards and built in losses and $19.8 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $126 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

Income tax expense was $5.1 million for the three months ended March 31, 2014 and represents an effective income tax rate of 43.0%, compared to income tax expense of $2.7 million for the three months ended March 31, 2013, representing a 42.0% effective income tax rate.

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

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action has been dismissed. Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, while the estate has abandoned its adversary action against Mr. Pardee. With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island has been lifted, and both we and Mr. Pardee filed motions for summary judgment. The court ruled on those motions in February 2013, denying our motion, and granting Mr. Pardee’s motion as to liability. The matter has been set for trial, to commence September 9, 2014. The issues remaining for trial are the extent of our obligation to indemnify Mr. Pardee.

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such purported class actions, one of which has been settled by agreement with the plaintiffs (such settlement remains subject to approval by the court). For the most part, we have legal and factual defenses to such claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of March 31, 2014 with respect to such matters, in the aggregate.

FTC Action. On July 17, 2013, the staff of the Federal Trade Commission (“FTC”) advised us that they are prepared to recommend that the FTC initiate a lawsuit against us relating to allegedly unfair trade practices, and simultaneously advised that settlement of such issues by consent decree may be possible. Based on our review of the FTC’s allegations, of past practices of the FTC, of our records of our collection and servicing activities, and of other companies’ settlements with the FTC, we expect that we will reach such a settlement, and that such a settlement will require that we make restitutionary payments and that we implement procedural changes under a consent decree. There can be no assurance, however, that we will reach agreement regarding any such settlement, and we may choose to contest the allegations of the FTC. Whether we reach such an agreement or not, the cost to us of contesting or settling the matter may be material. We have recorded a liability as of March 31, 2014 with respect to this matter.

In General. There can be no assurance as to the outcomes of any of the matters referenced above. We have recorded a liability as of March 31, 2014, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of March 31, 2014, and in excess of the liability we have recorded, is from $0 to $1.6 million.

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

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–
Interest cost	220	210
Expected return on assets	(432)	(335)
Amortization of transition (asset)/obligation	–	–
Amortization of net (gain) / loss	–	117
Net periodic cost (benefit)	$(212)	$(8)

We contributed $112,000 to the Plan during the three-month period ended March 31, 2014 and we anticipate making contributions in the amount of $374,000 for the remainder of 2014.

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

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes. In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. We also sold the securities retained from the September 2008 transaction. No gain or loss was recorded as a result of the re-securitization transaction described above. We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy. The residual interest in such securitization is $445,000 as of March 31, 2014 and $854,000 as of December 31, 2013 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses. We used a discount rate of 20% per annum and a cumulative net loss rate of 15% at March 31, 2014 and December 31, 2013. The assumptions we used are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

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

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$14,476	$59,668
Payments on finance receivables at fair value	(5,321)	(16,519)
Charge-offs on finance receivables at fair value	(343)	(1,001)
Discount accretion	239	886
Mark to fair value	7	(13)
Balance at end of period	$9,058	$43,021

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$13,117	$57,107
Principal payments on debt at fair value	(5,039)	(17,930)
Premium accretion	304	1,104
Mark to fair value	194	106
Balance at end of period	8,576	40,387
Reduction for payments collected and payable	(1,399)	(5,687)
Adjusted balance at end of period	$7,177	$34,700

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	March 31, 2014		December 31, 2013
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$9,122	$9,058	$14,786	$14,476

Debt secured by Fireside receivables portfolio	–	8,576	–	13,117

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2014, the finance receivables related to the repossessed vehicles in inventory totaled $28.0 million. We have applied a valuation adjustment, or loss allowance, of $16.2 million, which is based on a recovery rate of approximately 42%, resulting in an estimated fair value and carrying amount of $11.8 million. The fair value and carrying amount of the repossessed inventory at December 31, 2013 was $10.0 million after applying a valuation adjustment of $14.8 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months ended March 31, 2014 and 2013. We have no level 3 assets that are measured at fair value on a non-recurring basis. The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$854	$4,824
Cash paid (received) during period	(522)	(1,319)
Included in earnings	113	–
Balance at end of period	$445	$3,505

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	March 31,	December 31,	Valuation	Unobservable	March 31,	December 31,
	2014	2013	Techniques	Inputs	2014	2013
	(In thousands)
Assets:

Finance receivables measured at fair value	$9,058	$14,476	Discounted cash flows	Discount rate	15.4%	15.4%
				Cumulative net losses	5.0%	5.0%
				Monthly average prepayments	0.5%	0.5%

Residual interest in securitizations	445	854	Discounted cash flows	Discount rate	20.0%	20.0%
				Cumulative net losses	15.0%	15.0%
				Monthly average prepayments	0.5%	0.5%

Liabilities:

Debt secured by receivables measured at fair value	$8,576	13,117	Discounted cash flows	Discount rate	12.2%	12.2%

The estimated fair values of financial assets and liabilities at March 31, 2014 and December 31, 2013, were as follows:

	As of March 31, 2014
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$14,567	$14,567	$–	$–	$14,567
Restricted cash and equivalents	147,596	147,596	–	–	147,596
Finance receivables, net	1,182,117	–	–	1,159,432	1,159,432
Finance receivables measured at fair value	9,058	–	–	9,058	9,058
Residual interest in securitizations	445	–	–	445	445
Accrued interest receivable	17,562	–	–	17,562	17,562
Liabilities:
Warehouse lines of credit	$41,527	$–	$–	$41,527	$41,527
Accrued interest payable	3,059	–	–	3,059	3,059
Residual interest financing	15,582	–	–	15,582	15,582
Debt secured by receivables measured at fair value	8,576	–	–	8,576	8,576
Securitization trust debt	1,247,380	–	–	1,288,384	1,288,384
Subordinated renewable notes	18,585	–	–	18,585	18,585

	As of December 31, 2013
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$22,112	$22,112	$–	$–	$22,112
Restricted cash and equivalents	132,284	132,284	–	–	132,284
Finance receivables, net	1,115,437	–	–	1,100,153	1,100,153
Finance receivables measured at fair value	14,476	–	–	14,476	14,476
Residual interest in securitizations	854	–	–	854	854
Accrued interest receivable	18,670	–	–	18,670	18,670
Liabilities:
Warehouse lines of credit	$9,452	$–	$–	$9,452	$9,452
Accrued interest payable	2,908	–	–	2,908	2,908
Residual interest financing	19,096	–	–	19,096	19,096
Debt secured by receivables measured at fair value	13,117	–	–	13,117	13,117
Securitization trust debt	1,177,559	–	–	1,189,086	1,189,086
Senior secured debt, related party	38,559	–	–	38,559	38,559
Subordinated renewable notes	19,142	–	–	19,142	19,142

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of March 31, 2014 and December 31, 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

Warehouse Lines of Credit, Residual Interest Financing, Senior Secured Debt, Related Party and Subordinated Renewable Notes

The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of secured instruments.

Securitization Trust Debt

The fair value is estimated by discounting future cash flows using interest rates that we believe reflect the current market rates.

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2014, we have purchased a total of approximately $10.6 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
Three months ended March 31, 2014	189,886	1,295,225

Our principal executive offices are in Las Vegas, Nevada. Most of our operational and administrative functions take place in Irvine, California. Credit and underwriting functions are performed primarily in our California branch with certain of these functions also performed in our Florida and Nevada branches. We service our automobile contracts from our California, Nevada, Virginia, Florida and Illinois branches.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our unaudited condensed consolidated balance sheet. We then periodically (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction and (iii) record as expense a provision for credit losses on the contracts.

Since 1994 we have conducted 62 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of March 31, 2014, 14 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees.

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of March 31, 2014 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at March 31, 2014 included $68.8 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In April 2014, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

Portfolio Acquisitions

As stated above, we have acquired approximately $822.3 million in finance receivables through four acquisitions. These transactions took place in 2002, 2003, 2004 and September 2011. The September 2011 acquisition consisted of approximately $217.8 million of finance receivables that we purchased from Fireside Bank of Pleasanton, California.

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 62 term securitizations of approximately $8.6 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations. Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
Three months ended March 31, 2014	1	180,000

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of March 31, 2014 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2014 with the three months ended March 31, 2013

Revenues.  During the three months ended March 31, 2014, our revenues were $68.1 million, an increase of $13.5 million, or 24.8%, from the prior year revenue of $54.6 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2014 increased $13.8 million, or 27.0%, to $65.0 million from $51.2 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $948.0 million at March 31, 2013 to $1,289.4 million at March 31, 2014. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended March 31, 2014 and 2013:

	Average Balances for the Three Months Ended
	March 31, 2014	March 31, 2013
	Amount	Amount
Finance Receivables Owned by Consolidated Subsidiaries	($ in millions)
CPS Originated Receivables	$1,228.5	$856.9
Fireside	10.9	49.0
Total	$1,239.4	$905.9

Servicing fees totaling $513,000 for the three months ended March 31, 2014 decreased $396,000, or 43.5%, from $909,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of the servicing fee portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of March 31, 2014 and 2013, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	March 31, 2014		March 31, 2013
	Amount (1)	%(2)	Amount (1)	%(2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,280.3	98.8%	$904.7	93.4%
Fireside	9.1	0.7%	43.3	4.5%
Owned by Non-Consolidated Subsidiaries	2.4	0.2%	12.3	1.3%
Third-Party Servicing Portfolios	3.4	0.3%	8.2	0.8%
Total	$1,295.2	100.0%	$968.5	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At March 31, 2014, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,295.2 million (this amount includes $2.4 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $3.4 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $968.5 million as of March 31, 2013. At March 31, 2014 and 2013, the managed portfolio composition was as follows:

	March 31, 2014		March 31, 2013
	Amount (1)	%(2)	Amount (1)	%(2)
Originating Entity	($ in millions)
CPS	$1,284.2	99.2%	$917.0	94.7%
Fireside	9.1	0.7%	43.3	4.5%
Third Party Portfolio	1.9	0.1%	8.2	0.8%
Total	$1,295.2	100.0%	$968.5	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $120,000, or 4.7%, to $2.6 million in the three months ended March 31, 2014 from $2.5 million during the prior year. The increase is comprised of an increase of $123,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments, an increase of $62,000 in fees associated with direct mail and other related products and services that we offer to our dealers and an increase of $18,000 in sales tax refunds. These increases were partially offset by decreases of $68,000 in the fair value of the receivables and debt associated with the Fireside portfolio and a decrease of $16,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs, marketing and general and administrative expenses. Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and by the outstanding balance of finance receivables held by consolidated subsidiaries. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $56.4 million for the three months ended March 31, 2014, compared to $48.1 million for the prior year, an increase of $8.3 million, or 17.3%. The increase is primarily due to the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $1.9 million or 21.7%, to $10.9 million during the three months ended March 31, 2014, representing 19.3% of total operating expenses, from $8.9 million for the prior year, or 18.6% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$189.9	$180.1
Contracts purchased (units)	12,854	11,691
Managed portfolio outstanding (dollars)	$1,295.2	$968.5
Managed portfolio outstanding (units)	103,540	91,044

Number of Originations staff	171	138
Number of Marketing staff	113	89
Number of Servicing staff	340	286
Number of other staff	81	60
Total number of employees	705	573

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $3.6 million, a decrease of $152,000, or 4.0%, compared to the previous year and represented 6.4% of total operating expenses.

Interest expense for the three months ended March 31, 2014 decreased by $3.0 million to $13.4 million, or 18.1%, compared to $16.3 million in the previous year.

Interest expense on the Fireside portfolio credit facility decreased by $1.5 million compared to the prior year period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt increased by $179,000, or 2.0%, for the three months ended March 31, 2014 compared to the prior year. The outstanding amount of securitization trust debt increased 38.3% to $1,247.4 million at March 31, 2014 compared to $901.7 million at March 31, 2013. However, the blended interest rates on term securitizations completed since 2013 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2013.

Interest expense on senior secured debt decreased by $1.1 million. This was due primarily to repayments of $15.0 million and $10.0 million in April 2013 and January 2014, respectively, and to the reduction in the interest rate, effective April 2013, from 16.0% to 13.0%. The remaining senior secured debt of $27.8 million was repaid on March 31, 2014. Interest expense on subordinated renewable notes decreased by $255,000. The decrease is due to a decrease in the average balance from $23.5 million to $18.7 million and a decrease in the average cost from 15.1% to 13.4%. Interest expense on residual interest financing increased $87,000 in the three months ended March 31, 2014 compared to the prior year. The increase is due to the establishment in April 2013 of a new $20 million residual interest financing. This was partially offset by the September 2013 repayment of the $13.8 million of indebtedness outstanding under the residual facility originally established in 2007.

Interest expense on warehouse debt decreased by $405,000 for the three months ended March 31, 2014 compared to the prior year. Although we increased our contract purchases to $189.9 million for the three months ended March 31, 2014 compared to $180.1 million in the prior period, recently we have relied less on warehouse credit facilities and more on unrestricted cash balances to fund receivables prior to securitization. In the future we may incur greater warehouse debt interest expense as a result of our having used $39.2 million of our unrestricted cash to repay our senior secured debt during the first quarter of 2014.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2).	$1,228,499	$64,304	20.9%	$856,920	$48,534	22.7%
Finance receivables measured at fair value	10,884	692	25.4%	49,002	2,634	21.5%
	$1,239,383	64,996	21.0%	$905,922	51,168	22.6%

Interest Bearing Liabilities
Warehouse lines of credit	$22,338	877	15.7%	$35,400	1,282	14.5%
Residual interest financing	16,778	579	13.8%	13,773	492	14.3%
Debt secured by receivables measured at fair value	10,099	328	13.0%	46,242	1,786	15.4%
Securitization trust debt	1,164,468	9,316	3.2%	805,155	9,137	4.5%
Senior secured debt, related party	28,412	1,651	23.2%	50,571	2,764	21.9%
Subordinated renewable notes	18,742	630	13.4%	23,520	885	15.1%
	$1,260,837	13,381	4.2%	$974,661	16,346	6.7%

Net interest income/spread		$51,615			$34,822
Net interest yield (3)			16.7%			15.4%
Ratio of average interest earning assets to average interest bearing liabilities	98%			93%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Net of deferred fees and direct costs.

(3) Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2014
	Compared to March 31, 2013
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$15,770	$21,045	$(5,275)
Finance receivables measured at fair value	(1,942)	(2,049)	107
	13,828	18,996	(5,168)
Interest Bearing Liabilities
Warehouse lines of credit	(405)	(473)	68
Residual interest financing	87	107	(20)
Debt secured by receivables measured at fair value	(1,458)	(1,396)	(62)
Securitization trust debt	179	4,078	(3,899)
Senior secured debt, related party	(1,113)	(1,211)	98
Subordinated renewable notes	(255)	(180)	(75)
	(2,965)	925	(3,890)

Net interest income/spread	$16,793	$18,071	$(1,278)

Provision for credit losses was $23.9 million for the three months ended March 31, 2014, an increase of $8.7 million, or 57.7% compared to the prior year and represented 42.4% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $664,000, or 20.9%, to $3.8 million during the three months ended March 31, 2014, compared to $3.2 million in the prior year period, and represented 6.8% of total operating expenses. For the three months ended March 31, 2014, we purchased 12,854 contracts representing $189.9 million in receivables compared to 11,691 contracts representing $180.1 million in receivables in the prior year.

Occupancy expenses increased by $144,000 or 26.5%, to $688,000 compared to $544,000 in the previous year and represented 1.2% of total operating expenses.

Depreciation and amortization expenses decreased by $49,000 or 34.2%, to $94,000 compared to $143,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended March 31, 2014, we recorded income tax expense of $5.1 million, representing a 43.0% effective income tax rate. In the prior year period, we recorded $2.7 million in income tax expense , representing a 42.0% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Originated Portfolio Excluding Fireside

	March 31, 2014		March 31, 2013		December 31, 2013
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	99,719	$1,284,243	77,868	$917,025	94,206	$1,213,793
Period of delinquency (2)
31-60 days	2,322	$27,009	1,719	$13,121	2,652	$21,887
61-90 days	1,499	19,255	907	6,692	2,024	24,914
91+ days	688	6,699	433	3,103	1,162	11,060
Total delinquencies (2)	4,509	52,963	3,059	22,916	5,838	57,861
Amount in repossession (3)	3,518	28,043	1,933	14,551	2,961	25,010
Total delinquencies and amount in repossession (2)	8,027	$81,006	4,992	$37,467	8,799	$82,871

Delinquencies as a percentage of gross servicing portfolio	4.5%	4.1%	3.9%	2.5%	6.2%	4.8%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.0%	6.3%	6.4%	4.1%	9.3%	6.8%

Extension Experience
Contracts with one extension, accruing (4)	14,801	$193,375	9,475	$89,931	13,754	$176,236
Contracts with two or more extensions, accruing (4)	5,295	49,428	6,902	33,147	5,449	43,869
	20,096	242,803	16,377	123,078	19,203	220,105

Contracts with one extension, non-accrual (4)	1,048	8,972	507	4,090	1,030	9,348
Contracts with two or more extensions, non-accrual (4)	531	2,891	644	2,576	622	3,267
	1,579	11,863	1,151	6,666	1,652	12,615

Total contracts with extensions	21,675	$254,666	17,528	$129,744	20,855	$232,720

Delinquency, Repossession and Extension Experience (1)

Fireside Portfolio

	March 31, 2014		March 31, 2013		December 31, 2013
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	3,321	$9,122	11,374	$43,284	4,893	$14,786
Period of delinquency (2)
31-60 days	211	$507	319	$1,054	366	$878
61-90 days	91	218	132	414	125	253
91+ days	44	54	74	210	108	234
Total delinquencies (2)	346	779	525	1,678	599	1,365
Amount in repossession (3)	25	118	142	568	30	120
Total delinquencies and amount in repossession (2)	371	$897	667	$2,246	629	$1,485

Delinquencies as a percentage of gross servicing portfolio	10.4%	8.5%	4.6%	3.9%	12.2%	9.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	11.2%	9.8%	5.9%	5.2%	12.9%	10.0%

Extension Experience
Contracts with one extension, accruing (4)	886	$2,504	2,683	$12,196	1,203	$3,945
Contracts with two or more extensions, accruing (4)	622	2,334	326	1,786	685	2,924
	1,508	4,838	3,009	13,982	1,888	6,869

Contracts with one extension, non-accrual (4)	24	73	109	396	60	155
Contracts with two or more extensions, non-accrual (4)	17	47	5	29	35	118
	41	120	114	425	95	273

Total contracts with extensions	1,549	$4,958	3,123	$14,407	1,983	$7,142

Delinquency, Repossession and Extension Experience (1)

Total Originated and Fireside Portfolio

	March 31, 2014		March 31, 2013		December 31, 2013
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	103,040	$1,293,365	89,242	$960,310	99,099	$1,228,579
Period of delinquency (2)
31-60 days	2,533	$27,516	2,038	$14,175	3,018	$22,765
61-90 days	1,590	19,472	1,039	7,106	2,149	25,167
91+ days	732	6,753	507	3,313	1,270	11,294
Total delinquencies (2)	4,855	53,741	3,584	24,594	6,437	59,226
Amount in repossession (3)	3,543	28,161	2,075	15,119	2,991	25,130
Total delinquencies and amount in repossession (2)	8,398	$81,902	5,659	$39,713	9,428	$84,356

Delinquencies as a percentage of gross servicing portfolio	4.7%	4.2%	4.0%	2.6%	6.5%	4.8%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.2%	6.3%	6.3%	4.1%	9.5%	6.9%

Extension Experience
Contracts with one extension, accruing (4)	15,687	$195,879	12,158	$102,127	14,957	$180,181
Contracts with two or more extensions, accruing (4)	5,917	51,762	7,228	34,933	6,134	46,793
	21,604	247,641	19,386	137,060	21,091	226,974

Contracts with one extension, non-accrual (4)	1,072	9,045	616	4,486	1,090	9,503
Contracts with two or more extensions, non-accrual (4)	548	2,938	649	2,605	657	3,385
	1,620	11,983	1,265	7,091	1,747	12,888

	23,224	$259,624	20,651	$144,151	22,838	$239,862

____________

(1) All amounts and percentages are based on the amount remaining to be repaid on each automobile contract, including, for pre-computed automobile contracts, any unearned interest. The information in the table represents the gross principal amount of all automobile contracts we have purchased, including automobile contracts subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only and have no credit risk.

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio Excluding Fireside

	March 31,	March 31,	December 31,
	2014	2013	2013
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,261,757	$885,741	$1,044,686
Annualized net charge-offs as a percentage of average servicing portfolio (2)	5.5%	4.2%	4.7%

Net Charge-Off Experience (1)

Fireside Portfolio

	March 31,	March 31,	December 31,
	2014	2013	2013
	(Dollars in thousands)
Average servicing portfolio outstanding	$10,889	49,000	$31,293
Annualized net charge-offs as a percentage of average servicing portfolio (2)	4.1%	4.9%	5.5%

Net Charge-Off Experience (1)

Total Owned Portfolio Including Fireside

	March 31,	March 31,	December 31,
	2014	2013	2013
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,272,646	$934,741	$1,075,979
Annualized net charge-offs as a percentage of average servicing portfolio (2)	5.5%	4.2%	4.7%

__________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements. March 31, 2014 and March 31, 2013 percentage represents three months ended March 31, 2014 and March 31, 2013 annualized. December 31, 2013 represents 12 months ended December 31, 2013.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2014, for accounts that received extensions from 2008 through 2012 (2013 data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of	# Extensions	Active or Paid Off at March 31,	% Active or Paid Off at March 31,	Charged Off > 6 Months After	% Charged Off > 6 Months After	Charged Off <= 6 Months After	% Charged Off <= 6 Months After	Avg Months to Charge Off Post
Extension	Granted	2014	2014	Extension	Extension	Extension	Extension	Extension
2008	35,588	11,117	31.2%	19,315	54.3%	4,819	13.5%	19

2009	32,004	10,904	34.1%	15,539	48.6%	5,783	18.1%	16

2010	26,167	12,992	49.7%	11,176	42.7%	1,999	7.6%	17

2011	18,786	11,976	63.7%	5,878	31.3%	932	5.0%	16

2012	18,783	13,715	73.0%	4,272	22.7%	796	4.2%	11

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010, 2011 and 2012, 31.2%, 34.1%, 49.7%, 63.7% and 73.0%, respectively, were either paid in full or active and performing at March 31, 2014. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010, 2011 and 2012 extensions, of the accounts that charged off, the charge off was incurred, on average, 19, 16, 17, 16 and 11 months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Three Months Ended		Year Ended December 31,
	2014	2013	2013

Average number of extensions granted per month	1,753	1,576	1,950

Average number of outstanding accounts	101,647	89,173	93,247

Average monthly extensions as % of average outstandings	1.7%	1.8%	2.1%

Table excludes portfolios originated and owned by third parties.

	March 31, 2014		March 31, 2013		December 31, 2013
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	16,759	$204,924	12,774	$106,613	16,047	$189,684
Contracts with two extensions	4,410	43,449	4,193	21,404	4,397	38,501
Contracts with three extensions	1,287	8,109	2,402	10,339	1,486	7,790
Contracts with four extensions	501	2,003	1,014	4,517	634	2,519
Contracts with five extensions	211	866	236	1,128	224	1,059
Contracts with six extensions	56	273	32	150	50	309
	23,224	$259,624	20,651	$144,151	22,838	$239,862

Managed portfolio (excluding originated and owned by 3rd parties)	103,040	$1,293,365	89,242	$960,310	99,099	$1,228,579

Table excludes portfolios originated and owned by third parties.

Non-Accrual Receivables

It is not uncommon for our obligors to fall behind in their payments. However, with the diligent efforts of our Servicing staff and systems for managing our collection efforts, we regularly work with our customers to resolve delinquencies. Our staff are trained to employ a counseling approach to assist our customers with their cash flow management skills and help them to prioritize their payment obligations in order to avoid losing their vehicle to repossession. Through our experience, we have learned that once a customer becomes greater than 90 days past due, it is not likely that the delinquency will be resolved and will ultimately result in a charge-off. As a result, we do not recognize any interest income or retain on our balance sheet any accrued interest for contracts that are greater than 90 days past due.

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

Liquidity and Capital Resources

Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating, investing and financing activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitization transactions and their related spread accounts. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit, securitization transactions and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire and borrow against automobile contracts.

Net cash provided by operating activities for the three-month period ended March 31, 2014 was $36.2 million compared to net cash provided by operating activities for the three-month period ended March 31, 2013 of $21.0 million. Cash provided by operating activities is significantly affected by our net income, or loss, before provisions for credit losses. The increase is due primarily to the increase in net income before provision for credit losses of $11.7 million.

Net cash used in investing activities for the three-month period ended March 31, 2014 was $97.0 million compared to net cash used by investing activities of $115.4 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and reductions in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $189.9 million and $180.1 million during the first three months of 2014 and 2013, respectively.

Net cash provided by financing activities for the three months ended March 31, 2014 was $53.3 million compared to net cash provided by financing activities of $95.2 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2014, we issued $180.0 million in new securitization trust debt compared to $185.0 million in the same period of 2013. In addition, we repaid $110.2 million in securitization trust debt and $5.0 million in debt associated with the Fireside portfolio in the three months ended March 31, 2014 compared to repayments of securitization trust debt of $76.1 million and repayment of $17.9 million in debt associated with the Fireside portfolio in the prior year period. In the three months ended March 31, 2014, we received net proceeds on warehouse lines of credit of $32.1 million, compared to net proceeds of $4.9 million in the prior year’s period. During the first three months of 2014, we repaid in full $39.2 million of senior secured related party debt compared to no repayments of senior secured related party debt in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2014, we had unrestricted cash of $14.6 million, $74.3 million available under one warehouse credit facility and $84.2 million available under another warehouse credit facility (such figures assume the availability of sufficient eligible collateral). During the three-month period ended March 31, 2014, we completed one securitization aggregating $180.0 million of receivables. We intend to complete more securitizations during 2014, although there can be no assurance that we will be able to so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and the delinquency or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies or net losses on the automobile contracts exceed such levels, the terms of the securitization may require increased credit enhancement to be accumulated for the particular pool. There can be no assurance that collections from the related trusts will continue to generate sufficient cash. Moreover, certain of our retained interests in securitization transactions and their related spread accounts are pledged as collateral to our residual interest financing andcash releases from these transactions will be used to repay the financings.

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of March 31, 2014, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2014, we had approximately $1,331.7 million of debt outstanding. Such debt consisted primarily of $1,247.4million of securitization trust debt, and also included $8.6 million in debt for the acquisition of the Fireside portfolio, $41.5 million of warehouse lines of credit, $15.6 million of residual interest financing and $18.6 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $11.8 million for the three months ended March 31, 2014 and $37.2 million and $9.2 million for the years ended December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Originations Costs and Acquisition Fees, (c) Term Securitizations, (d) Finance Receivables and Related Debt Measured at Fair Value, (e) Accrual for Contingent Liabilities, and (f) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

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

Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. As of March 31, 2014 the weighted average age of our portfolio of finance receivables was 14 months.

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

We have recorded a liability as of March 31, 2014, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of March 31, 2014, and in excess of the liability we have recorded, is from $0 to $1.6 million.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, from the fourth quarter of 2011 through March 2014, we reported 10 consecutive quarters of increasing profitability. Furthermore, we demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables.

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

We recognize interest and penalties related to unrecognized tax benefits, if any, within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 10, 2014. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2014 and December 31, 2013, we had approximately $1,331.7 million and $1,276.9 million, respectively, of debt outstanding. Such debt consisted, as of March 31, 2014, primarily of $1,247.4 million of securitization trust debt, and also included $8.6 million in debt for the acquisition of the Fireside portfolio, $41.5 million of warehouse lines of credit indebtedness, $15.6 million of residual interest financing, and $18.6 million in subordinated renewable notes. At December 31, 2013, such debt consisted primarily of $1,177.6 million of securitization trust debt, and also included $13.1 million in debt for the acquisition of the Fireside portfolio, $9.5 million of warehouse indebtedness, $19.1 million of residual interest financing, $38.6 million of senior secured related party debt, and $19.1 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	changes in general economic conditions;
•	our ability or inability to obtain necessary financing
•	changes in interest rates;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of future provisioning for receivables losses; and

•	regulatory requirements. and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we repurchased no shares from existing shareholders, as reflected in the table below. We are deemed to have re-purchased 64,430 shares of our common stock, in a net exercise of outstanding warrants. In this transaction, the holders of a series of warrants purchased 365,000 shares of our common stock, and paid the aggregate $513,400 exercise price by surrender to us of 64,430 of such 365,000 shares. The result of the transaction was the net issuance of 300,570 shares to the holders of such warrants.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

January 2014	–	$–	–	$986,193
February 2014	–	–	–	$986,193
March 2014	–	–	–	$986,193
Total	–	$–	–

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2014, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.53	Indenture dated March 1, 2014 re Notes issued by CPS Auto Receivables Trust 2014-A. Incorporated by reference to the exhibit filed with the registrant’s Form 8-K on March 19, 2014.
4.54	Sale and Servicing Agreement dated as of March 1, 2014. Incorporated by reference to the exhibit filed with the registrant’s Form 8-K on March 19, 2014.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

CONSUMER PORTFOLIO SERVICES, INC. (Registrant)
Date: April 30, 2014
	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2014
	By:	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

