Form 10-Q
period 2014-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2014-07-28
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 23, 2014 the registrant had 25,287,048 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$14,426	$22,112
Restricted cash and equivalents	154,902	132,284

Finance receivables	1,312,745	1,155,063
Less: Allowance for finance credit losses	(53,326)	(39,626)
Finance receivables, net	1,259,419	1,115,437

Finance receivables measured at fair value	5,686	14,476
Residual interest in securitizations	260	854
Furniture and equipment, net	1,006	766
Deferred financing costs	10,923	11,071
Deferred tax assets, net	51,550	59,215
Accrued interest receivable	19,500	18,670
Other assets	23,402	21,481
	$1,541,074	$1,396,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$24,252	$24,839
Warehouse lines of credit	41,290	9,452
Residual interest financing	14,079	19,096
Debt secured by receivables measured at fair value	5,392	13,117
Securitization trust debt	1,326,319	1,177,559
Senior secured debt, related party	–	38,559
Subordinated renewable notes	18,038	19,142
	1,429,370	1,301,764
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 25,150,102 and 24,015,585 shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively	76,793	73,422
Retained earnings	36,006	22,275
Accumulated other comprehensive loss	(1,095)	(1,095)
	111,704	94,602

	$1,541,074	$1,396,366

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Interest income	$68,221	$55,797	$133,217	$106,964
Servicing fees	367	876	880	1,784
Other income	3,006	2,862	5,643	5,380
Gain on cancellation of debt	–	10,947	–	10,947
	71,594	70,482	139,740	125,075

Expenses:
Employee costs	11,774	11,527	22,664	20,476
General and administrative	5,075	4,518	8,678	8,272
Interest	11,942	14,601	25,323	30,947
Provision for credit losses	25,627	17,371	49,508	32,519
Provision for contingent liabilities	–	9,650	–	9,650
Marketing	3,812	3,472	7,658	6,654
Occupancy	908	683	1,595	1,226
Depreciation and amortization	127	114	221	257
	59,265	61,936	115,647	110,001
Income before income tax expense	12,329	8,546	24,093	15,074
Income tax expense	5,303	3,721	10,362	6,464
Net income	$7,026	$4,825	$13,731	$8,610

Earnings per share:
Basic	$0.28	$0.23	$0.56	$0.42
Diluted	0.22	0.15	0.43	0.27

Number of shares used in computing earnings per share:
Basic	25,029	20,989	24,694	20,534
Diluted	32,002	31,788	32,009	31,709

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$7,026	$4,825	$13,731	$8,610

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$7,026	$4,825	$13,731	$8,610

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$13,731	$8,610
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(8,922)	(10,309)
Accretion of purchase discount on receivables measured at fair value	(353)	(984)
Amortization of discount on securitization trust debt	76	502
Amortization of discount on senior secured debt, related party	623	1,370
Accretion of premium on debt secured by receivables measured at fair value	490	1,556
Mark to fair value on debt secured by receivables measured at fair value	339	(497)
Mark to fair value of receivables measured at fair value	8	613
Depreciation and amortization	221	257
Amortization of deferred financing costs	3,384	1,196
Provision for credit losses	49,508	32,519
Provision for contingent liabilities	–	9,650
Stock-based compensation expense	1,459	1,820
Interest income on residual assets	(236)	–
Gain on cancellation of debt	–	(10,947)
Changes in assets and liabilities:
Accrued interest receivable	(830)	(2,494)
Deferred tax assets, net	7,665	5,669
Other assets	708	(977)
Accounts payable and accrued expenses	(587)	2,819
Net cash provided by operating activities	67,284	40,373

Cash flows from investing activities:
Purchases of finance receivables held for investment	(401,266)	(383,898)
Payments received on finance receivables held for investment	216,698	166,625
Payments received on receivables portfolio at fair value	9,135	29,720
Proceeds received on residual interest in securitizations	830	2,578
Change in repossessions held in inventory	(2,629)	(580)
Decreases (increases) in restricted cash and cash equivalents, net	(22,618)	(18,419)
Purchase of furniture and equipment	(461)	(77)
Net cash used in investing activities	(200,311)	(204,051)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	382,500	390,000
Proceeds from issuance of subordinated renewable notes	260	1,027
Payments on subordinated renewable notes	(1,364)	(1,739)
Net proceeds from (repayments of) warehouse lines of credit	31,838	(4,587)
Proceeds from (repayments of) residual interest financing debt	(5,017)	20,000
Repayment of securitization trust debt	(233,816)	(188,165)
Repayment of debt secured by receivables measured at fair value	(8,554)	(32,544)
Repayment of senior secured debt, related party	(39,182)	(12,137)
Payment of financing costs	(3,236)	(3,240)
Repurchase of common stock	–	(1,138)
Exercise of options and warrants	1,912	1,819
Net cash provided by financing activities	125,341	169,296

Increase (decrease) in cash and cash equivalents	(7,686)	5,618

Cash and cash equivalents at beginning of period	22,112	12,966
Cash and cash equivalents at end of period	$14,426	$18,584

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,289	$25,612
Income taxes	$2,514	$1,695
Non-cash financing activities:
Derivative warrants reclassified from accounts payable to common stock	$–	$583

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six-month period ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Direct mail revenues	$2,171	$1,963	$4,023	$3,727
Convenience fee revenue	$800	828	1,610	1,515
Recoveries on previously charged-off contracts	$48	54	83	104
Sales tax refunds	$129	–	231	84
Other	$(142)	17	(304)	(50)
Other income for the period	$3,006	$2,862	$5,643	$5,380

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the six months ended June 30, 2014 and 2013, we recorded stock-based compensation costs in the amount of $1.5 million and $1.8 million, respectively. As of June 30, 2014, unrecognized stock-based compensation costs to be recognized over future periods equaled $10.9 million. This amount will be recognized as expense over a weighted-average period of 3.2 years.

The following represents stock option activity for the six months ended June 30, 2014:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	10,128	$3.30	N/A
Granted	–	–	N/A
Exercised	(978)	2.22	N/A
Forfeited	(103)	4.58	N/A
Options outstanding at the end of period	9,047	$3.41	6.34 years

Options exercisable at the end of period	5,841	$2.49	5.30 years

At June 30, 2014, the aggregate intrinsic value of options outstanding and exercisable was $38.6 million and $30.1 million, respectively. There were 978,000 options exercised for the three months ended June 30, 2014 compared to 394,000 for the comparable period in 2013. There were 4.1 million shares available for future stock option grants under existing plans as of June 30, 2014.

Purchases of Company Stock

During the six-month period ended June 30, 2014 and 2013, we re-purchased 73,788 and 118,544 shares, respectively, of our common stock, at average prices of $7.91 and $9.60, respectively. All purchases were related to net exercises of outstanding options and warrants. In transactions during the six-month period ended June 30, 2014, the holder of options and warrants to purchase 395,000 shares of our common stock paid the aggregate $583,000 exercise price by surrender to us of 73,788 of such 395,000 shares. There were no open market purchases of our common stock.

New Accounting Pronouncements

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2014, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

Gain on Cancellation of Debt

In April 2013, we repurchased the outstanding Class D notes issued by our first 2008 securitization trust, for a cash payment of $6.1 million and a new 5% note for $5.3 million due in June 2014. The Class D notes were held by the same related party that held our senior secured debt. On the date we repurchased the Class D notes, the Class D note holder owned 10.5% of our outstanding common stock. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration given for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million for the three-month and six-month periods ended June 30, 2013.

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

In June 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believed represented our best estimate of probable incurred losses related to various matters. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters. The more recent matters included two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) had informally proposed that we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund. In May 2014, the FTC announced its agreement to settle the matter by filing a lawsuit against us, and requesting, with our consent, that the court enter an agreed judgment against us. The lawsuit arose out of the FTC’s inquiry into our business practices. Under the agreed settlement, we will make approximately $1.9 million of restitutionary payments and $1.6 million of account adjustments to and for our customers, pay a $2 million penalty to the federal government, and implement procedural changes, all pursuant to a consent decree which has since been entered by the court. The cost to us of the payments, adjustments and penalty is within the contingency reserve that we recorded in June 2013 with respect to this matter. The $2 million penalty was paid in June 2014.

We have recorded a liability as of June 30, 2014, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2014	2013
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,334,938	$1,182,950
Less: Unearned acquisition fees and originations costs	$(22,193)	$(27,887)
Finance Receivables	$1,312,745	$1,155,063

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Deliquency Status
Current	$1,279,716	$1,125,926
31 - 60 days	$30,946	21,421
61 - 90 days	$17,040	24,663
91 + days	$7,236	10,940
	$1,334,938	$1,182,950

Finance receivables totaling $7.2 million and $10.9 million at June 30, 2014 and December 31, 2013, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Balance at beginning of period	$44,652	$24,881	$39,626	$19,594
Provision for credit losses on finance receivables	$25,627	17,371	49,508	32,519
Charge-offs	$(26,985)	(13,361)	(50,526)	(26,277)
Recoveries	$10,032	3,210	14,718	6,265
Balance at end of period	$53,326	$32,101	$53,326	$32,101

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

	June 30,	December 31,
	2014	2013
	(In thousands)
Gross balance of repossessions in inventory	$28,884	$24,743
Allowance for losses on repossessed inventory	$(16,291)	(14,779)
Net repossessed inventory included in other assets	$12,593	$9,964

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	June 30,	December 31,
	2014	2013
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$5,651	$14,786
Less: Fair value adjustment	$35	$(310)
Finance receivables measured at fair value	$5,686	$14,476

The following table summarizes the delinquency status of finance receivables measured at fair value as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Deliquency Status
Current	$4,999	$13,421
31 - 60 days	$425	878
61 - 90 days	$177	253
91 + days	$50	234
	$5,651	$14,786

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
						Contractual
	Final	Receivables		Outstanding	Outstanding	Interest
	Scheduled	Pledged at		Principal at	Principal at	Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2014 (2)	Principal	2014	2013	2014
	(Dollars in thousands)
Page Five Funding	January 2018	$7,304	$46,058	$5,520	$9,358	9.28%
CPS 2011-A	April 2018	19,474	104,546	15,614	24,526	3.02%
CPS 2011-B	September 2018	32,820	111,046	32,334	44,433	4.57%
CPS 2011-C	March 2019	42,112	119,400	41,886	56,271	4.95%
CPS 2012-A	June 2019	49,549	155,000	48,973	65,051	3.48%
CPS 2012-B	September 2019	66,795	141,500	66,597	86,254	3.18%
CPS 2012-C	December 2019	72,712	147,000	72,357	93,006	2.51%
CPS 2012-D	March 2020	87,755	160,000	87,321	108,815	2.17%
CPS 2013-A	June 2020	123,386	185,000	121,607	142,842	1.99%
CPS 2013-B	September 2020	147,989	205,000	143,120	172,499	2.41%
CPS 2013-C	December 2020	166,129	205,000	162,872	191,504	2.55%
CPS 2013-D	March 2021	161,439	183,000	157,707	183,000	2.29%
CPS 2014-A	June 2021	170,667	180,000	167,911	–	1.92%
CPS 2014-B (3)	September 2021	129,681	202,500	202,500	–	1.77%
		$1,277,812	$2,145,050	$1,326,319	$1,177,559

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $268.7 million in 2014, $470.3 million in 2015, $313.0 million in 2016, $177.4 million in 2017, $78.8 million in 2018 and $18.1 million in 2019.
(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.
(3)	An additional $71.1 million of receivables were pledged to CPS 2014-B in July 2014.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of June 30, 2014, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2014, restricted cash under the various agreements totaled approximately $154.9 million, of which $71.1 million represented pre-funding proceeds. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(5) Debt

The terms and amounts of our other debt outstanding at June 30, 2014 and December 31, 2013 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2014	2013
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.73% over one month Libor (Minimum 6.73%)	March 2017	$23,172	$9,452

	6.00% over one month Libor (Minimum 6.75%)	June 2016	18,118	–

Residual interest financing	11.75% over one month Libor	April 2018	14,079	19,096

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% loan was made in September 2013, with residual payments extending through 2016	5,392	13,117

Senior secured debt, related party	13.00%	n/a	–	37,128

	5.00%	n/a	–	1,431

Subordinated renewable notes	Weighted average rate of 12.1% and 12.5% at June 30, 2014 and December 31, 2013 , respectively	Weighted average maturity of December 2015 and July 2015 at June 30, 2014 and December 31, 2013, respectively	18,038	19,142

			$78,799	$99,366

In January and March 2014 we prepaid, without penalty, $10 million and $28.4 million, respectively, of senior secured debt, related party. The debt was scheduled to mature in June 2014.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Interest on finance receivables	$68,098	$55,796	$132,980	$106,954
Residual interest income	$123	–	236	–
Other interest income	$–	1	1	10
Interest income	$68,221	$55,797	$133,217	$106,964

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Securitization trust debt	$9,381	$8,230	$18,697	$17,368
Warehouse lines of credit	$1,238	1,297	2,115	2,579
Senior secured debt, related party	$–	2,112	1,651	4,875
Debt secured by receivables at fair value	$205	1,027	533	2,813
Residual interest financing	$504	1,094	1,083	1,586
Subordinated renewable notes	$614	841	1,244	1,726
Interest expense	$11,942	$14,601	$25,323	$30,947

(7) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2014 and 2013 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Weighted average number of common shares outstanding during the period used to compute basic earnings per share	25,029	20,989	24,694	20,534

Incremental common shares attributable to exercise of outstanding options and warrants	6,973	10,799	7,315	11,175

Weighted average number of common shares used to compute diluted earnings per share	32,002	31,788	32,009	31,709

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2014 would have included an additional 2.6 million shares attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2013, the anti-dilutive shares were 2.2 million and 1.5 million, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2010.

As of June 30, 2014 and December 31, 2013, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $51.6 million as of June 30, 2014 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $51.6 million consists of approximately $40.2 million of net U.S. federal deferred tax assets and $11.4 million of net state deferred tax assets. We estimate that we would need to generate approximately $120 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

Income tax expense was $5.3 million and $10.4 million for the three months and six months ended June 30, 2014 and represents an effective income tax rate of 43%, compared to income tax expense of $3.7 million and $6.5 million for the three months and six months ended June 30, 2013, representing effective income tax rates of 44% and 43%, respectively.

(9) Legal Proceedings

Stanwich Litigation. We were for several years a defendant in a class action (the “Stanwich Case”) brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the “Settlement Payments”) pursuant to earlier settlements of claims, generally personal injury claims, against unrelated defendants. Stanwich Financial Services Corp. (“Stanwich”), an affiliate of the former chairman of our board of directors, is the entity that was obligated to pay the Settlement Payments. Stanwich defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal bankruptcy court in Connecticut. By February 2005, we had settled all claims brought against us in the Stanwich Case.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such purported class actions, one of which has been settled by agreement with the plaintiffs (such settlement remains subject to approval by the court). For the most part, we have legal and factual defenses to such claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of June 30, 2014 with respect to such matters, in the aggregate.

FTC Action. In July 2013, the staff of the U.S. Federal Trade Commission (“FTC”) advised us that they were prepared to recommend that the FTC initiate a lawsuit against us relating to allegedly unfair trade practices, and simultaneously advised that settlement of such issues by consent decree might be achieved. On May 29, 2014, the FTC announced its agreement to settle the matter by filing a lawsuit against us, and requesting, with our consent, that the court enter an agreed judgment against us. The lawsuit arose out of the FTC’s inquiry into our business practices. Under the agreed settlement, we will make approximately $1.9 million of restitutionary payments and $1.6 million of account adjustments to and for our customers, pay a $2 million penalty to the federal government, and implement procedural changes, all pursuant to a consent decree which has since been entered by the court. The cost to us of the payments, adjustments and penalty is within the contingency reserve that we previously recorded with respect to this matter. The $2 million penalty was paid in June 2014.

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of June 30, 2014, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of June 30, 2014, and in excess of the liability we have recorded, is from $0 to $1.2 million.

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

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and six-month periods ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	$220	210	$440	420
Expected return on assets	$(432)	(335)	$(864)	(670)
Amortization of transition (asset)/obligation	$–	–	$–	–
Amortization of net (gain)/loss	$–	117	$–	234
Net periodic cost (benefit)	$(212)	$(8)	$(424)	$(16)

We contributed $112,000 to the Plan during the six-month period ended June 30, 2014 and we do not anticipate making any further contributions for the remainder of 2014.

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

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes. In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. We also sold the securities retained from the September 2008 transaction. No gain or loss was recorded as a result of the re-securitization transaction described above. We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy. The residual interest in such securitization is $260,000 as of June 30, 2014 and $854,000 as of December 31, 2013 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses. We used a discount rate of 20% per annum and a cumulative net loss rate of 15% at June 30, 2014 and December 31, 2013. The assumptions we used are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$9,058	$43,021	$14,476	$59,668
Payments on finance receivables at fair value	(3,766)	(11,461)	(7,873)	(27,980)
Charge-offs on finance receivables at fair value	(213)	(739)	(556)	(1,740)
Discount accretion	592	98	(353)	984
Mark to fair value	$15	(600)	(8)	(613)
Balance at end of period	$5,686	$30,319	$5,686	$30,319

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$8,576	$40,387	$13,117	$57,107
Principal payments on debt at fair value	$(3,515)	(14,614)	(8,554)	(32,544)
Premium accretion	$186	452	490	1,556
Mark to fair value	$145	(603)	339	(497)
Balance at end of period	$5,392	25,622	5,392	25,622
Reduction for payments collected and payable	(878)	(3,715)	(878)	(3,715)
Adjusted balance at end of period	$4,514	$21,907	$4,514	$21,907

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	June 30, 2014		December 31, 2013
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$5,651	$5,686	$14,786	$14,476

Debt secured by Fireside receivables portfolio	–	5,392	–	13,117

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2014, the finance receivables related to the repossessed vehicles in inventory totaled $28.9 million. We have applied a valuation adjustment, or loss allowance, of $16.3 million, which is based on a recovery rate of approximately 44%, resulting in an estimated fair value and carrying amount of $12.6 million. The fair value and carrying amount of the repossessed inventory at December 31, 2013 was $10.0 million after applying a valuation adjustment of $14.8 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months and six months ended June 30, 2014 and 2013. We have no level 3 assets that are measured at fair value on a non-recurring basis. The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$445	$3,505	$854	$4,824
Cash paid (received) during period	(308)	(1,259)	(830)	(2,578)
Included in earnings	123	–	236	–
Balance at end of period	$260	$2,246	$260	$2,246

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	June 30,	December 31,	Valuation	Unobservable	June 30,	December 31,
	2014	2013	Techniques	Inputs	2014	2013
	(In thousands)
Assets:

Finance receivables	$5,686	$14,476	Discounted	Discount rate	15.4%	15.4%
measured at fair value			cash flows	Cumulative net losses	5.0%	5.0%
				Monthly average prepayments	0.5%	0.5%

Residual interest in	260	854	Discounted	Discount rate	20.0%	20.0%
securitizations			cash flows	Cumulative net losses	15.0%	15.0%
				Monthly average prepayments	0.5%	0.5%

Liabilities:

Debt secured by receivables	$5,392	13,117	Discounted	Discount rate	12.2%	12.2%
measured at fair value			cash flows

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at June 30, 2014 and December 31, 2013, were as follows:

	As of June 30, 2014
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$14,426	$14,426	$–	$–	$14,426
Restricted cash and equivalents	$154,902	154,902	$–	–	154,902
Finance receivables, net	$1,259,419	–	$–	1,244,569	1,244,569
Finance receivables measured at fair value	$5,686	–	$–	5,686	5,686
Residual interest in securitizations	$260	–	$–	260	260
Accrued interest receivable	$19,500	–	$–	19,500	19,500

Liabilities:
Warehouse lines of credit	$41,290	$–	$–	$41,290	$41,290
Accrued interest payable	$3,181	–	–	3,181	3,181
Residual interest financing	$14,079	–	$–	14,079	14,079

Debt secured by receivables measured at fair value	$5,392	–	$–	5,392	5,392
Securitization trust debt	$1,326,319	–	$–	1,364,930	1,364,930
Subordinated renewable notes	$18,038	–	$–	18,038	18,038

	As of December 31, 2013
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$22,112	$22,112	$–	$–	$22,112
Restricted cash and equivalents	$132,284	132,284	$–	–	132,284
Finance receivables, net	$1,115,437	–	$–	1,100,153	1,100,153
Finance receivables measured at fair value	$14,476	–	$–	14,476	14,476
Residual interest in securitizations	$854	–	$–	854	854
Accrued interest receivable	$18,670	–	$–	18,670	18,670

Liabilities:
Warehouse lines of credit	$9,452	–	$–	$9,452	$9,452
Accrued interest payable	$2,908	–	–	2,908	2,908
Residual interest financing	$19,096	–	$–	19,096	19,096
Debt secured by receivables measured at fair value	$13,117	–	$–	13,117	13,117
Securitization trust debt	$1,177,559	–	$–	1,189,086	1,189,086
Senior secured debt, related party	$38,559	–	$–	38,559	38,559
Subordinated renewable notes	$19,142	–	$–	19,142	19,142

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of June 30, 2014 and December 31, 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

Accrued Interest Receivable and Payable

The carrying value approximates fair value.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2014, we have purchased a total of approximately $10.8 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
Six months ended June 30, 2014	401,266	1,373,582

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

Since 1994 we have conducted 63 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of June 30, 2014, 15 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees.

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of June 30, 2014 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at June 30, 2014 included $71.1 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In July 2014, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

Portfolio Acquisitions

As stated above, we have acquired approximately $822.3 million in finance receivables through four acquisitions. These transactions took place in 2002, 2003, 2004 and 2011. The 2011 acquisition consisted of approximately $217.8 million of finance receivables that we purchased from Fireside Bank of Pleasanton, California.

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 63 term securitizations of approximately $8.8 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations. Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
Six months ended June 30, 2014	2	382,500

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of June 30, 2014 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2014 with the three months ended June 30, 2013

Revenues. In the prior year three-month period ended June 30, 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment and a new note. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million, or 15.5% of our total revenues of $70.5 million for the three months ended June 30, 2013. The discussion of revenues below excludes the gain on the cancellation of debt for comparative purposes.

During the three months ended June 30, 2014, our revenues were $71.6 million, an increase of $12.1 million, or 20.3%, from the prior year revenue of $59.5 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2014 increased $12.4 million, or 22.3%, to $68.2 million from $55.8 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,052.8 million at June 30, 2013 to $1,369.6 million at June 30, 2014. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended June 30, 2014 and 2013:

	Average Balances for the Three Months Ended
	June 30, 2014	June 30, 2013
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,333.6	$983.4
Fireside	6.7	34.7
Total	$1,340.3	$1,018.1

Servicing fees totaling $367,000 for the three months ended June 30, 2014 decreased $509,000, or 58.1%, from $876,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of June 30, 2014 and 2013, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2014		June 30, 2013
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,363.9	99.3%	$1,021.7	95.7%
Fireside	5.7	0.4%	31.1	2.9%
Owned by Non-Consolidated Subsidiaries	1.4	0.1%	8.8	0.8%
Third-Party Servicing Portfolios	2.6	0.2%	5.8	0.5%
Total	$1,373.6	100.0%	$1,067.4	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At June 30, 2014, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,373.6 million (this amount includes $1.4 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $2.6 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,067.4 million as of June 30, 2013. At June 30, 2014 and 2013, the managed portfolio composition was as follows:

	June 30, 2014		June 30, 2013
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,365.3	99.4%	$1,030.5	96.5%
Fireside	5.7	0.4%	31.1	2.9%
Third Party Portfolio	2.6	0.2%	5.8	0.5%
Total	$1,373.6	100.0%	$1,067.4	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $144,000, or 5.0%, to $3.0 million in the three months ended June 30, 2014 from $2.9 million during the prior year. The increase is comprised of an increase of $205,000 in fees associated with direct mail and other related products and services that we offer to our dealers and an increase of $129,000 in sales tax refunds. These increases were partially offset by decreases of $164,000 in the fair value of the receivables and debt associated with the Fireside portfolio and a decrease of $28,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

During the prior year three-month period ended June 30, 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund. The discussion of operating expenses below excludes the $9.7 million in contingent liability expense for comparative purposes.

Total operating expenses were $59.3 million for the three months ended June 30, 2014, compared to $52.3 million for the prior year, an increase of $7.0 million, or 13.3%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $247,000 or 2.1%, to $11.8 million during the three months ended June 30, 2014, representing 19.9% of total operating expenses, from $11.5 million for the prior year, or 22.0% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$211.4	$203.8
Contracts purchased (units)	13,132	12,819
Managed portfolio outstanding (dollars)	$1,373.6	$1,067.4
Managed portfolio outstanding (units)	107,670	93,332

Number of Originations staff	163	151
Number of Marketing staff	120	100
Number of Servicing staff	369	295
Number of other staff	77	67
Total number of employees	729	613

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $5.1 million, an increase of $557,000, or 12.3%, compared to the previous year and represented 8.6% of total operating expenses.

Interest expense for the three months ended June 30, 2014 decreased by $2.7 million to $11.9 million, or 18.2%, compared to $14.6 million in the previous year.

Interest expense on the Fireside portfolio credit facility decreased by $823,000 compared to the prior year period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt increased by $1.2 million, or 14.0%, for the three months ended June 30, 2014 compared to the prior year. The average balance of securitization trust debt increased 39.6% to $1,231.5 million at June 30, 2014 compared to $882.5 million at June 30, 2013. However, the blended interest rates on term securitizations completed since 2013 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2013. As a result, the cost of securitization debt during the three month period ended June 30, 2014 was 3.0%, compared to 3.7% in the prior year period.

Interest expense on senior secured debt was zero in the three months ended June 30, 2014 compared to $2.1 million in the prior year period. This was due to the repayment in full of senior secured debt on March 31, 2014. Interest expense on subordinated renewable notes decreased by $227,000. The decrease is due to a decrease in the average balance from $23.0 million to $18.1 million and a decrease in the average cost from 14.6% to 13.5%. Interest expense on residual interest financing decreased $590,000 in the three months ended June 30, 2014 compared to the prior year. The decrease is due to repayments on the $20.0 million facility established in April 2013 and the September 2013 repayment in full of $13.8 million outstanding under the residual facility established in 2007.

Interest expense on warehouse debt decreased by $58,000 for the three months ended June 30, 2014 compared to the prior year. Although we increased our contract purchases to $211.4 million for the three months ended June 30, 2014 compared to $203.8 million in the prior period, recently we have relied less on warehouse credit facilities and more on unrestricted cash balances to fund receivables prior to securitization. In the future we may incur greater warehouse debt interest expense as a result using $39.2 million of unrestricted cash to repay our senior secured debt during the first quarter of 2014.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Rate	Balance(1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,303,900	$67,750	20.8%	$967,333	$54,272	22.4%
Finance receivables measured at fair value	6,730	471	28.0%	34,741	1,526	17.6%
	$1,310,630	68,221	20.8%	$1,002,073	55,798	22.3%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$43,812	1,239	11.3%	$41,192	1,297	12.6%
Residual interest financing	14,486	504	13.9%	33,773	1,094	13.0%
Debt secured by receivables measured at fair value	6,319	204	12.9%	29,977	1,027	13.7%
Securitization trust debt	1,231,507	9,381	3.0%	882,481	8,230	3.7%
Senior secured debt, related party	–	–	0.0%	39,262	2,112	21.5%
Subordinated renewable notes	18,142	613	13.5%	22,963	840	14.6%
	$1,314,266	11,942	3.6%	$1,049,648	14,601	5.6%

Net interest income/spread		$56,279			$41,197
Net interest yield (4)			17.2%			16.4%
Ratio of average interest earning assets to average interest bearing liabilities	100%			95%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Net of deferred fees and direct costs.

(3) Interest expense includes deferred financing costs and non-utilization fees.

(4) Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2014
	Compared to June 30, 2013
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$13,478	$18,883	$(5,405)
Finance receivables measured at fair value	(1,055)	(1,231)	176
	12,423	17,652	(5,229)
Interest Bearing Liabilities	$
Warehouse lines of credit	(58)	83	(141)
Residual interest financing	(590)	(625)	35
Debt secured by receivables measured at fair value	(823)	(811)	(12)
Securitization trust debt	1,151	3,255	(2,104)
Senior secured debt, related party	(2,112)	(2,112)	–
Subordinated renewable notes	(227)	(176)	(51)
	(2,659)	(386)	(2,273)

Net interest income/spread	$15,082	$18,038	$(2,956)

Provision for credit losses was $25.6 million for the three months ended June 30, 2014, an increase of $8.3 million, or 47.5% compared to the prior year and represented 43.2% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $340,000, or 9.8%, to $3.8 million during the three months ended June 30, 2014, compared to $3.5 million in the prior year period, and represented 6.4% of total operating expenses. For the three months ended June 30, 2014, we purchased 13,132 contracts representing $211.4 million in receivables compared to 12,819 contracts representing $203.8 million in receivables in the prior year.

Occupancy expenses increased by $225,000 or 32.9%, to $908,000 compared to $683,000 in the previous year and represented 1.5% of total operating expenses. The increase is primarily due to the establishment in April 2014 of our Nevada branch.

Depreciation and amortization expenses increased by $13,000 or 11.4%, to $127,000 compared to $114,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended June 30, 2014, we recorded income tax expense of $5.3 million, representing a 43.0% effective income tax rate. In the prior year period, we recorded $3.7 million in income tax expense, representing a 43.5% effective income tax rate.

Comparison of Operating Results for the six months ended June 30, 2014 with the six months ended June 30, 2013

Revenues.  In the prior year six-month period ended June 30, 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment and a new note. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million, or 8.8% of our total revenues of $125.1 million for the six months ended June 30, 2013. The discussion of revenues below excludes the gain on the cancellation of debt for comparative purposes.

During the six months ended June 30, 2014, our revenues were $139.7 million, an increase of $25.6 million, or 22.4%, from the prior year revenue of $114.1 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2014 increased $26.3 million, or 24.5%, to $133.2 million from $107.0 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,052.8 million at June 30, 2013 to $1,369.6 million at June 30, 2014. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the six months ended June 30, 2014 and 2013:

	Average Balances for the Six Months Ended
	June 30, 2014	June 30, 2013
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,296.2	$927.6
Fireside	8.8	41.9
Total	$1,305.0	$969.5

Servicing fees totaling $880,000 for the six months ended June 30, 2014 decreased $904,000, or 50.7%, from $1.8 million in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of June 30, 2014 and 2013, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2014		June 30, 2013
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,363.9	99.3%	$1,021.7	95.7%
Fireside	5.7	0.4%	31.1	2.9%
Owned by Non-Consolidated Subsidiaries	$1.4	0.1%	8.8	0.8%
Third-Party Servicing Portfolios	$2.6	0.2%	5.8	0.5%
Total	$1,373.6	100.0%	$1,067.4	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At June 30, 2014, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,373.6 million (this amount includes $1.4 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $2.6 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,067.4 million as of June 30, 2013. At June 30, 2014 and 2013, the managed portfolio composition was as follows:

	June 30, 2014		June 30, 2013
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,365.3	99.4%	$1,030.5	96.5%
Fireside	5.7	0.4%	31.1	2.9%
Third Party Portfolio	$2.6	0.2%	5.8	0.5%
Total	$1,373.6	100.0%	$1,067.4	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $263,000, or 4.9%, to $5.6 million in the six months ended June 30, 2014 from $5.4 million during the prior year. The increase is comprised of an increase of $296,000 in fees associated with direct mail and other related products and services that we offer to our dealers, an increase of $147,000 in sales tax refunds and an increase of $95,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. These increases were partially offset by decreases of $232,000 in the fair value of the receivables and debt associated with the Fireside portfolio

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs, marketing and general and administrative expenses. Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and by the outstanding balance of finance receivables held by consolidated subsidiaries. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

During the prior year six-month period ended June 30, 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund. The discussion of operating expenses below excludes the $9.7 million in contingent liability expense for comparative purposes.

Total operating expenses were $115.6 million for the six months ended June 30, 2014, compared to $100.4 million for the prior year, an increase of $15.3 million, or 15.2%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $2.2 million or 10.7%, to $22.7 million during the six months ended June 30, 2014, representing 19.6% of total operating expenses, from $20.5 million for the prior year, or 20.4% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$401.3	$383.9
Contracts purchased (units)	$25,986	24,510
Managed portfolio outstanding (dollars)	$1,373.6	$1,067.4
Managed portfolio outstanding (units)	107,670	93,332

Number of Originations staff	163	151
Number of Marketing staff	120	100
Number of Servicing staff	369	295
Number of other staff	77	67
Total number of employees	729	613

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $8.7 million, an increase of $406,000, or 4.9%, compared to the previous year and represented 7.5% of total operating expenses.

Interest expense for the six months ended June 30, 2014 decreased by $5.6 million to $25.3 million, or 18.2%, compared to $30.9 million in the previous year.

Interest expense on the Fireside portfolio credit facility decreased by $2.3 million compared to the prior year period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt increased by $1.3million, or 7.7%, for the six months ended June 30, 2014 compared to the prior year. The average balance of securitization trust debt increased 42.0% to $1,198.0 million at June 30, 2014 compared to $843.8 million at June 30, 2013. However, the blended interest rates on term securitizations completed since 2013 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2013. As a result, the cost of securitization debt during the six month period ended June 30, 2014 was 3.1%, compared to 4.1% in the prior year period.

Interest expense on senior secured debt was $1.7 million in the six months ended June 30, 2014 compared to $4.9 million in the prior year period. The decrease is due to the repayment in full of senior secured debt during the six-month period ended June 30, 2014. Interest expense on subordinated renewable notes decreased by $482,000. The decrease is due to a decrease in the average balance from $23.2 million to $18.4 million and a decrease in the average cost from 14.9% to 13.5%. Interest expense on residual interest financing decreased $503,000 in the six months ended June 30, 2014 compared to the prior year. The decrease is due to repayments on the $20.0 million facility established in April 2013 and the September 2013 repayment of the $13.8 million of indebtedness outstanding under the residual facility originally established in 2007.

Interest expense on warehouse debt decreased by $464,000 for the six months ended June 30, 2014 compared to the prior year. Although we increased our contract purchases to $401.3 million for the six months ended June 30, 2014 compared to $383.9 million in the prior period, recently we have relied less on warehouse credit facilities and more on unrestricted cash balances to fund receivables prior to securitization. In the future we may incur greater warehouse debt interest expense as a result of using $39.2 million of unrestricted cash to repay our senior secured debt during the first quarter of 2014.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014			2013
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Rate	Balance(1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,266,199	$132,053	20.9%	$912,126	$102,803	22.5%
Finance receivables measured at fair value	8,807	1,164	26.4%	41,871	4,161	19.9%
	$1,275,006	133,217	20.9%	$953,998	106,964	22.4%
	$
Interest Bearing Liabilities	$
Warehouse lines of credit (3)	$33,147	2,115	12.8%	$44,246	2,579	11.7%
Residual interest financing	15,632	1,083	13.9%	23,773	1,586	13.3%
Debt secured by receivables	$
measured at fair value	8,209	533	13.0%	38,110	2,813	14.8%
Securitization trust debt	1,197,988	18,697	3.1%	843,818	17,368	4.1%
Senior secured debt, related party	14,206	1,651	23.2%	44,916	4,875	21.7%
Subordinated renewable notes	18,442	1,244	13.5%	23,241	1,726	14.9%
	$1,287,623	25,323	3.9%	$1,018,104	30,947	6.1%

Net interest income/spread		$107,894			$76,017
Net interest yield (4)			16.9%			15.9%
Ratio of average interest earning assets to average interest bearing liabilities	99%			99%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Net of deferred fees and direct costs.

(3) Interest expense includes deferred financing costs and non-utilization fees.

(4) Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2014
	Compared to June 30, 2013
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$29,250	$39,906	(10,657)
Finance receivables measured at fair value	(2,997)	(3,286)	289
	26,253	36,621	(10,368)
Interest Bearing Liabilities	$
Warehouse lines of credit	(464)	(647)	183
Residual interest financing	(503)	(543)	40
Debt secured by receivables measured at fair value	(2,280)	(2,207)	(73)
Securitization trust debt	1,330	7,290	(5,960)
Senior secured debt, related party	(3,224)	(3,333)	109
Subordinated renewable notes	(482)	(356)	(126)
	(5,624)	203	(5,826)

Net interest income/spread	$31,877	$36,418	$(4,542)

Provision for credit losses was $49.5 million for the six months ended June 30, 2014, an increase of $17.0 million, or 52.2% compared to the prior year and represented 42.8% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $1.0 million, or 15.1%, to $7.7 million during the six months ended June 30, 2014, compared to $6.7 million in the prior year period, and represented 6.6% of total operating expenses. For the six months ended June 30, 2014, we purchased 25,986 contracts representing $401.3 million in receivables compared to 24,510 contracts representing $383.9 million in receivables in the prior year.

Occupancy expenses increased by $369,000 or 30.1%, to $1.6 million compared to $1.2 million in the previous year and represented 1.4% of total operating expenses. The increase is due to the establishment in April 2014 of our Nevada branch.

Depreciation and amortization expenses decreased by $36,000 or 14.0%, to $221,000 compared to $257,000 in the previous year and represented 0.2% of total operating expenses.

For the six months ended June 30, 2014, we recorded income tax expense of $10.4 million, representing a 43.0% effective income tax rate. In the prior year period, we recorded $6.5 million in income tax expense, representing a 42.9% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Originated Portfolio Excluding Fireside

	June 30, 2014		June 30, 2013		December 31, 2013
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	104,957	$1,366,649	83,253	$1,030,498	94,206	$1,213,793
Period of delinquency (2)
31-60 days	2,787	$31,151	2,442	$21,513	2,652	$21,887
61-90 days	1,511	17,109	1,319	11,637	2,024	24,914
91+ days	676	7,318	665	5,502	1,162	11,060
Total delinquencies (2)	4,974	55,578	4,426	38,652	5,838	57,861
Amount in repossession (3)	3,240	28,927	1,661	14,036	2,961	25,010
Total delinquencies and amount in repossession (2)	8,214	$84,505	6,087	$52,688	8,799	$82,871

Delinquencies as a percentage of gross servicing portfolio portfolio	4.7	4.1	5.3	3.8	6.2	4.8

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	7.8	6.2	7.3	5.1	9.3	6.8

Extension Experience
Contracts with one extension, accruing (4)	15,947	$210,632	10,165	$109,453	13,754	$176,236
Contracts with two or more extensions, accruing (4)	5,735	61,374	5,998	30,688	5,449	43,869
	21,682	272,006	16,163	140,141	19,203	220,105

Contracts with one extension, non-accrual (4)	981	9,270	530	5,228	1,030	9,348
Contracts with two or more extensions, non-accrual (4)	456	3,388	561	2,366	622	3,267
	1,437	12,658	1,091	7,594	1,652	12,615

Total contracts with extensions	23,119	$284,664	17,254	$147,735	20,855	$232,720

Delinquency, Repossession and Extension Experience (1)

Fireside Portfolio

	June 30, 2014		June 30, 2013		December 31, 2013
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	2,346	$5,651	8,724	$31,084	4,893	$14,786
Period of delinquency (2)
31-60 days	194	$425	400	$1,309	366	$878
61-90 days	88	177	133	399	125	253
91+ days	45	50	64	148	108	234
Total delinquencies (2)	327	652	597	1,856	599	1,365
Amount in repossession (3)	11	37	55	236	30	120
Total delinquencies and amount in repossession (2)	338	$689	652	$2,092	629	$1,485

Delinquencies as a percentage of gross servicing portfolio	13.9%	11.5%	6.8%	6.0%	12.2%	9.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	14.4%	12.2%	7.5%	6.7%	12.9%	10.0%

Extension Experience
Contracts with one extension, accruing (4)	612	$1,511	2,210	$9,116	1,203	$3,945
Contracts with two or more extensions, accruing (4)	555	1,804	526	2,561	685	2,924
	1,167	3,315	2,736	11,677	1,888	6,869
Contracts with one extension, non-accrual (4)	24	39	50	185	60	155
Contracts with two or more extensions, non-accrual (4)	19	38	8	33	35	118
	43	77	58	218	95	273
Total contracts with extensions	1,210	$3,392	2,794	$11,895	1,983	$7,142

Delinquency, Repossession and Extension Experience (1)

Total Originated and Fireside Portfolio

	June 30, 2014		June 30, 2013		December 31, 2013
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)..	107,303	$1,372,300	91,977	$1,061,582	99,099	$1,228,579
Period of delinquency (2)
31-60 days	2,981	$31,576	2,842	$22,822	3,018	$22,765
61-90 days	1,599	17,286	1,452	12,036	2,149	25,167
91+ days	721	7,368	729	5,650	1,270	11,294
Total delinquencies (2)	5,301	56,230	5,023	40,508	6,437	59,226
Amount in repossession (3)	3,251	28,964	1,716	14,272	2,991	25,130
Total delinquencies and amount in repossession (2)	8,552	$85,194	6,739	$54,780	9,428	$84,356

Delinquencies as a percentage of gross servicing portfolio.	4.9%	4.1%	5.5%	3.8%	6.5%	4.8%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.0%	6.2%	7.3%	5.2%	9.5%	6.9%

Extension Experience
Contracts with one extension, accruing (4)	16,559	$212,143	12,375	$118,569	14,957	$180,181
Contracts with two or more extensions, accruing (4)	6,290	63,178	6,524	33,249	6,134	46,793
	22,849	275,321	18,899	151,818	21,091	226,974

Contracts with one extension, non-accrual (4)	1,005	9,309	580	5,413	1,090	9,503

Contracts with two or more extensions, non-accrual (4)	475	3,426	569	2,399	657	3,385
	1,480	12,735	1,149	7,812	1,747	12,888
	24,329	$288,056	20,048	$159,630	22,838	$239,862

35

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio Excluding Fireside

	June 30,	June 30,	December 31,
	2014	2013	2013
	(Dollars in thousands)
Average servicing portfolio outstanding.	$1,335,275	$939,512	$1,044,686
Annualized net charge-offs as a percentage of average servicing portfolio (2)	5.0%	4.1%	4.7%

Net Charge-Off Experience (1)

Fireside Portfolio

	June 30,	June 30,	December 31,
	2014	2013	2013
	(Dollars in thousands)
Average servicing portfolio outstanding.	$6,730	41,871	$31,293
Annualized net charge-offs as a percentage of average servicing portfolio (2)	(1.2)%	4.9%	5.5%

Net Charge-Off Experience (1)

Total Owned Portfolio Including Fireside

	June 30,	June 30,	December 31,
	2014	2013	2013
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,342,005	$981,383	$1,075,979
Annualized net charge-offs as a percentage of average servicing portfolio (2)	5.0%	4.1%	4.7%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements. June 30, 2014 and June 30, 2013 percentage represents six months ended June 30, 2014 and June 30, 2013 annualized. December 31, 2013 represents 12 months ended December 31, 2013.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2014, for accounts that received extensions from 2008 through 2012 (2013 and 2014 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2014	% Active or Paid Off at June 30, 2014	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,951	30.8%	19,818	55.7%	4,819	13.5%	19

2009	32,004	10,437	32.6%	15,784	49.3%	5,783	18.1%	16

2010	26,167	12,735	48.7%	11,433	43.7%	1,999	7.6%	17

2011	18,786	11,678	62.2%	6,176	32.9%	932	5.0%	16

2012	18,783	13,175	70.1%	4,812	25.6%	796	4.2%	11

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010, 2011 and 2012, 30.8%, 33.3%, 48.7%, 62.2% and 70.1%, respectively, were either paid in full or active and performing at June 30, 2014. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2013

Average number of extensions granted per month	1,911	1,525	1,950

Average number of outstanding accounts	103,682	90,066	93,247

Average monthly extensions as % of average outstandings	1.8%	1.7%	2.1%

Table excludes portfolios originated and owned by third parties.

	June 30, 2014		June 30, 2013		December 31, 2013
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	17,564	$221,453	12,955	$123,982	16,047	$189,684
Contracts with two extensions	4,886	54,011	3,963	22,608	4,397	38,501
Contracts with three extensions	1,244	9,588	2,003	8,189	1,486	7,790
Contracts with four extensions	425	2,109	869	3,697	634	2,519
Contracts with five extensions	161	670	224	983	224	1,059
Contracts with six extensions	49	225	34	171	50	309
	24,329	$288,056	20,048	$159,630	22,838	$239,862

Managed portfolio (excluding originated and owned by 3rd parties)	107,303	$1,372,300	91,977	$1,061,582	99,099	$1,228,579

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

Net cash provided by operating activities for the six-month period ended June 30, 2014 was $67.3 million compared to net cash provided by operating activities for the six-month period ended June 30, 2013 of $40.4 million. Cash provided by operating activities is significantly affected by our net income, or loss, before provisions for credit losses. The increase is due primarily to the increase in net income before provision for credit losses of $22.1 million.

Net cash used in investing activities for the six-month period ended June 30, 2014 was $200.3 million compared to net cash used by investing activities of $204.1 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and reductions in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $401.3 million and $383.9 million during the first six months of 2014 and 2013, respectively.

Net cash provided by financing activities for the six months ended June 30, 2014 was $125.3 million compared to net cash provided by financing activities of $169.3 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2014, we issued $382.5 million in new securitization trust debt compared to $390.0 million in the same period of 2013. In addition, we repaid $233.8 million in securitization trust debt and $8.6 million in debt associated with the Fireside portfolio in the six months ended June 30, 2014 compared to repayments of securitization trust debt of $188.2 million and repayment of $32.5 million in debt associated with the Fireside portfolio in the prior year period. In the six months ended June 30, 2014, we received net proceeds on warehouse lines of credit of $31.8 million, compared to net repayments of $4.6 million in the prior year’s period. During the first six months of 2014, we repaid in full $39.2 million of senior secured related party debt compared to $12.1 million in repayments of senior secured related party debt in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2014, we had unrestricted cash of $14.4 million, $76.8 million available under one warehouse credit facility and $81.9 million available under another warehouse credit facility (such figures assume the availability of sufficient eligible collateral). During the six-month period ended June 30, 2014, we completed two securitizations aggregating $382.5 million of notes sold. We intend to complete more securitizations during 2014, although there can be no assurance that we will be able to so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and the delinquency or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies or net losses on the automobile contracts exceed such levels, the terms of the securitization may require increased credit enhancement to be accumulated for the particular pool. There can be no assurance that collections from the related trusts will continue to generate sufficient cash. Moreover, certain of our retained interests in securitization transactions and their related spread accounts are pledged as collateral to our residual interest financing and cash releases from these transactions will be used to repay the financings.

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of June 30, 2014, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2014, we had approximately $1,405.1 million of debt outstanding. Such debt consisted primarily of $1,326.3 million of securitization trust debt, and also included $5.4 million in debt for the acquisition of the Fireside portfolio, $41.3 million of warehouse lines of credit, $14.1 million of residual interest financing and $18.0 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $24.1 million for the six months ended June 30, 2014 and $37.2 million and $9.2 million for the years ended December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. As of June 30, 2014 the weighted average age of our portfolio of finance receivables was 14 months.

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. Through 2008, we generally purchased external credit enhancement for most of our term securitizations in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. However, in our 14 most recent securitizations since 2010, we have not purchased financial guaranty insurance policies and do not expect to do so in the near future.

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

We have recorded a liability as of June 30, 2014, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of June 30, 2014, and in excess of the liability we have recorded, is from $0 to $1.2 million.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, from the fourth quarter of 2011 through June 2014, we reported 11 consecutive quarters of increasing profitability. Furthermore, we demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information provided under the caption “Legal Proceedings,” Note 9 to the Unaudited Condensed Consolidated Financial Statements, included in Part I of this report, is incorporated herein by reference. The lawsuit described there as having been filed by the FTC was filed in the United States District Court for the Central District of California. The parties are the Company and the United States of America (acting upon notification and authorization to the Attorney General by the Federal Trade Commission). The activities that form the factual basis for the lawsuit were alleged failures to comply with debt collection practices laws and with the FTC’s furnisher rule relating to consumer credit reporting.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. Among others, both the FTC and the Consumer Financial Protection Bureau (“CFPB”) have the authority to investigate consumer complaints against us, to conduct inquiries at their own instance, and to recommend enforcement actions and seek monetary penalties. Following an FTC inquiry into our practices, we have agreed to the entry of a judgment against us that requires certain payments and changes in our procedures. (Regarding that judgment, see Note 9 to the condensed consolidated financial statements included in this report.) If we fail to comply with applicable laws and regulations, or with regulators’ interpretations of such laws and regulations, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of our licenses to conduct business, which would materially adversely affect our results of operations, financial condition and stock price. In addition, new federal and state laws or regulations or changes in the ways that existing rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance. Furthermore, judges or regulatory bodies could interpret current rules or laws differently than the way we do, leading to such adverse consequences as described above. The resolution of such matters may require considerable time and expense, and if not resolved in our favor, may result in fines or damages, and possibly an adverse effect on our financial condition.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2014, we had approximately $1,405.1 million of debt outstanding. Such debt consisted primarily of $1,326.3 million of securitization trust debt, and also included $5.4 million in debt for the acquisition of the Fireside portfolio, $41.3 million of warehouse lines of credit, $14.1 million of residual interest financing and $18.0 million in subordinated renewable notes (which are outstanding with maturities that range from three months to 10 years). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	changes in general economic conditions;
•	our ability or inability to obtain necessary financing, and the terms of any such financing
•	changes in interest rates, especially as applicable to securitization trust debt;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of future provisioning for receivables losses;
•	the levels of actual losses on receivables; and
•	regulatory requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, we repurchased no shares from existing shareholders, as reflected in the table below. We are deemed to have re-purchased 73,788 shares of our common stock, in a net exercise of outstanding warrants. In this transaction, the holders of a series of warrants purchased 395,000 shares of our common stock, and paid the aggregate $583,000 exercise price by surrender to us of 73,788 of such 395,000 shares. The result of the transaction was the net issuance of 321,212 shares to the holders of such warrants.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2014	–	$–	–	$986,193
May 2014	–	$–	–	$986,193
June 2014	–	–	–	$986,193
Total	–	$–	–

____________________

(1)	Each monthly period is the calendar month.
(2)	Through June 30, 2014, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.55	Indenture dated June 1, 2014 re Notes issued by CPS Auto Receivables Trust 2014-B. Incorporated by reference to the exhibit filed with the registrant’s Form 8-K on June 24, 2014.
4.56	Sale and Servicing Agreement dated as of June 1, 2014. Incorporated by reference to the exhibit filed with the registrant’s Form 8-K on June 24, 2014.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: July 28, 2014

By: /s/ CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

Date: July 28, 2014

By: /s/ JEFFREY P. FRITZ

Jeffrey P. Fritz

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

