Form 10-Q
period 2014-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2014-10-28
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 21, 2014 the registrant had 25,371,198 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2014

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$13,136	$22,112
Restricted cash and equivalents	174,634	132,284

Finance receivables	1,462,430	1,155,063
Less: Allowance for finance credit losses	(54,621)	(39,626)
Finance receivables, net	1,407,809	1,115,437

Finance receivables measured at fair value	3,202	14,476
Residual interest in securitizations	135	854
Furniture and equipment, net	1,066	766
Deferred financing costs	11,954	11,071
Deferred tax assets, net	46,587	59,215
Accrued interest receivable	21,600	18,670
Other assets	24,793	21,481
	$1,704,916	$1,396,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$22,873	$24,839
Warehouse lines of credit	59,442	9,452
Residual interest financing	12,767	19,096
Debt secured by receivables measured at fair value	3,170	13,117
Securitization trust debt	1,469,670	1,177,559
Senior secured debt, related party	–	38,559
Subordinated renewable notes	15,493	19,142
	1,583,415	1,301,764
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 25,339,698 and 24,015,585 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	78,815	73,422
Retained earnings	43,781	22,275
Accumulated other comprehensive loss	(1,095)	(1,095)
	121,501	94,602
	$1,704,916	$1,396,366

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Interest income	$73,865	$60,462	$207,082	$167,426
Servicing fees	278	700	1,158	2,484
Other income	2,907	2,904	8,550	8,284
Gain on cancellation of debt	–	–	–	10,947
	77,050	64,066	216,790	189,141

Expenses:
Employee costs	12,733	11,199	35,397	31,675
General and administrative	5,804	4,074	14,482	12,346
Interest	12,239	13,853	37,562	44,800
Provision for credit losses	27,287	20,220	76,795	52,739
Provision for contingent liabilities	–	–	–	9,650
Marketing	4,167	3,378	11,826	10,032
Occupancy	898	695	2,493	1,921
Depreciation and amortization	118	88	339	345
	63,246	53,507	178,894	163,508
Income before income tax expense	13,804	10,559	37,896	25,633
Income tax expense	6,028	4,686	16,390	11,150
Net income	$7,776	$5,873	$21,506	$14,483

Earnings per share:
Basic	$0.31	$0.27	$0.86	$0.69
Diluted	0.24	0.19	0.67	0.46

Number of shares used in computing earnings per share:
Basic	25,290	21,795	24,895	20,959
Diluted	32,040	31,217	32,021	31,550

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$7,776	$5,873	$21,506	$14,483

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$7,776	$5,873	$21,506	$14,483

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$21,506	$14,483
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(12,793)	(15,543)
Accretion of purchase discount on receivables measured at fair value	(353)	(1,247)
Amortization of discount on securitization trust debt	106	53
Amortization of discount on senior secured debt, related party	623	1,681
Accretion of premium on debt secured by receivables measured at fair value	631	2,079
Mark to fair value on debt secured by receivables measured at fair value	339	(933)
Mark to fair value of receivables measured at fair value	(43)	595
Depreciation and amortization	339	345
Amortization of deferred financing costs	5,054	2,874
Provision for credit losses	76,795	52,739
Provision for contingent liabilities	–	9,650
Stock-based compensation expense	2,578	2,939
Interest income on residual assets	(320)	–
Gain on cancellation of debt	–	(10,947)
Changes in assets and liabilities:
Accrued interest receivable	(2,930)	(4,735)
Deferred tax assets, net	12,628	9,474
Other assets	(1,220)	680
Accounts payable and accrued expenses	(1,966)	6,965
Net cash provided by operating activities	100,974	71,152

Cash flows from investing activities:
Purchases of finance receivables held for investment	(680,569)	(592,327)
Payments received on finance receivables held for investment	324,195	253,062
Payments received on receivables portfolio at fair value	11,670	39,103
Proceeds received on residual interest in securitizations	1,039	3,398
Change in repossessions held in inventory	(2,092)	(3,020)
Decreases (increases) in restricted cash and cash equivalents, net	(42,350)	(25,005)
Purchase of furniture and equipment	(639)	(226)
Net cash used in investing activities	(388,746)	(325,015)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	655,500	595,000
Proceeds from issuance of subordinated renewable notes	406	1,380
Payments on subordinated renewable notes	(4,055)	(4,021)
Net proceeds from warehouse lines of credit	49,990	5,228
Proceeds from (repayments of) residual interest financing debt	(6,329)	6,227
Repayment of securitization trust debt	(363,495)	(282,044)
Repayment of debt secured by receivables measured at fair value	(10,917)	(41,365)
Repayment of senior secured debt, related party	(39,182)	(12,852)
Payment of financing costs	(5,937)	(4,898)
Repurchase of common stock	–	–
Exercise of options and warrants	2,815	2,370
Net cash provided by financing activities	278,796	265,025
Increase (decrease) in cash and cash equivalents	(8,976)	11,162
Cash and cash equivalents at beginning of period	22,112	12,966
Cash and cash equivalents at end of period	$13,136	$24,128

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,864	$41,936
Income taxes	$6,259	$2,058
Non-cash financing activities:
Derivative warrants reclassified from accounts payable to common stock	$–	$583

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

We were formed in California on March 8, 1991. We specialize in purchasing and servicing retail automobile installment sale contracts (“automobile contracts” or “finance receivables”) originated by licensed motor vehicle dealers located throughout the United States (“dealers”) in the sale of new and used automobiles, light trucks and passenger vans. Through our purchases, we provide indirect financing to dealer customers for borrowers with limited credit histories or past credit problems (“sub-prime customers”). We serve as an alternative source of financing for dealers, allowing sales to customers who otherwise might not be able to obtain financing. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in four merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of loans secured by vehicles. In this report, we refer to all of such contracts and loans as "automobile contracts."

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine-month period ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Direct mail revenues	$1,921	$1,691	$5,944	$5,418
Convenience fee revenue	840	720	2,450	2,235
Recoveries on previously charged-off contracts	39	49	121	153
Sales tax refunds	129	–	360	84
Other	(22)	444	(325)	394
Other income for the period	$2,907	$2,904	$8,550	$8,284

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the nine months ended September 30, 2014 and 2013, we recorded stock-based compensation costs in the amount of $2.6 million and $2.9 million, respectively. As of September 30, 2014, unrecognized stock-based compensation costs to be recognized over future periods equaled $15.2 million. This amount will be recognized as expense over a weighted-average period of 3.2 years.

The following represents stock option activity for the nine months ended September 30, 2014:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	10,128	$3.30	N/A
Granted	2,030	6.59	N/A
Exercised	(1,168)	2.06	N/A
Forfeited	(103)	4.58	N/A
Options outstanding at the end of period	10,887	$4.04	6.24 years

Options exercisable at the end of period	5,719	$2.53	5.09 years

At September 30, 2014, the aggregate intrinsic value of options outstanding and exercisable was $29.1 million and $23.0 million, respectively. There were 1,168,000 options exercised for the nine months ended September 30, 2014 compared to 1,116,000 for the comparable period in 2013. There were 2.1 million shares available for future stock option grants under existing plans as of September 30, 2014. The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2014 was $2.73.

Purchases of Company Stock

During the nine-month period ended September 30, 2014 and 2013, we re-purchased 73,788 and 323,674 shares, respectively, of our common stock, at average prices of $7.91 and $7.68, respectively. All purchases were related to net exercises of outstanding options and warrants. In transactions during the nine-month period ended September 30, 2014, the holder of options and warrants to purchase 395,000 shares of our common stock paid the aggregate $583,000 exercise price by surrender to us of 73,788 of such 395,000 shares. There were no open market purchases of our common stock.

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

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2014, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

Gain on Cancellation of Debt

In April 2013, we repurchased the outstanding Class D notes issued by our first 2008 securitization trust, for a cash payment of $6.1 million and a new 5% note for $5.3 million due in June 2014. The Class D notes were held by the same related party that held our senior secured debt. On the date we repurchased the Class D notes, the Class D note holder owned 10.5% of our outstanding common stock. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration given for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million for the nine-month period ended September 30, 2013.

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

In June 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believed represented our best estimate of probable incurred losses related to various matters. The amount was allocated in part to a long running case (“Pardee”) in which we were sued for indemnity, and also to more recent matters. In September 2014 we reached a settlement, of the Pardee case, pursuant to which we paid $5.99 million and all claims against us were fully and finally discharged.

The more recent matters included two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) had informally proposed that we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund. In May 2014, the FTC announced its agreement to settle the matter by filing a lawsuit against us, and requesting, with our consent, that the court enter an agreed judgment against us. The lawsuit arose out of the FTC’s inquiry into our business practices. Under the agreed settlement, we made approximately $1.9 million of restitutionary payments and $1.6 million of account adjustments to our customers in September 2014, and paid a $2 million penalty to the federal government in June 2014, and implemented procedural changes, all pursuant to a consent decree which was entered by the court in June 2014.

We have recorded a liability as of September 30, 2014, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2014	2013
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,481,410	$1,182,950
Less: Unearned acquisition fees and originations costs	(18,980)	(27,887)
Finance Receivables	$1,462,430	$1,155,063

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Deliquency Status
Current	$1,412,427	$1,125,926
31 - 60 days	38,800	21,421
61 - 90 days	17,398	24,663
91 + days	12,785	10,940
	$1,481,410	$1,182,950

Finance receivables totaling $12.8 million and $10.9 million at September 30, 2014 and December 31, 2013, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Balance at beginning of period	$53,326	$32,101	$39,626	$19,594
Provision for credit losses on finance receivables	27,287	20,220	76,795	52,739
Charge-offs	(29,988)	(20,952)	(80,514)	(47,229)
Recoveries	3,996	3,095	18,714	9,360
Balance at end of period	$54,621	$34,464	$54,621	$34,464

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

	September 30,	December 31,
	2014	2013
	(In thousands)
Gross balance of repossessions in inventory	$31,276	$24,743
Allowance for losses on repossessed inventory	(19,220)	(14,779)
Net repossessed inventory included in other assets	$12,056	$9,964

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	September 30,	December 31,
	2014	2013
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$3,202	$14,786
Less: Fair value adjustment	–	(310)
Finance receivables measured at fair value	$3,202	$14,476

The following table summarizes the delinquency status of finance receivables measured at fair value as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Delinquency Status
Current	$2,783	$13,421
31 - 60 days	295	878
61 - 90 days	84	253
91 + days	40	234
	$3,202	$14,786

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2014 (2)	Principal	2014	2013	2014
	(Dollars in thousands)
Page Five Funding	January 2018	$5,781	$46,058	$3,862	$9,358	9.28%
CPS 2011-A	April 2018	15,687	104,546	11,665	24,526	2.86%
CPS 2011-B	September 2018	27,632	111,046	27,235	44,433	4.53%
CPS 2011-C	March 2019	35,992	119,400	35,773	56,271	4.92%
CPS 2012-A	June 2019	42,577	155,000	41,703	65,051	3.44%
CPS 2012-B	September 2019	58,409	141,500	57,490	86,254	3.14%
CPS 2012-C	December 2019	64,289	147,000	63,376	93,006	2.48%
CPS 2012-D	March 2020	77,951	160,000	77,234	108,815	2.14%
CPS 2013-A	June 2020	110,393	185,000	109,937	142,842	2.00%
CPS 2013-B	September 2020	133,324	205,000	131,358	172,499	2.45%
CPS 2013-C	December 2020	150,069	205,000	147,671	191,504	2.64%
CPS 2013-D	March 2021	148,167	183,000	144,868	183,000	2.36%
CPS 2014-A	June 2021	159,479	180,000	155,381	–	1.98%
CPS 2014-B	September 2021	192,600	202,500	189,117	–	1.82%
CPS 2014-C (3)	December 2021	182,936	273,000	273,000	–	2.05%
		$1,405,286	$2,418,050	$1,469,670	$1,177,559

____________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $152.6 million in 2014, $559.0 million in 2015, $386.0 million in 2016, $225.3 million in 2017, $108.1 million in 2018 and $38.7 million in 2019.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

(3)	An additional $87.8 million of receivables were pledged to CPS 2014-C in October 2014.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of September 30, 2014, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2014, restricted cash under the various agreements totaled approximately $174.6 million, of which $87.8 million represented pre-funding proceeds. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Debt

The terms and amounts of our other debt outstanding at September 30, 2014 and December 31, 2013 are summarized below:

			Amount Outstanding at
			September 30,	December 31,
			2014	2013
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.73% over one month Libor (Minimum 6.73%)	March 2017	$27,545	$9,452

	5.50% over one month Libor (Minimum 6.25%)	August 2017	31,897	–

Residual interest financing	11.75% over one month Libor	April 2018	12,767	19,096

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% loan was made in September 2013, with residual payments extending through 2016	3,170	13,117

Senior secured debt, related party	13.00%	n/a	–	37,128

	5.00%	n/a	–	1,431

Subordinated renewable notes	Weighted average rate of 10.8% and 12.5% at September 30, 2014 and December 31, 2013, respectively	Weighted average maturity of May 2016 and July 2015 at September 30, 2014 and December 31, 2013, respectively	15,493	19,142
			$90,872	$99,366

In January and March 2014 we prepaid, without penalty, $10 million and $28.4 million, respectively, of senior secured debt, related party. The debt was scheduled to mature in June 2014.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Interest on finance receivables	$73,781	$60,462	$206,761	$167,416
Residual interest income	84	–	320	–
Other interest income	–	–	1	10
Interest income	$73,865	$60,462	$207,082	$167,426

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Securitization trust debt	$9,582	$8,357	$28,279	$25,725
Warehouse lines of credit	1,531	1,447	3,646	4,026
Senior secured debt, related party	–	1,599	1,651	6,474
Debt secured by receivables at fair value	150	623	683	3,435
Residual interest financing	462	1,079	1,545	2,666
Subordinated renewable notes	514	748	1,758	2,474
Interest expense	$12,239	$13,853	$37,562	$44,800

(7) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2014 and 2013 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	25,290	21,795	24,895	20,959

Incremental common shares attributable to exercise of outstanding options and warrants	6,750	9,422	7,126	10,591

Weighted average number of common shares used to compute diluted earnings per share	32,040	31,217	32,021	31,550

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2014 would have included an additional 4.0 and 3.1 million shares, respectively attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2013, the anti-dilutive shares were 3.1 million and 1.9 million, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2010.

As of September 30, 2014 and December 31, 2013, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $46.6 million as of September 30, 2014 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $46.6 million consists of approximately $35.2 million of net U.S. federal deferred tax assets and $11.4 million of net state deferred tax assets. We estimate that we would need to generate approximately $108 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

Income tax expense was $6.0 million and $16.4 million for the three months and nine months ended September 30, 2014 and represents an effective income tax rate of 44% and 43%, respectively, compared to income tax expense of $4.7 million and $11.2 million for the three months and nine months ended September 30, 2013, representing effective income tax rates of 44% and 43%, respectively.

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

In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against us in a separate action, which was removed from state court to federal district court in Rhode Island. We filed counterclaims in the Rhode Island federal court against Mr. Pardee, and have filed a separate action, in the same court, against the Rhode Island law firm that represented Mr. Pardee. The litigation between Mr. Pardee and us was stayed for several years through September 2011, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action was dismissed.  Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, while the estate has abandoned its adversary action against Mr. Pardee. With the dismissal of the adversary action, all known claims asserted against Mr. Pardee were resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action resulted in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island was subsequently lifted, and the matter was set for trial, to commence September 12, 2014. The issues remaining for trial were the extent of our obligation to indemnify Mr. Pardee. Shortly before trial was to commence we reached a settlement, pursuant to which we paid $5.99 million to Mr. Pardee, and all of his claims against us were fully and finally discharged.

The separate lawsuit between us and Mr. Pardee's Rhode Island law firm has not been resolved. There can be no assurance that we will recover anything against that firm, and it is possible that the counterclaim of that firm against us could result in our incurring liability, in an amount not expected to be material.

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such purported class actions, one of which has been settled by agreement with the plaintiffs (such settlement remains subject to approval by the court). For the most part, we have legal and factual defenses to such claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of September 30, 2014 with respect to such matters, in the aggregate.

FTC Action. In July 2013, the staff of the U.S. Federal Trade Commission (“FTC”) advised us that they were prepared to recommend that the FTC initiate a lawsuit against us relating to allegedly unfair trade practices, and simultaneously advised that settlement of such issues by consent decree might be achieved. On May 29, 2014, the FTC announced its agreement to settle the matter by filing a lawsuit against us, and requesting, with our consent, that the court enter an agreed judgment against us. The lawsuit arose out of the FTC’s inquiry into our business practices. Under the agreed settlement, we made approximately $1.9 million of restitutionary payments and $1.6 million of account adjustments to our customers in September 2014, paid a $2 million penalty to the federal government in June 2014, and implemented procedural changes, all pursuant to a consent decree that was entered by the court in June 2014.

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of September 30, 2014, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of September 30, 2014, and in excess of the liability we have recorded, is from $0 to $1.3 million.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	220	210	660	630
Expected return on assets	(432)	(335)	(1,296)	(1,005)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	–	117	–	351
Net periodic cost (benefit)	$(212)	$(8)	$(636)	$(24)

We contributed $237,000 to the Plan during the nine-month period ended September 30, 2014 and we do not anticipate making any further contributions for the remainder of 2014.

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

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes. In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. We also sold the securities retained from the September 2008 transaction. No gain or loss was recorded as a result of the re-securitization transaction described above. We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy. The residual interest in such securitization is $135,000 as of September 30, 2014 and $854,000 as of December 31, 2013 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses. We used a discount rate of 20% per annum and a cumulative net loss rate of 15% at September 30, 2014 and December 31, 2013. The assumptions we used are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$5,686	$30,319	$14,476	$59,668
Payments on finance receivables at fair value	(3,057)	(8,848)	(10,930)	(36,828)
Charge-offs on finance receivables at fair value	(184)	(535)	(740)	(2,275)
Discount accretion	722	263	353	1,247
Mark to fair value	35	18	43	(595)
Balance at end of period	$3,202	$21,217	$3,202	$21,217

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$5,392	$21,907	$13,117	$57,107
Principal payments on debt at fair value	(2,363)	(5,107)	(10,917)	(41,365)
Premium accretion	141	379	631	2,079
Mark to fair value	–	(291)	339	(933)
Balance at end of period	3,170	16,888	3,170	16,888
Reduction for payments collected and payable	(592)	(570)	(592)	(570)
Adjusted balance at end of period	$2,578	$16,318	$2,578	$16,318

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	September 30, 2014		December 31, 2013
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$3,202	$3,202	$14,786	$14,476

Debt secured by Fireside receivables portfolio	–	3,170	–	13,117

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2014, the finance receivables related to the repossessed vehicles in inventory totaled $31.3 million. We have applied a valuation adjustment, or loss allowance, of $19.2 million, which is based on a recovery rate of approximately 39%, resulting in an estimated fair value and carrying amount of $12.1 million. The fair value and carrying amount of the repossessed inventory at December 31, 2013 was $10.0 million after applying a valuation adjustment of $14.8 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months and nine months ended September 30, 2014 and 2013. We have no level 3 assets that are measured at fair value on a non-recurring basis. The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$260	$2,246	$854	$4,824
Cash paid (received) during period	(209)	(820)	(1,039)	(3,398)
Included in earnings	84	–	320	–
Balance at end of period	$135	$1,426	$135	$1,426

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	September 30,	December 31,	Valuation	Unobservable	September 30,	December 31,
	2014	2013	Techniques	Inputs	2014	2013
	(In thousands)
Assets:

Finance receivables measured at fair value	$3,202	$14,476	Discounted cash flows	Discount rate	15.4%	15.4%
				Cumulative net losses	5.0%	5.0%
				Monthly average prepayments	0.5%	0.5%

Residual interest in securitizations	135	854	Discounted cash flows	Discount rate	20.0%	20.0%
				Cumulative net losses	15.0%	15.0%
				Monthly average prepayments	0.5%	0.5%

Liabilities:

Debt secured by receivables measured at fair value	3,170	13,117	Discounted cash flows	Discount rate	12.2%	12.2%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at September 30, 2014 and December 31, 2013, were as follows:

	As of September 30, 2014
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,136	$13,136	$–	$–	$13,136
Restricted cash and equivalents	174,634	174,634	–	–	174,634
Finance receivables, net	1,407,809	–	–	1,394,872	1,394,872
Finance receivables measured at fair value	3,202	–	–	3,202	3,202
Residual interest in securitizations	135	–	–	135	135
Accrued interest receivable	21,600	–	–	21,600	21,600
Liabilities:
Warehouse lines of credit	$59,442	$–	$–	$59,442	$59,442
Accrued interest payable	2,486	–	–	2,486	2,486
Residual interest financing	12,767	–	–	12,767	12,767
Debt secured by receivables measured at fair value	3,170	–	–	3,170	3,170
Securitization trust debt	1,496,545	–	–	1,496,545	1,496,545
Subordinated renewable notes	15,493	–	–	15,493	15,493

	As of December 31, 2013
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$22,112	$22,112	$–	$–	$22,112
Restricted cash and equivalents	132,284	132,284	–	–	132,284
Finance receivables, net	1,115,437	–	–	1,100,153	1,100,153
Finance receivables measured at fair value	14,476	–	–	14,476	14,476
Residual interest in securitizations	854	–	–	854	854
Accrued interest receivable	18,670	–	–	18,670	18,670
Liabilities:
Warehouse lines of credit	$9,452	$–	$–	$9,452	$9,452
Accrued interest payable	2,908	–	–	2,908	2,908
Residual interest financing	19,096	–	–	19,096	19,096
Debt secured by receivables measured at fair value	13,117	–	–	13,117	13,117
Securitization trust debt	1,177,559	–	–	1,189,086	1,189,086
Senior secured debt, related party	38,559	–	–	38,559	38,559
Subordinated renewable notes	19,142	–	–	19,142	19,142

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2014 and December 31, 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company focused on consumers who have limited credit histories or past credit problems, whom we refer to as sub-prime customers. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to sub-prime customers of dealers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in four merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of loans secured by vehicles. In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through September 30, 2014, we have purchased a total of approximately $11.1 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
Nine months ended September 30, 2014	680,569	1,518,664

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

Since 1994 we have conducted 64 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of September 30, 2014, 16 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees.

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of September 30, 2014 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at September 30, 2014 included $87.8 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In October 2014, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 64 term securitizations of approximately $9.1 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations. Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
Nine months ended September 30, 2014	3	655,500

Our 2012 securitizations included $58.2 million in contracts that were repurchased in 2012 from securitizations closed in 2006 and 2007. Our 2013 securitizations included $7.4 million in contracts that were repurchased from a securitization closed in 2008. Since 2011 all of our securitizations have been structured as secured financings and none have utilized financial guarantees.

Our current short-term funding capacity is $200 million, comprising two credit facilities. The first $100 million credit facility was established in December 2010. This facility was renewed in March 2013, extending the revolving period to March 2015, and adding an amortization period through March 2017. Our second $100 million credit facility was established in May 2012. This facility was renewed in August 2014, extending the revolving period to August 2016, and adding an amortization period through August 2017.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of September 30, 2014 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2014 with the three months ended September 30, 2013

Revenues.  During the three months ended September 30, 2014, our revenues were $77.1 million, an increase of $13.0 million, or 20.3%, from the prior year revenue of $64.1 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended September 30, 2014 increased $13.4 million, or 22.2%, to $73.9 million from $60.5 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,154.2 million at September 30, 2013 to $1,515.9 million at September 30, 2014. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended September 30, 2014 and 2013:

	Average Balances for the Three Months Ended
	September 30, 2014	September 30, 2013
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,462.3	$1,098.4
Fireside	3.9	25.6
Total	$1,466.2	$1,124.0

Servicing fees totaling $278,000 for the three months ended September 30, 2014 decreased $422,000, or 60.3%, from $700,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of September 30, 2014 and 2013, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2014		September 30, 2013

	Amount (1)	%(2)	Amount (1)	%(2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,512.7	99.6%	$1,132.5	97.1%
Fireside	3.2	0.2%	21.7	1.9%
Owned by Non-Consolidated Subsidiaries	0.7	0.0%	6.1	0.5%
Third-Party Servicing Portfolios	2.0	0.1%	6.6	0.6%
Total	$1,518.6	100.0%	$1,166.9	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At September 30, 2014, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,518.6 million (this amount includes $749,000 of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $2.0 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,166.9 million as of September 30, 2013. At September 30, 2014 and 2013, the managed portfolio composition was as follows:

	September 30, 2014		September 30, 2013

	Amount (1)	%(2)	Amount (1)	%(2)
Originating Entity	($ in millions)
CPS	$1,514.6	99.7%	$1,141.1	97.8%
Fireside	3.2	0.2%	21.7	1.9%
Third Party Portfolio	0.8	0.1%	4.1	0.4%
Total	$1,518.6	100.0%	$1,166.9	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income of $2.9 million in the three months ended September 30, 2014 was unchanged compared to the prior year. The three-month period ended September 30, 2014 includes an increase of $230,000 in fees associated with direct mail and other related products and services that we offer to our dealers, an increase of $120,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments and an increase of $129,000 in sales tax refunds. These increases were offset by decreases of $274,000 in the fair value of the receivables and debt associated with the Fireside portfolio.

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

Total operating expenses were $63.2 million for the three months ended September 30, 2014, compared to $53.5 million for the prior year, an increase of $9.7 million, or 18.2%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $1.5 million or 13.7%, to $12.7 million during the three months ended September 30, 2014, representing 20.1% of total operating expenses, from $11.2 million for the prior year, or 20.9% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013

	Amount	Amount
	($ in millions)
Contracts purchased (dollars).	$279.3	$206.8
Contracts purchased (units)	16,925	13,233
Managed portfolio outstanding (dollars)	$1,518.6	$1,166.9
Managed portfolio outstanding (units)	115,870	96,989

Number of Originations staff	186	160
Number of Marketing staff	137	121
Number of Servicing staff	409	295
Number of other staff	72	65
Total number of employees	804	641

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $5.8 million, an increase of $1.7 million, or 42.5%, compared to the previous year and represented 9.2% of total operating expenses.

Interest expense for the three months ended September 30, 2014 decreased by $1.6 million to $12.2 million, or 11.7%, compared to $13.9 million in the previous year.

Interest expense on the Fireside portfolio credit facility decreased by $472,000 compared to the prior year period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt increased by $1.2 million, or 14.6%, for the three months ended September 30, 2014 compared to the prior year. The average balance of securitization trust debt increased 34.5% to $1,330.2 million at September 30, 2014 compared to $989.3 million at September 30, 2013. However, the blended interest rates on term securitizations completed since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012. As a result, the cost of securitization debt during the three month period ended September 30, 2014 was 2.9%, compared to 3.4% in the prior year period.

Interest expense on senior secured debt was zero in the three months ended September 30, 2014 compared to $1.6 million in the prior year period. This was due to the repayment in full of senior secured debt on March 31, 2014. Interest expense on subordinated renewable notes decreased by $234,000. The decrease is due to a decrease in the average balance from $21.2 million to $16.2 million and a decrease in the average cost from 14.1% to 12.7%. Interest expense on residual interest financing decreased $617,000 in the three months ended September 30, 2014 compared to the prior year. The decrease is due to repayments on the $20.0 million facility established in April 2013 and the September 2013 repayment in full of $13.8 million outstanding under the residual facility established in 2007.

Interest expense on warehouse debt increased by $84,000 for the three months ended September 30, 2014 compared to the prior year. Although we increased our contract purchases to $279.3 million for the three months ended September 30, 2014 compared to $206.8 million in the prior period, recently we have relied less on warehouse credit facilities and more on unrestricted cash balances to fund receivables prior to securitization. In the future we may incur greater warehouse debt interest expense as a result using $39.2 million of unrestricted cash to repay our senior secured debt during the first quarter of 2014.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,430,557	$73,654	20.6%	$1,076,389	$59,296	22.0%
Finance receivables measured at fair value	3,939	211	21.4%	24,588	1,166	19.0%
	$1,434,496	73,865	20.6%	$1,100,977	60,462	22.0%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$74,043	1,531	8.3%	$55,466	1,447	10.4%
Residual interest financing	13,051	462	14.2%	29,182	1,079	14.8%
Debt secured by receivables measured at fair value	3,844	151	15.6%	19,186	623	13.0%
Securitization trust debt	1,330,203	9,581	2.9%	989,285	8,357	3.4%
Senior secured debt, related party	–	–	0.0%	32,431	1,599	19.7%
Subordinated renewable notes	16,230	514	12.7%	21,170	748	14.1%
	$1,437,371	12,239	3.4%	$1,146,720	13,853	4.8%

Net interest income/spread		$61,626			$46,609
Net interest yield (4)			17.2%			16.9%
Ratio of average interest earning assets to average interest bearing liabilities	100%			96%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Interest expense includes deferred financing costs and non-utilization fees.
(4)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2014
	Compared to September 30, 2013
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$14,358	$19,510	$(5,152)
Finance receivables measured at fair value	(955)	(979)	24
	13,403	18,531	(5,128)
Interest Bearing Liabilities
Warehouse lines of credit	84	484	(400)
Residual interest financing	(617)	(596)	(21)
Debt secured by receivables measured at fair value	(472)	(498)	26
Securitization trust debt	1,224	2,880	(1,656)
Senior secured debt, related party	(1,599)	(1,599)	–
Subordinated renewable notes	(234)	(175)	(59)
	(1,613)	497	(2,110)

Net interest income/spread	$15,016	$18,034	$(3,018)

The reduction in the annualized yield on our finance receivables for the three months ended September 30, 2014 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $27.3 million for the three months ended September 30, 2014, an increase of $7.1 million, or 35.0% compared to the prior year and represented 43.1% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $789,000, or 23.4%, to $4.2 million during the three months ended September 30, 2014, compared to $3.4 million in the prior year period, and represented 6.6% of total operating expenses. For the three months ended September 30, 2014, we purchased 16,925 contracts representing $279.3 million in receivables compared to 13,233 contracts representing $206.8 million in receivables in the prior year.

Occupancy expenses increased by $203,000 or 29.2%, to $898,000 compared to $695,000 in the previous year and represented 1.4% of total operating expenses. The increase is primarily due to the establishment in April 2014 of our Nevada branch.

Depreciation and amortization expenses increased by $30,000 or 34.1%, to $118,000 compared to $88,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended September 30, 2014, we recorded income tax expense of $6.0 million, representing a 43.7% effective income tax rate. In the prior year period, we recorded $4.7 million in income tax expense, representing a 44.4% effective income tax rate.

Comparison of Operating Results for the nine months ended September 30, 2014 with the nine months ended September 30, 2013

Revenues.  In the prior year nine-month period ended September 30, 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment and a new note. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million, or 5.8% of our total revenues of $189.1 million for the nine months ended September 30, 2013. The discussion of revenues below excludes the gain on the cancellation of debt for comparative purposes.

During the nine months ended September 30, 2014, our revenues were $216.8 million, an increase of $38.6 million, or 21.7%, from the prior year revenue of $178.2 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2014 increased $39.7 million, or 23.7%, to $207.1 million from $167.4 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,154.2 million at September 30, 2013 to $1,515.9 million at September 30, 2014. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the nine months ended September 30, 2014 and 2013:

	Average Balances for the Nine Months Ended
	September 30, 2014	September 30, 2013
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,351.6	$984.5
Fireside	7.2	36.1
Total	$1,358.8	$1,020.6

Servicing fees totaling $1,158,000 for the nine months ended September 30, 2014 decreased $1.3 million, or 53.4%, from $2.5 million in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of September 30, 2014 and 2013, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2014		September 30, 2013
	Amount (1)	%(2)	Amount (1)	%(2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,512.7	99.6%	$1,132.5	97.1%
Fireside	3.2	0.2%	21.7	1.9%
Owned by Non-Consolidated Subsidiaries	0.7	0.0%	6.1	0.5%
Third-Party Servicing Portfolios	2.0	0.1%	6.6	0.6%
Total	$1,518.6	100.0%	$1,166.9	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At September 30, 2014, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,518.6 million (this amount includes $749,000 of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $2.0 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,166.9 million as of September 30, 2013. At September 30, 2014 and 2013, the managed portfolio composition was as follows:

	September 30, 2014		September 30, 2013

	Amount (1)	%(2)	Amount (1)	%(2)
Originating Entity	($ in millions)
CPS	$1,514.6	99.7%	$1,141.1	97.8%
Fireside	3.2	0.2%	21.7	1.9%
Third Party Portfolio	0.8	0.1%	4.1	0.4%
Total	$1,518.6	100.0%	$1,166.9	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $266,000, or 3.2%, to $8.6 million in the nine months ended September 30, 2014 from $8.3 million during the prior year. The increase is comprised of an increase of $526,000 in fees associated with direct mail and other related products and services that we offer to our dealers, an increase of $276,000 in sales tax refunds and an increase of $215,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. These increases were partially offset by decreases of $634,000 in the fair value of the receivables and debt associated with the Fireside portfolio,

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs, marketing and general and administrative expenses. Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and by the outstanding balance of finance receivables held by consolidated subsidiaries. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

During the prior year nine-month period ended September 30, 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund. The discussion of operating expenses below excludes the $9.7 million in contingent liability expense for comparative purposes.

Total operating expenses were $178.9 million for the nine months ended September 30, 2014, compared to $153.9 million for the prior year, an increase of $25.0 million, or 16.3%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $3.7 million or 11.8%, to $35.4 million during the nine months ended September 30, 2014, representing 19.8% of total operating expenses, from $31.7 million for the prior year, or 20.6% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$680.6	$592.3
Contracts purchased (units)	42,911	38,339
Managed portfolio outstanding (dollars)	$1,518.6	$1,166.9
Managed portfolio outstanding (units)	115,870	96,989

Number of Originations staff	186	160
Number of Marketing staff	137	121
Number of Servicing staff	409	295
Number of other staff	72	65
Total number of employees	804	641

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $14.5 million, an increase of $2.1 million, or 17.3%, compared to the previous year and represented 8.1% of total operating expenses.

Interest expense for the nine months ended September 30, 2014 decreased by $7.2 million to $37.6 million, or 16.2%, compared to $44.8 million in the previous year.

Interest expense on the Fireside portfolio credit facility decreased by $2.8 million compared to the prior year period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt increased by $2.6 million, or 9.9%, for the nine months ended September 30, 2014 compared to the prior year. The average balance of securitization trust debt increased 39.2% to $1,242.1 million at September 30, 2014 compared to $892.3 million at September 30, 2013. However, the blended interest rates on term securitizations completed since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012. As a result, the cost of securitization debt during the nine month period ended September 30, 2014 was 3.0%, compared to 3.8% in the prior year period.

Interest expense on senior secured debt was $1.7 million in the nine months ended September 30, 2014 compared to $6.5 million in the prior year period. The decrease is due to the repayment in full of senior secured debt during the first quarter of 2014. Interest expense on subordinated renewable notes decreased by $716,000. The decrease is due to a decrease in the average balance from $22.6 million to $17.7 million and a decrease in the average cost from 14.6% to 13.2%. Interest expense on residual interest financing decreased $1.1 million in the nine months ended September 30, 2014 compared to the prior year. The decrease is due to repayments on the $20.0 million facility established in April 2013 and the September 2013 repayment in full of the $13.8 million of indebtedness outstanding under the residual facility originally established in 2007.

Interest expense on warehouse debt decreased by $379,000 for the nine months ended September 30, 2014 compared to the prior year. Although we increased our contract purchases to $680.6 million for the nine months ended September 30, 2014 compared to $592.3 million in the prior period, recently we have relied less on warehouse credit facilities and more on unrestricted cash balances to fund receivables prior to securitization. In the future we may incur greater warehouse debt interest expense as a result of using $39.2 million of unrestricted cash to repay our senior secured debt during the first quarter of 2014.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014			2013
	(Dollars in thousands)
	Average		Annualized Average	Average		Annualized Average
	Balance(1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,320,985	$205,708	20.8%	$966,881	$162,100	22.4%
Finance receivables measured at fair value	7,184	1,374	25.5%	36,110	5,326	19.7%
	$1,328,169	207,082	20.8%	$1,002,991	167,426	22.3%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$46,929	3,647	10.4%	$44,246	4,026	12.1%
Residual interest financing	14,772	1,545	13.9%	25,576	2,666	13.9%
Debt secured by receivables measured at fair value	6,754	683	13.5%	31,802	3,435	14.4%
Securitization trust debt	1,242,059	28,278	3.0%	892,307	25,725	3.8%
Senior secured debt, related party	9,471	1,651	23.2%	40,755	6,474	21.2%
Subordinated renewable notes	17,705	1,758	13.2%	22,551	2,474	14.6%
	$1,337,690	37,562	3.7%	$1,057,237	44,800	5.6%

Net interest income/spread		$169,520			$122,626
Net interest yield (4)			17.0%			16.3%
Ratio of average interest earning assets to average interest bearing liabilities	99%			94%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Interest expense includes deferred financing costs and non-utilization fees.
(4)	Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2014
	Compared to September 30, 2013
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$43,608	$54,114	(10,506)
Finance receivables measured at fair value	(3,952)	(4,162)	210
	39,656	49,952	(10,296)
Interest Bearing Liabilities
Warehouse lines of credit	(379)	36	(415)
Residual interest financing	(1,121)	(1,125)	4
Debt secured by receivables measured at fair value	(2,752)	(2,721)	(31)
Securitization trust debt	2,553	7,573	(5,020)
Senior secured debt, related party	(4,823)	(4,921)	98
Subordinated renewable notes	(716)	(593)	(123)
	(7,238)	(1,751)	(5,487)

Net interest income/spread	$46,894	$51,703	$(4,809)

Provision for credit losses was $76.8 million for the nine months ended September 30, 2014, an increase of $24.1 million, or 45.6% compared to the prior year and represented 42.9% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $1.8 million, or 17.9%, to $11.8 million during the nine months ended September 30, 2014, compared to $10.0 million in the prior year period, and represented 6.6% of total operating expenses. For the nine months ended September 30, 2014, we purchased 42,911 contracts representing $680.6 million in receivables compared to 38,339 contracts representing $592.3 million in receivables in the prior year.

Occupancy expenses increased by $572,000 or 29.8%, to $2.5 million compared to $1.9 million in the previous year and represented 1.4% of total operating expenses. The increase is due to the establishment in April 2014 of our Nevada branch.

Depreciation and amortization expenses decreased by $6,000 or 1.7%, to $339,000 compared to $345,000 in the previous year and represented 0.2% of total operating expenses.

For the nine months ended September 30, 2014, we recorded income tax expense of $16.4 million, representing a 43.2% effective income tax rate. In the prior year period, we recorded $11.2 million in income tax expense, representing a 43.5% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Originated Portfolio Excluding Fireside

	September 30, 2014		September 30, 2013		December 31, 2013
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	114,136	$1,514,619	89,461	$1,141,029	94,206	$1,213,793
Period of delinquency (2)
31-60 days	2,890	$38,961	3,065	$27,030	2,652	$21,887
61-90 days	1,408	17,459	1,745	16,437	2,024	24,914
91+ days	1,070	12,812	967	8,428	1,162	11,060
Total delinquencies (2)	5,368	69,232	5,777	51,895	5,838	57,861
Amount in repossession (3)	3,226	31,301	2,249	20,828	2,961	25,010
Total delinquencies and amount in repossession (2)	8,594	$100,533	8,026	$72,723	8,799	$82,871

Delinquencies as a percentage of gross servicing portfolio	4.7%	4.6%	6.5%	4.5%	6.2%	4.8%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	7.5%	6.6%	9.0%	6.4%	9.3%	6.8%

Extension Experience
Contracts with one extension, accruing (4)	16,934	$223,693	11,356	$135,575	13,754	$176,236
Contracts with two or more extensions, accruing (4)	6,465	76,346	5,403	34,143	5,449	43,869
	23,399	300,039	16,759	169,718	19,203	220,105

Contracts with one extension, non-accrual (4)	1,105	11,809	740	6,822	1,030	9,348
Contracts with two or more extensions, non-accrual (4)	481	4,483	554	2,770	622	3,267
	1,586	16,292	1,294	9,592	1,652	12,615

Total contracts with extensions	24,985	$316,331	18,053	$179,310	20,855	$232,720

Delinquency, Repossession and Extension Experience (1)

Fireside Portfolio

	September 30, 2014		September 30, 2013		December 31, 2013
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	1,487	$3,202	6,513	$21,701	4,893	$14,786
Period of delinquency (2)
31-60 days	161	$295	410	$1,218	366	$878
61-90 days	76	84	181	436	125	253
91+ days	30	40	102	252	108	234
Total delinquencies (2)	267	419	693	1,906	599	1,365
Amount in repossession (3)	14	64	48	253	30	120
Total delinquencies and amount in repossession (2)	281	$483	741	$2,159	629	$1,485

Delinquencies as a percentage of gross servicing portfolio	18.0%	13.1%	10.6%	8.8%	12.2%	9.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	18.9%	15.1%	11.4%	9.9%	12.9%	10.0%

Extension Experience
Contracts with one extension, accruing (4)	379	$765	1,651	$6,069	1,203	$3,945
Contracts with two or more extensions, accruing (4)	437	1,290	656	2,991	685	2,924
	816	2,055	2,307	9,060	1,888	6,869

Contracts with one extension, non-accrual (4)	8	16	60	197	60	155
Contracts with two or more extensions, non-accrual (4)	17	49	33	149	35	118
	25	65	93	346	95	273

Total contracts with extensions	841	$2,120	2,400	$9,406	1,983	$7,142

Delinquency, Repossession and Extension Experience (1)

Total Originated and Fireside Portfolio

	September 30, 2014		September 30, 2013		December 31, 2013
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	115,623	$1,517,821	95,974	$1,162,730	99,099	$1,228,579
Period of delinquency (2)
31-60 days	3,051	$39,256	3,475	$28,248	3,018	$22,765
61-90 days	1,484	17,543	1,926	16,873	2,149	25,167
91+ days	1,100	12,852	1,069	8,681	1,270	11,294
Total delinquencies (2)	5,635	69,651	6,470	53,802	6,437	59,226
Amount in repossession (3)	3,240	31,365	2,297	21,081	2,991	25,130
Total delinquencies and amount in repossession (2)	8,875	$101,016	8,767	$74,883	9,428	$84,356

Delinquencies as a percentage of gross servicing portfolio	4.9%	4.6%	6.7%	4.6%	6.5%	4.8%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	7.7%	6.7%	9.1%	6.4%	9.5%	6.9%

Extension Experience
Contracts with one extension, accruing (4)	17,313	$224,458	13,007	$141,644	14,957	$180,181
Contracts with two or more extensions, accruing (4)	6,902	77,636	6,059	37,133	6,134	46,793
	24,215	302,094	19,066	178,777	21,091	226,974

Contracts with one extension, non-accrual (4)	1,113	11,825	800	7,019	1,090	9,503
Contracts with two or more extensions, non-accrual (4)	498	4,532	587	2,919	657	3,385
	1,611	16,357	1,387	9,938	1,747	12,888

Total contracts with extensions	25,826	$318,451	20,453	$188,715	22,838	$239,862

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio Excluding Fireside

	September 30,	September 30,	December 31,
	2014	2013	2013
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,463,261	$1,049,282	$1,044,686
Annualized net charge-offs as a percentage of average servicing portfolio (2)…	5.6%	4.2%	4.7%

Net Charge-Off Experience (1)

Fireside Portfolio

	September 30,	September 30,	December 31,
	2014	2013	2013
	(Dollars in thousands)
Average servicing portfolio outstanding	$3,939	$29,664	$31,293
Annualized net charge-offs as a percentage of average servicing portfolio (2)	0.6%	5.9%	5.5%

Net Charge-Off Experience (1)

Total Owned Portfolio Including Fireside

	September 30,	September 30,	December 31,
	2014	2013	2013
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,467,200	$1,078,946	$1,075,979
Annualized net charge-offs as a percentage of average servicing portfolio (2)	5.6%	4.2%	4.7%

____________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2014 and September 30, 2013 percentage represents nine months ended September 30, 2014 and September 30, 2013 annualized. December 31, 2013 represents 12 months ended December 31, 2013.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2014, for accounts that received extensions from 2008 through 2013 (2014 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2014	% Active or Paid Off at September 30, 2014	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,898	30.6%	19,870	55.8%	4,819	13.5%	19

2009	32,004	10,332	32.3%	15,889	49.6%	5,783	18.1%	16

2010	26,167	12,599	48.1%	11,569	44.2%	1,999	7.6%	18

2011	18,786	11,500	61.2%	6,354	33.8%	932	5.0%	17

2012	18,783	12,749	67.9%	5,238	27.9%	796	4.2%	13

2013	23,398	18,900	80.8%	3,522	15.1%	976	4.2%	10

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010, 2011, 2012 and 2013, 30.6%, 32.3%, 48.1%, 61.2%, 67.9% and 80.8%, respectively, were either paid in full or active and performing at September 30, 2014. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010, 2011, 2012 and 2013 extensions, of the accounts that charged off, the charge off was incurred, on average, 19, 16, 18, 17, 13 and 10 months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2013

Average number of extensions granted per month	2,033	1,701	1,950

Average number of outstanding accounts	106,686	91,567	93,247

Average monthly extensions as % of average outstandings	1.9%	1.9%	2.1%

Table excludes portfolios originated and owned by third parties.

	September 30, 2014		September 30, 2013		December 31, 2013
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts with one extension	18,426	$236,282	13,807	$148,663	16,047	$189,684
Contracts with two extensions	5,539	66,667	4,041	28,979	4,397	38,501
Contracts with three extensions	1,350	12,485	1,636	7,147	1,486	7,790
Contracts with four extensions	370	2,313	716	2,875	634	2,519
Contracts with five extensions	102	494	217	875	224	1,059
Contracts with six extensions	39	210	36	176	50	309
	25,826	$318,451	20,453	$188,715	22,838	$239,862

Managed portfolio (excluding originated and owned by 3rd parties)	115,623	$1,517,821	95,974	$1,162,730	99,099	$1,228,579

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

Net cash provided by operating activities for the nine-month period ended September 30, 2014 was $101.0 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2013 of $71.2 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. The increase is due primarily to the increase in net income of $7.0 million and the increase in provision for credit losses of $24.1 million.

Net cash used in investing activities for the nine-month period ended September 30, 2014 was $388.7 million compared to net cash used by investing activities of $325.0 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and increases in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $680.6 million and $592.3 million during the first nine months of 2014 and 2013, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $278.8 million compared to net cash provided by financing activities of $265.0 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2014, we issued $655.5 million in new securitization trust debt compared to $595.0 million in the same period of 2013. In addition, we repaid $363.5 million in securitization trust debt and $10.9 million in debt associated with the Fireside portfolio in the nine months ended September 30, 2014 compared to repayments of securitization trust debt of $282.0 million and repayment of $41.4 million in debt associated with the Fireside portfolio in the prior year period. In the nine months ended September 30, 2014, we received net proceeds on warehouse lines of credit of $50.0 million, compared to net proceeds of $5.2 million in the prior year’s period. During the first nine months of 2014, we repaid in full $39.2 million of senior secured related party debt compared to $12.9 million in repayments of senior secured related party debt in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2014, we had unrestricted cash of $13.1 million, $72.5 million available under one warehouse credit facility and $68.1 million available under another warehouse credit facility (such figures assume the availability of sufficient eligible collateral). During the nine-month period ended September 30, 2014, we completed three securitizations aggregating $655.5 million of notes sold. We intend to complete one more securitization during 2014, although there can be no assurance that we will be able to so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of September 30, 2014, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2014, we had approximately $1,560.5million of debt outstanding. Such debt consisted primarily of $1,469.7 million of securitization trust debt, and also included $3.2 million in debt for the acquisition of the Fireside portfolio, $59.4 million of warehouse lines of credit, $12.8 million of residual interest financing and $15.5 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $37.9 million for the nine months ended September 30, 2014 and $37.2 million and $9.2 million for the years ended December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. As of September 30, 2014 the weighted average age of our portfolio of finance receivables was 14 months.

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. Through 2008, we generally purchased external credit enhancement for most of our term securitizations in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. However, in our 15 most recent securitizations since 2010, we have not purchased financial guaranty insurance policies and do not expect to do so in the near future.

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

We have recorded a liability as of September 30, 2014, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of September 30, 2014, and in excess of the liability we have recorded, is from zero to $1.3 million.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, from the fourth quarter of 2011 through September 2014, we reported 12 consecutive quarters of increasing profitability. Furthermore, we demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2014, we had approximately $1,560.5 million of debt outstanding. Such debt consisted primarily of $1,469.7 million of securitization trust debt, and also included $3.2 million in debt for the acquisition of the Fireside portfolio, $59.4 million of warehouse lines of credit, $12.8 million of residual interest financing and $15.5 million in subordinated renewable notes (which are outstanding with maturities that range from three months to 10 years). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we repurchased no shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

July 2014	–	$–	–	$986,193
August 2014	–	–	–	$986,193
September 2014	–	–	–	$986,193
Total	–	$–	–

(1)	Each monthly period is the calendar month.
(2)	Through September 30, 2014, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.57	Indenture dated September 1, 2014 re Notes issued by CPS Auto Receivables Trust 2014-C. Incorporated by reference to the exhibit filed with the registrant’s Form 8-K/A on October 28, 2014.
4.58	Sale and Servicing Agreement dated as of September 1, 2014. Incorporated by reference to the exhibit filed with the registrant’s Form 8-K/A on October 28, 2014.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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
Date: October 28, 2014
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2014
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

