Form 10-K
period 2014-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2015-02-25
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 001-14116

CONSUMER PORTFOLIO SERVICES, INC.

(Exact name of registrant as specified in its charter)

California	33-0459135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Howard Hughes Pkwy, Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 753-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The Nasdaq Stock Market LLC (Global Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 20,319,932 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $7.62 per share reported by Nasdaq as of June 30, 2014, was approximately $154,837,882. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on February 19, 2015 was 25,602,440.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2015 annual shareholders meeting is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories, low incomes or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also acquired installment purchase contracts in four merger and acquisition transactions, and purchased or originated immaterial amounts of loans secured by vehicles. In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. We consist of Consumer Portfolio Services, Inc. and subsidiaries (collectively, “we,” “us,” “CPS” or “the Company”). From inception through December 31, 2014, we have purchased a total of approximately $11.3 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. From 2008 through 2010, our managed portfolio decreased each year due to our strategy of limiting contract purchases to conserve our liquidity during the financial crisis and resulting recession, as discussed further below. However, since October 2009, we have gradually increased contract purchases, which, in turn, has resulted in increases in our managed portfolio. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2014 are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920

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

We direct our marketing efforts primarily to dealers, rather than to consumers. We establish relationships with dealers through our employee marketing representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our marketing representatives represent us exclusively. They may be located in our Irvine branch, in our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our marketing representatives present dealers with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2014, we had 130 marketing representatives and in that month we received applications from 8,637 dealers in 48 states. As of December 31, 2014, approximately 68% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers. For the year ended December 31, 2014, approximately 84% of the automobile contracts purchased under our programs consisted of financing for used cars and 16% consisted of financing for new cars, as compared to 91% financing for used cars and 9% for new cars in the year ended December 31, 2013.

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 65 term securitizations of approximately $9.4 billion in contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. From February 2011 through the date of this report, we have maintained two $100 million revolving warehouse credit facilities.

Sub-Prime Auto Finance Industry

Automobile financing is the second largest consumer finance market in the United States. The automobile finance industry can be considered as a continuum where participants choose to provide financing to consumers in various segments of the spectrum of creditworthiness depending on each participant’s business strategy. We operate in a segment of the spectrum that is frequently referred to as sub-prime since we provide financing to less credit-worthy borrowers at higher rates of interest than more credit-worthy borrowers are likely to obtain.

Traditional automobile finance companies, such as banks, their subsidiaries, credit unions and captive finance subsidiaries of automobile manufacturers, generally lend to the most creditworthy, or so-called prime, borrowers, although some traditional lenders are significant participants in the sub-prime segment in which we operate. Historically, independent companies specializing in sub-prime automobile financing and subsidiaries of larger financial services companies have competed in the sub-prime segment which we believe remains highly fragmented, with no single company having a dominant position in the market.

Economic conditions of uncertainty have from time to time negatively affected our industry. Notably, and most recently, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables. Over roughly that same period, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours were reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities. In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry withdrew from the industry, or in some cases, ceased to do business. Finally, broad economic weakness and high levels of unemployment during 2008, 2009 and thereafter caused many of the obligors under our receivables to be less willing or able to pay, resulting in higher delinquencies, charge-offs and losses. Each of these factors adversely affected our results of operations in the period 2008 through 2011. Since October 2009, however, improvements in the capital markets have allowed us to obtain new short-term credit facilities, and to regularly access long-term funding.

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

Originations

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the monthly payment made available to the dealer's customer; (ii) the purchase price offered to the dealer for the automobile contract; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of several third-party application aggregators. For the year ended December 31, 2014, we received approximately 78% of all applications through DealerTrack (the industry leading dealership application aggregator), 4% via our website and 18% via another aggregator. Our automated application decisioning system produced our initial decision within minutes on approximately 99% of those applications.

Upon receipt of information from a dealer, we immediately order two credit reports to document the buyer's credit history. If, upon review by our proprietary automated decisioning system, or in some cases, one of our credit analysts, we determine that the automobile contract meets our underwriting criteria, or would meet such criteria with modification, we request and review further information from the dealer and, ultimately, decide whether to approve the automobile contract for purchase.

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2014, no dealer accounted for more than 0.40% of the total number of automobile contracts we purchased. The following table sets forth the geographical sources of the automobile contracts we purchased (based on the addresses of the customers as stated on our records) during the years ended December 31, 2014 and 2013.

	Contracts Purchased During the Year Ended
	December 31, 2014		December 31, 2013
	Number	Percent (1)	Number	Percent (1)
Texas	5,926	10.0%	4,910	10.0%
California	5,163	8.7%	5,175	10.6%
Ohio	3,379	5.7%	2,337	4.8%
New Jersey	2,996	5.1%	2,479	5.1%
Florida	2,951	5.0%	2,230	4.6%
Pennsylvania	2,855	4.8%	2,962	6.0%
Other States	36,006	60.7%	28,902	59.0%
Total	59,276	100.0%	48,995	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Amount	Percent (1)	Amount	Percent (1)
State based on obligor's residence	($ in millions)
California	$178.8	10.9%	$164.2	13.3%
Texas	166.8	10.1%	123.3	10.0%
Georgia	83.4	5.1%	65.8	5.3%
Pennsylvania	82.5	5.0%	73.3	6.0%
Ohio	81.8	5.0%	55.8	4.5%
All others	1,050.6	63.9%	749.0	60.8%
Total	$1,643.9	100.0%	$1,231.4	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

	2014	2013	2012	2011	2010

Average net acquisition fee amount	$162	$418	$836	$1,155	$1,382
Average net acquisition fee as % of amount financed	1.0%	2.7%	5.5%	7.4%	9.2%
Weighted average annual percentage interest rate	19.6%	20.1%	20.3%	20.1%	20.1%

We believe that levels of acquisition fees are determined partially by competition in the marketplace, which has increased over the periods presented, and also by our pricing strategy. Our pricing strategy is driven by our objectives for new contract purchase quantities and yield.

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

Standard – This program accommodates an applicant who may have significant past non-performing credit, but who has also exhibited some performing credit in their history. The contract interest rate and dealer acquisition fees are comparable to the First Time Buyer and Mercury/Delta programs, but the loan amount and loan-to-value ratio requirements are somewhat less restrictive.

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

Preferred - This program accommodates applicants with past non-performing credit, but who demonstrate a somewhat stronger history of recent performing credit than the Super Alpha program. Contract interest rates and dealer acquisition fees are lower, and the maximum loan amount is somewhat higher than the Super Alpha program.

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 74% of our new contract originations in 2014, 74% in 2013 and 72% in 2012, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2014, 2013, and 2012.

	Contracts Purchased During the Year Ended (1)
	December 31, 2014		December 31, 2013		December 31, 2012
	(dollars in thousands)
	Amount Financed	Percent (1)	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$40,534	4.3%	$25,135	3.3%	$19,715	3.6%
Super Alpha	127,994	13.5%	116,551	15.3%	95,303	17.3%
Alpha Plus	137,337	14.5%	101,907	13.3%	71,172	12.9%
Alpha	395,858	41.9%	320,558	42.0%	213,371	38.7%
Standard	90,412	9.6%	78,320	10.3%	62,405	11.3%
Mercury / Delta	89,075	9.4%	66,656	8.7%	52,077	9.4%
First Time Buyer	63,734	6.7%	54,960	7.2%	37,699	6.8%
	$944,944	100.0%	$764,087	100.0%	$551,742	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

In addition to our purchases of installment contracts from dealers, we purchased from 2006 through 2008 an immaterial number of vehicle purchase money loans, evidenced by promissory notes and security agreements. A non-affiliated lender originated all such loans directly to vehicle purchasers, and sold the loans to us. We began financing vehicle purchases by lending money directly to consumers in January 2008, on terms similar to those that we offered through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. In October 2008 we suspended purchases of loans from other lenders and direct lending to consumers. There can be no assurance as to whether or not we will recommence these programs, the extent to which we may make such loans, or as to their future performance. In 2012, we initiated a program to make direct loans secured by automobiles to consumers who own their vehicles. As of December 31, 2014 our managed portfolio includes $2.7 million of such loans.

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

Credit Scoring.  We use proprietary scoring models to assign each automobile contract several "credit scores" at the time the application is received from the dealer and the customer's credit information is retrieved from the credit reporting agencies. These proprietary scores are used to help determine whether or not we want to approve the application and, if so, the program and pricing we will offer to the dealer. The credit scores are based on a variety of parameters including the customer's credit history, employment and residence stability and income. Once a vehicle is selected by the customer and a proposed deal structure is provided to us by the dealer, our scores will then consider the loan-to-value ratio, payment-to-income ratio, down payment amount, the make and mileage of the vehicle. We have developed the credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts.  All of the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed under the CPS programs in 2014 was $15,941, with an average original term of 63 months and an average down payment amount of 12.4%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $16,171 (which excludes tax, license fees and any additional costs such as a service contract) and the average age of the vehicle at the time the automobile contract was purchased was five years. The average age of our customers is approximately 41, with approximately $55,000 in average annual household income and an average of six years tenure with his or her current employer.

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

If we elect to repossess the vehicle, we assign the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossession service delivers it to a wholesale automobile auction, where it is kept until sold. Financed vehicles that have been repossessed are generally resold through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the automobile contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency. In most cases we will continue to contact our customers to recover all or a portion of this deficiency for up to several years after charge-off. From time to time, we sell certain charged off accounts to unaffiliated purchasers who specialize in collecting such accounts.

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

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio excluding contracts acquired from Fireside Bank (“Fireside Portfolio”), represented in the tables below, was 14 months, 14 months and 18 months as of December 31, 2014, December 31, 2013, and December 31, 2012, respectively. Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Owned Portfolio Excluding Fireside Portfolio

	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	123,033	$1,641,807	94,206	$1,213,793	74,124	$825,186
Period of delinquency (2)
31-60 days	3,571	42,823	2,652	21,887	2,545	18,034
61-90 days	1,813	23,334	2,024	24,914	1,179	9,360
91+ days	1,890	23,239	1,162	11,060	773	5,297
Total delinquencies (2)	7,274	89,396	5,838	57,861	4,497	32,691
Amount in repossession (3)	2,664	28,249	2,961	25,010	1,932	12,506
Total delinquencies and amount in repossession (2)	9,938	$117,645	8,799	$82,871	6,429	$45,197
Delinquencies as a percentage of gross servicing portfolio	5.9%	5.4%	6.2%	4.8%	6.1%	4.0%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.1%	7.2%	9.3%	6.8%	8.7%	5.5%

Extension Experience
Contracts with one extension, accruing (4)	18,165	$238,267	13,754	$176,236	9,094	$73,632
Contracts with two or more extensions, accruing (4)	7,537	93,220	5,449	43,869	7,795	37,761
	25,702	331,487	19,203	220,105	16,889	111,393

Contracts with one extension, non-accrual (4)	1,268	14,701	1,030	9,348	632	4,401
Contracts with two or more extensions, non-accrual (4)	594	6,468	622	3,267	1,044	4,344
	1,862	21,169	1,652	12,615	1,676	8,745

Total accounts with extensions	27,564	$352,656	20,855	$232,720	18,565	$120,138

Delinquency and Extension Experience (1)

Fireside Portfolio

	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience			(Dollars in thousands)
Gross servicing portfolio (1)	911	$1,664	4,893	$14,786	15,039	$60,804
Period of delinquency (2)
31-60 days	113	262	366	878	621	2,206
61-90 days	53	74	125	253	204	710
91+ days	45	62	108	234	114	332
Total delinquencies (2)	211	398	599	1,365	939	3,248
Amount in repossession (3)	1	1	30	120	175	703
Total delinquencies and amount in repossession (2)	212	$399	629	$1,485	1,114	$3,951
Delinquencies as a percentage of gross servicing portfolio	23.2%	23.9%	12.2%	9.2%	6.2%	5.3
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	23.3%	24.0%	12.9%	10.0%	7.4%	6.5

Extension Experience
Contracts with one extension, accruing (4)	212	$376	1,203	$3,945	3,117	$15,262
Contracts with two or more extensions, accruing (4)	303	815	685	2,924	134	717
	515	1,191	1,888	6,869	3,251	15,979

Contracts with one extension, non-accrual (4)	17	22	60	155	160	726
Contracts with two or more extensions, non-accrual (4)	18	30	35	118	6	20
	35	52	95	273	166	746

Total accounts with extensions	550	$1,243	1,983	$7,142	3,417	$16,725

Delinquency and Extension Experience (1)

Total Owned Portfolio

	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	123,944	$1,643,471	99,099	$1,228,579	89,163	$885,990
Period of delinquency (2)
31-60 days	3,684	43,085	3,018	22,765	3,166	20,240
61-90 days	1,866	23,407	2,149	25,167	1,383	10,070
91+ days	1,935	23,301	1,270	11,294	887	5,628
Total delinquencies (2)	7,485	89,793	6,437	59,226	5,436	35,938
Amount in repossession (3)	2,665	28,250	2,991	25,130	2,107	13,209
Total delinquencies and amount in repossession (2)	10,150	$118,043	9,428	$84,356	7,543	$49,147
Delinquencies as a percentage of gross servicing portfolio	6.0%	5.5%	6.5%	4.8%	6.1%	4.1%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.2%	7.2%	9.5%	6.9%	8.5%	5.5%

Extension Experience
Contracts with one extension, accruing (4)	18,377	$238,643	14,957	$180,181	12,211	$88,894
Contracts with two or more extensions, accruing (4)	7,840	94,035	6,134	46,793	7,929	38,478
	26,217	332,678	21,091	226,974	20,140	127,372

Contracts with one extension, non-accrual (4)	1,285	14,723	1,090	9,503	792	5,127
Contracts with two or more extensions, non-accrual (4)	612	6,499	657	3,385	1,050	4,364
	1,897	21,222	1,747	12,888	1,842	9,491

Total accounts with extensions	28,114	$353,900	22,838	$239,862	21,982	$136,863

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract, including, for pre-computed automobile contracts, any unearned interest. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	Accounts past due more than 90 days are on non-accrual.

Net Credit Loss Experience (1)

Total Owned Portfolio Excluding Fireside

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Average servicing portfolio outstanding	$1,415,667	$1,044,686	$699,030
Net charge-offs as a percentage of average servicing portfolio (2)	5.9%	4.7%	3.5%

Net Credit Loss Experience (1)

Fireside Portfolio (3)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Average servicing portfolio outstanding	$5,919	$31,293	$103,548
Net charge-offs as a percentage of average servicing portfolio (2)	0.6%	5.5%	4.5%

Net Credit Loss Experience (1)

Total Owned Portfolio (3)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,421,587	$1,075,979	$802,579
Net charge-offs as a percentage of average servicing portfolio (2)	5.8%	4.7%	3.6%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.
(3)	Amounts and percentages associated with the Fireside Portfolio reflect only the period after the acquisition of the portfolio in September 2011.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2014, for accounts that received extensions from 2008 through 2013:

Period of Extension	# Extensions Granted	Active or Paid Off at December 31, 2014	% Active or Paid Off at December 31, 2014	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off ≤ 6 Months After Extension	% Charged Off ≤ 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,871	30.5%	19,898	55.9%	4,819	13.5%	19

2009	32,004	10,271	32.1%	15,950	49.8%	5,783	18.1%	16

2010	26,167	12,489	47.7%	11,679	44.6%	1,999	7.6%	18

2011	18,786	11,382	60.6%	6,472	34.5%	932	5.0%	17

2012	18,783	12,439	66.2%	5,548	29.5%	796	4.2%	14

2013	23,398	17,759	75.9%	4,663	19.9%	976	4.2%	11

Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010, 2011, 2012 and 2013, 30.5%, 32.1%, 47.7%, 60.6%, 66.2% and 75.9%, respectively, were either paid in full or are active and performing at December 31, 2014. With each of these successful extensions we received continued payments of interest and principal (including payment in full in many cases). Without the extension, however, we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010, 2011, 2012 and 2013 extensions that charged off, the charge off was incurred, on average, 19, 16, 18, 17, 14 and 11 months, respectively, after the extension, This indicates that even in the cases of an ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2014	2013	2012

Average number of extensions granted per month	2,148	1,950	1,565

Average number of outstanding accounts	110,356	93,247	93,022

Average monthly extensions as % of average outstandings	1.9%	2.1%	1.7%

Table excludes extensions on portfolios serviced for third parties

	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	19,662	$253,366	16,047	$189,684	13,003	$94,021
Contracts with two extensions	6,378	79,774	4,397	38,499	4,801	23,214
Contracts with three extensions	1,603	17,452	1,486	7,790	2,822	13,096
Contracts with four extensions	365	2,710	634	2,519	1,134	5,371
Contracts with five extensions	74	442	224	1,059	196	1,038
Contracts with six extensions	32	157	50	309	26	124
	28,114	$353,900	22,838	$239,860	21,982	$136,864

Gross servicing portfolio	123,944	$1,643,471	99,099	$1,228,579	89,163	$885,990

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

Securitization of Automobile Contracts

Throughout the period for which information is presented in this report, we have purchased automobile contracts with the intention of financing them on a long-term basis through securitizations, and on an interim basis through warehouse credit facilities. All such financings have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to one of our special-purpose subsidiaries, and issuance of asset-backed securities to be purchased by institutional investors. Depending on the structure, these transactions may be accounted for under generally accepted accounting principles as sales of the automobile contracts or as secured financings.

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

Since 1994 we have conducted 65 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of December 31, 2014, 16 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2005	4	$698,353
2006	4	957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000

Our 2012 securitizations included $58.2 million in contracts that were repurchased in 2012 from securitizations closed in 2006 and 2007. Our 2013 securitizations included $7.4 million in contracts that were repurchased from a securitization closed in 2008. Our 2010 securitization was, in substance, a re-securitization of the receivables from our second securitization of 2008 which allowed us to take advantage of a lower interest rate environment at that time.

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of December 31, 2014 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the securitization trust were not delivered until after the initial closing. As a result, our restricted cash balance at December 31, 2014 included $85.3 million from the proceeds of the sale of the asset-backed notes that were held by a trustee pending delivery of the remaining receivables. In January 2015, the requisite additional receivables were delivered to the securitization trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2014 we were in compliance with all such covenants.

Competition

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies with operations similar to ours. In addition, competitors or potential competitors include other types of financial services companies, such as banks, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do. Moreover, our future profitability will be directly related to the availability and cost of our capital in relation to the availability and cost of capital to our competitors. Our competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to us. Many of these companies also have long-standing relationships with dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchase of automobiles from manufacturers, which we do not offer.

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

Regulation

Several federal and state consumer protection laws, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on automobile contracts and impose certain other restrictions. In most states, a license is required to engage in the business of purchasing automobile contracts from dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by dealers on credit sales. The so-called Lemon Laws enacted by various states provide certain rights to purchasers with respect to automobiles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a customer against a dealer and its assignees, including us and those who purchase automobile contracts from us. The dealer agreement contains representations by the dealer that, as of the date of assignment of automobile contracts, no such claims or defenses have been asserted or threatened with respect to the automobile contracts and that all requirements of such federal and state laws have been complied with in all material respects. Although a dealer would be obligated to repurchase automobile contracts that involve a breach of such warranty, there can be no assurance that the dealer will have the financial resources to satisfy its repurchase obligations. Certain of these laws also regulate our servicing activities, including our methods of collection.

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

Employees

As of December 31, 2014, we had 869 employees. The breakdown of the employees is as follows: 11 were senior management personnel; 445 were servicing personnel; 210 were automobile contract origination personnel; 155 were marketing personnel (130 of whom were marketing representatives); 26 were operations and systems personnel; and 22 were administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

Periods of Significant Losses.

From time to time throughout our history we have incurred net losses, most recently over the period beginning with the quarter ended September 30, 2008 and ending with the quarter ended September 30, 2011. We were adversely affected by the economic recession affecting the United States as a whole, until recently by increased financing costs and decreased availability of capital to fund our purchases of automobile contracts, and by a decrease in the overall level of sales of automobiles and light trucks. Similar periods of losses began in the quarter ended March 31, 1999 through the quarter ended December 31, 2000 and also from the quarter ended September 30, 2003 through the quarter ended March 31, 2005.

We expect to earn quarterly profits during 2015; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.” One reason for our expectation is that we have had positive net income throughout the three years ended December 31, 2014.

For the year ended December 31, 2014, our pretax income was $52.2 million, compared to pretax income of $37.2 million and $9.2 million for the years 2013 and 2012, respectively, and a pretax loss of $14.5 million for the year 2011. Our net income for 2014 was $29.5 million, or $0.92 per diluted share, compared to net income of $21.0 million, or $.67 per diluted share and $69.4 million, or $2.72 per diluted share for the years 2013 and 2012 respectively, and a net loss of $14.5 million, or $0.76 per diluted share, for 2011. Net income for 2012 includes an income tax benefit of $60.2 million, or $2.36 per diluted share, related to reversal of a valuation allowance against our deferred tax asset. Such tax benefit cannot be expected to recur.

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

We typically retain residual interests or use them as collateral to borrow cash. In any case, the future excess spread cash flow received in respect of the residual interests is integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused automobile contracts performs. If our portfolio of securitized and warehoused automobile contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced. Such higher than expected losses occurred in 2008 through 2010, which had an adverse effect on our operations, financial condition and cash flows. While losses have not occurred since the third quarter of 2011, should significant losses reoccur we would expect this to result in material adverse effects on our future results of operations, financial condition and cash flows.

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations from 1994 through 2008, we utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guarantees timely interest and ultimate principal payments on the senior classes of the securities issued in those securitizations. These guarantees enabled these securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, this form of credit enhancement may not be economical for us in the future. The 16 securitization transactions we executed from 2010 through 2014 did not utilize financial guaranty insurance policies, and none of the securities issued in those transactions received the highest possible credit ratings. As we pursue future securitizations, we may not be able to obtain:

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2014 and 2013, no single dealer accounted for more than 0.4% and 0.9%, respectively, of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

If We Lose Key Personnel, Our Results of Operations May Be Impaired.

Our senior management team averages over 18 years of service with us. Charles E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. Layoffs since 2008 may have reduced employee loyalty, which may in turn result in decreased employee performance. Conversely, adverse general economic conditions may have had a countervailing effect. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flow.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission (“FTC”) has the authority to investigate consumer complaints against us, to conduct inquiries at its own instance, and to recommend enforcement actions and seek monetary penalties. The FTC has conducted an inquiry into our practices, and proposed remedial action against us in 2014, to which we have consented. See Legal Proceedings – FTC Action. The Consumer Financial Protection Bureau (“CFPB”) has proposed regulations that will, if adopted as proposed, place us and other companies similar to us under the supervision of the CFPB. Our industry is also under investigation by the United States Department of Justice, which is conducting an inquiry that appears to be focused on securitization practices. In that inquiry, we received a subpoena in January 2015, which requires that we produce specified documents. We are cooperating with that inquiry. Such inquiry could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the inquiry or any resulting proceeding(s), which might materially and adversely affect us.

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

The Dodd-Frank Act includes risk retention requirements. Six federal agencies recently approved a rule implementing these requirements. The rule, which is set to become effective in October 2015, generally requires sponsors of asset-backed securities (ABS), such as us, to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. The final rule also does not require any retention for securitizations of commercial loans, commercial mortgages, or automobile loans if they meet specific standards for high quality underwriting. If we do not meet this exception, our future securitization structures may be adversely affected by the risk retention requirement.

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

We Have Substantial Indebtedness.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2014, we had approximately $1,684.1 million of debt outstanding. Such debt consisted primarily of $1,598.5 million of securitization trust debt, and also included $1.3 million of debt used for the acquisition of the Fireside portfolio, $56.8 million of warehouse lines of credit, $12.3 million of residual interest financing and $15.2 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our substantial indebtedness could adversely affect our financial condition by, among other things:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing amounts available for working capital, capital expenditures and other general corporate purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	placing us at a competitive disadvantage compared to our competitors that have less debt; and
•	limiting our ability to borrow additional funds.

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

Risks Related to General Factors

If The Economy of All or Certain Regions of the United States Falls into Recession, Our Results of Operations May Be Impaired.

Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of California, Texas, Georgia, Pennsylvania and Ohio, states in which our automobile contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to acquire suitable automobile contracts, or to securitize pools of such automobile contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase automobile contracts and result in reductions in our revenues or the cash flows available to us.

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

If an Increase in Interest Rates Results in a Decrease in Our Cash Flows from Excess Spread, Our Results of Operations May Be Impaired.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2014, our directors and executive officers collectively owned 4,234,994 shares of our common stock, or approximately 17%.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located in Las Vegas, Nevada. Our operating headquarters are located in Irvine, California, where we lease approximately 60,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.77 million, increasing to approximately $1.80 million through 2016.

In March 1997, we established a branch collection facility in Chesapeake, Virginia. We lease approximately 16,500 square feet of general office space in Chesapeake, Virginia, at a base rent that is approximately $280,000 per year, increasing to approximately $325,000 through 2018.

The remaining three regional servicing centers occupy a total of approximately 68,000 square feet of leased space in Las Vegas, Nevada; Maitland, Florida; and Lombard, Illinois. The termination dates of such leases range from 2018 to 2019. The annual base rent for these facilities total approximately $1.43 million increasing to approximately $1.64 million through 2019.

Item 3.  Legal Proceedings

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such purported class actions, one of which has been settled by agreement with the plaintiffs (such settlement remains subject to approval by the court). For the most part, we have legal and factual defenses to such claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of December 31, 2014 with respect to such matters, in the aggregate.

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

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile contracts and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We are among several other securitizers of sub-prime automobile receivables who have received such a subpoena in 2015. We are investigating these matters internally and are cooperating with the request. Such investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of any of the matters referenced above. We have recorded a liability as of December 31, 2014, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2014, and in excess of the liability we have recorded, is from $0 to $1.5 million.

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

Executive Officers of the Registrant

Charles E. Bradley, Jr., 55, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Jeffrey P. Fritz, 55, has been Executive Vice President and Chief Financial Officer since March 2014. Prior to that, he was Senior Vice President and Chief Financial Officer since April 2006.  He was Senior Vice President of Accounting from August 2004 through March 2006 and served as a consultant to us from May 2004 to August 2004. He also served as our Chief Financial Officer from our inception through May 1999. He is a licensed Certified Public Accountant and has previously practiced public accounting.

Robert E. Riedl, 51, has been Executive Vice President and Chief Operating Officer since March 2014. Mr. Riedl joined CPS in 2003 and has held a number of different senior positions within the company since then, including Chief Investment Officer, Chief Financial Officer and Senior Vice President, Risk Management. Prior to CPS, Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 1999 to 2002. Mr. Riedl was an investment banker for ContiFinancial Services, Jefferies & Company and PaineWebber from 1986 until 1999.

Michael T. Lavin, 42, has been Executive Vice President - Chief Legal Officer since March 2014.  Prior to that, he was our Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego based large law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County based firm of Trachtman & Trachtman from 2000 through 2001. Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Mark A. Creatura, 55, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Christopher Terry, 47, has been Senior Vice President – Asset Recovery since August 2013. Prior to that was our Senior Vice President of Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 52, has been Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Curtis K. Powell, 57, has been Senior Vice President – Project Development since May 2010. Previously he was our Senior Vice President – Marketing from March 2007 to May 2010. Prior to that, he was our Senior Vice President of Originations from June 2001 to March 2007. Prior to that, he was our Senior Vice President – Marketing, from April 1995 to June 2001. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Laurie A. Straten, 46, has been Senior Vice President of Servicing since August 2013. Prior to that, she was our Senior Vice President of Asset Recovery since April 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

Richard B. Haskell, 48, has been Senior Vice President of Systems and Risk Management since April 2013. Prior to that, he held the positions of Vice President of Systems and Risk Management since January 2007, and Vice President of Risk Management since January 2005. He joined the Company in March 1994 as a data entry clerk in the Originations Department and held a series of successively more responsible positions. Previously, Mr. Haskell held a position as loan officer at Trust One Mortgage.

John P. Harton, 50, has been Senior Vice President - Marketing since March 2014.  Prior to that, he held the position of Vice President – Marketing since April 2010. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2013	11.94	5.37
April 1 - June 30, 2013	12.79	6.82
July 1 - September 30, 2013	7.62	5.61
October 1 - December 31, 2013	9.45	5.86
January 1 - March 31, 2014	9.64	6.63
April 1 - June 30, 2014	7.99	6.33
July 1 - September 30, 2014	8.22	6.41
October 1 - December 31, 2014	8.00	6.36

As of January 1, 2015, there were 43 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	$10,828,245	$4.05	2,108,381
Equity compensation plans not approved by security holders	–	–	–

Total	$10,828,245	$4.05	2,108,381

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2014	–	$–	–	$986,193
November 2014	–	–	–	986,193
December 2014	–	–	–	986,193

Total	–	$–	–

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2014, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2014, we have purchased $5.0 million in principal amount of debt securities and $28.4 million of our common stock representing 9,800,720 shares.

Item 6.  Selected Financial Data

The following table presents our selected consolidated financial data and operating data as of and for the dates indicated. The data under the captions "Statement of Operations Data" and "Balance Sheet Data" have been derived from our audited consolidated financial statements. The remainder is derived from other records of ours. You should read the selected consolidated financial data together with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited and unaudited consolidated financial statements and notes thereto that are included in this report, and in our quarterly and periodic filings.

	As of and
	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010

Statement of Operations Data
Revenues:
Interest income	$286,734	$231,330	$175,314	$127,856	$137,090
Servicing fees	1,376	3,093	2,305	4,348	7,657
Other income	12,146	10,405	9,589	10,927	10,438
Gain on cancellation of debt	–	10,947	–	–	–
Total revenues	300,256	255,775	187,208	143,131	155,185
Expenses:
Employee costs	50,129	42,960	35,573	32,270	33,814
General and administrative	39,262	32,753	29,531	26,759	26,068
Interest expense	50,395	58,179	79,422	83,054	81,577
Provision for credit losses	108,228	76,869	33,495	15,508	29,921
Provision for contingent liabilities	–	7,841	–	–	–
Total expenses	248,014	218,602	178,021	157,591	171,380
Income (loss) before income tax expense (benefit)	52,242	37,173	9,187	(14,460)	(16,195)
Income tax expense (benefit)	22,726	16,168	(60,221)	–	16,982
Net income (loss)	$29,516	$21,005	$69,408	$(14,460)	$(33,177)

Earnings (loss) per share-basic	$1.18	$0.98	$3.56	$(0.76)	$(1.90)
Earnings (loss) per share-diluted	$0.92	$0.67	$2.72	$(0.76)	$(1.90)
Pre-tax income (loss) per share-basic (1)	$2.09	$1.73	$0.47	$(0.76)	$(0.93)
Pre-tax income (loss) per share-diluted (2)	$1.63	$1.18	$0.36	$(0.76)	$(0.93)
Weighted average shares outstanding-basic	25,040	21,538	19,473	19,013	17,477
Weighted average shares outstanding-diluted	32,032	31,574	25,478	19,013	17,477

Balance Sheet Data
Total assets	$1,833,058	$1,396,366	$1,037,620	$890,050	$742,390
Cash and cash equivalents	17,859	22,112	12,966	10,094	16,252
Restricted cash and equivalents	175,382	132,284	104,445	159,228	123,958
Finance receivables, net	1,534,496	1,115,437	744,749	506,279	552,453
Finance receivables measured at fair value	1,664	14,476	59,668	160,253	–
Residual interest in securitizations	68	854	4,824	4,414	3,841
Warehouse lines of credit	56,839	9,452	21,731	25,393	45,564
Residual interest financing	12,327	19,096	13,773	21,884	39,440
Debt secured by receivables measured at fair value	1,250	13,117	57,107	166,828	–
Securitization trust debt	1,598,496	1,177,559	792,497	583,065	567,722
Long-term debt	15,233	57,701	73,416	79,094	65,210
Shareholders' equity	127,253	94,602	61,311	(14,207)	2,421

(1)	Income (loss) before income tax benefit divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.
(2)	Income (loss) before income tax benefit divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010

Contract Purchases/Securitizations
Automobile contract purchases	$944,944	$764,087	$551,742	$284,236	$113,023
Automobile contracts securitized - structured as sales	–	–	–	–	103,772
Automobile contracts securitized - structured as secured financings	924,000	778,000	603,500	335,593	–

Managed Portfolio Data
Contracts held by consolidated subsidiaries	$1,640,536	$1,207,694	$807,888	$546,018	$597,142
Fireside portfolio	1,664	14,786	60,804	172,167	–
Contracts held by non-consolidated subsidiaries	390	4,074	17,298	42,971	83,964
Third party portfolios (1)	1,330	4,868	11,585	33,493	75,097
Total managed portfolio	$1,643,920	$1,231,422	$897,575	$794,649	$756,203
Average managed portfolio	1,422,870	1,081,936	822,571	711,725	928,977

Weighted average fixed effective interest rate (total managed portfolio) (2)	19.8%	20.0%	19.6%	18.5%	16.2%
Core operating expense (% of average managed portfolio) (3)	6.3%	7.0%	7.9%	8.3%	6.4%
Allowance for finance credit losses	$61,460	$39,626	$19,594	$10,351	$13,168
Allowance for finance credit losses (% of total contracts held by consolidated subsidiaries).	3.7%	3.3%	2.4%	1.9%	2.2%
Aggregate allowance for finance credit losses and repossessions in inventory	$79,289	$54,405	$25,978	$15,116	$29,446
Aggregate allowance for finance credit losses (% of total repossessions in inventory and contracts held by consolidated subsidiaries).	4.8%	4.5%	3.2%	2.8%	4.9%
Total delinquencies (2) (4)	5.5%	4.8%	4.0%	4.4%	5.7%
Total delinquencies and repossessions (2) (4)	7.2%	6.8%	5.5%	6.2%	9.2%
Net charge-offs (2) (5)	5.8%	4.7%	3.6%	4.8%	9.0%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, provision for contingent liabilities, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying consolidated financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2014, we have purchased a total of approximately $11.3 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. From 2008 through 2010, our managed portfolio decreased each year due to our strategy of limiting contract purchases to conserve our liquidity during the financial crisis and resulting recession, as discussed further below. However, since October 2009, we have gradually increased contract purchase which, in turn, has resulted in recent increases in our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920

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

Securitization and Warehouse Credit Facilities

Throughout the period for which information is presented in this report, we have purchased automobile contracts with the intention of financing them on a long-term basis through securitizations, and on an interim basis through warehouse credit facilities. All such financings have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to one of our special-purpose subsidiaries, and issuance of asset-backed securities to be purchased by institutional investors. Depending on the structure, these transactions may be accounted for under generally accepted accounting principles as sales of the automobile contracts or as secured financings.

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

Since 1994 we have conducted 65 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of December 31, 2014, 16 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2005	4	$698,353
2006	4	957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000

Our 2012 securitizations included $58.2 million in contracts that were repurchased in 2012 from securitizations closed in 2006 and 2007. Our 2013 securitizations included $7.4 million in contracts that were repurchased from a securitization closed in 2008. Our 2010 securitization was, in substance, a re-securitization of the receivables from our second securitization of 2008 which allowed us to take advantage of a lower interest rate environment at that time.

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of December 31, 2014 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at December 31, 2014 included $85.3 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In January 2015, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

Credit Risk Retained

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2014 was approximately $1,643.9 million, which includes a third party servicing portfolio of $1.3 million on which we earn only servicing fees and have no credit risk.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of automobile contracts. For each monthly pool of contracts that we purchase, we begin establishing the allowance in the month of acquisition and increase it over the subsequent 11 months, through a provision for credit losses charged to our consolidated statement of operations, with the goal of establishing an allowance that approximates the next 12 months of expected net losses. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well.

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

December 31,	Weighted Average Age in Months of Owned Portfolio
2009	33
2010	37
2011	27
2012	18
2013	14
2014	14

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. Through 2008, we generally purchased external credit enhancement for most of our term securitizations in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. However, in our 16 most recent securitizations since 2010, we have not purchased financial guaranty insurance policies and do not expect to do so in the near future.

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

Since the third quarter of 2003, we have conducted 40 term securitizations. Of these 40, 34 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. Since July 2003 all such securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations that were in substance sales of the underlying receivables, and were treated as sales for financial accounting purposes.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at December 31, 2014 included $85.3 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In January 2015, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

We have recorded a liability as of December 31, 2014, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2014, and in excess of the liability we have recorded, is from $0 to $1.5 million.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, since the fourth quarter of 2011, we have reported 13 consecutive quarters of increasing profitability. Furthermore, we have demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables.

As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

Our net deferred tax asset of $42.8 million, as of December 31, 2014, consists of approximately $32.7 million of net U.S. federal deferred tax assets and $10.1 million of net state deferred tax assets. The major components of the deferred tax asset are $18.6 million in net operating loss carryforwards and built in losses and $24.2 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of $3.5 million and $108.5 million, respectively. The federal net operating losses begin to expire in 2022. The state net operating losses begin to expire in 2015.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 65 term securitizations of approximately $9.4 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2014 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2014 with the year ended December 31, 2013

Revenues.  In April 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment and a new note. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million, or 4.3% of our total revenues of $255.8 million for year ended December 31, 2013. The discussion below excludes the gain of $10.9 million for 2013 for comparative purposes.

During the year ended December 31, 2014, our revenues were $300.3 million, an increase of $55.4 million, or 22.6%, from the prior year revenue of $244.8 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2014 increased $55.4 million, or 24.0%, to $286.7 million from $231.3 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,222.5 million at December 31, 2013 to $1,642.2 million at December 31, 2014. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the year ended December 31, 2014 and 2013:

	Average Balances for the Year Ended
	December 31, 2014	December 31, 2013
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,414.3	$1,044.7
Fireside	5.9	31.3
Total	$1,420.2	$1,076.0

Servicing fees totaling $1.4 in the year ended December 31, 2014 decreased $1.7 million, or 55.5%, from $3.1 million in the prior year. We earn base servicing fees on three portfolios that are decreasing in size as we receive customer payments and, consequently, base servicing fees are decreasing also. As of December 31, 2014 and 2013, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	December 31, 2014		December 31, 2013

	Amount (1)	%(2)	Amount (1)	%(2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,640.5	99.8%	$1,207.7	98.1%
Fireside	1.7	0.1%	14.8	1.2%
Owned by Non-Consolidated Subsidiaries	0.4	0.0%	4.0	0.3%
Third-Party Servicing Portfolios	1.3	0.1%	4.9	0.4%
Total	$1,643.9	100.0%	$1,231.4	100.0%

At December 31, 2014, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,643.9 million (this amount includes $390,000 of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $1.3 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,231.4 million as of December 31, 2013. At December 31, 2014 and 2013, the managed portfolio composition was as follows:

	December 31, 2014		December 31, 2013

	Amount (1)	%(2)	Amount (1)	%(2)
Originating Entity	($ in millions)
CPS	$1,640.9	99.8%	$1,211.8	98.4%
Fireside	1.7	0.1%	14.8	1.2%
Third Party Portfolio	1.3	0.1%	4.8	0.4%
Total	$1,643.9	100.0%	$1,231.4	100.0%

(1) Contractual balances.
(2) Percentages may not add up to 100% due to rounding.

Other income increased by $1.7 million, or 16.7%, to $12.1 million in the year ended December 31, 2014 from $10.4 million during the prior year. The increase consists of a net increase of $150,000 in the fair value of the receivables and debt associated with the Fireside portfolio acquisition, an increase of $971,000 in fees associated with direct mail and other related products and services that we offer to our dealers, an increase of $303,000 in sales tax refunds and an increase of $335,000 in payments from third-party payment processors.

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

During the year ended December 31, 2013, we recognized $7.8 million in contingent liability expenses to either record or increase the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) has informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund. The discussion below omits the $7.8 million contingent liability expense from the year ended December 31, 2013 for comparative purposes.

Total operating expenses were $248.0 million for the year ended December 31, 2014, compared to $210.8 million for the prior year, an increase of $37.3 million, or 17.7%. The increase is primarily due to the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $7.2 million or 16.7%, to $50.1 million during the year ended December 31, 2014, representing 20.2% of total operating expenses, from $43.0 million for the prior year, or 20.4% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments to accommodate the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$944.9	$764.1
Contracts purchased (units)	59,276	48,995
Managed portfolio outstanding (dollars)	$1,643.9	$1,231.4
Managed portfolio outstanding (units)	124,074	99,842

Number of Originations staff	210	172
Number of Marketing staff	155	119
Number of Servicing staff	445	348
Number of other staff	59	66
Total number of employees	869	705

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $19.3 million, an increase of $2.9 million, or 17.8%, compared to the previous year and represented 7.8% of total operating expenses.

Interest expense for the year ended December 31, 2014 decreased by $7.8 million to $50.4 million, or 13.4%, compared to $58.2 million in the previous year.

Interest expense on the Fireside portfolio credit facility decreased by $3.1 million compared to the prior year as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt increased by $3.8 million, or 10.9%, for the year ended December 31, 2014 compared to the prior year. Although the average balance of securitization trust debt increased 37.9% to $1,298.0 million for the year ended December 31, 2014 from $941.6 million for the year ended December 31, 2013, the blended interest rates on new term securitizations since 2013 have been significantly lower than in previous years. As a result, during 2014, portions of our securitization trust debt that were outstanding at December 31, 2013 at higher blended interest rates were repaid as we added new securitization trust debt at significantly lower blended interest rates.

Interest expense on senior secured debt and subordinated renewable notes decreased by $7.4 million, or 65.6%. This was due primarily to the repayment in full of $39.2 million in senior secured debt in the first quarter of 2014. In addition, we reduced the balance of our outstanding subordinated renewable notes by $3.9 million from $19.1 million at December 31, 2013 to $15.2 million at December 31, 2014. The reduction in interest expense was also a result of our decreasing the average interest rate on our subordinated renewable notes from 14.5% for the year ended December 31, 2013 to 12.9% for the year ended December 31, 2014.

Interest expense on residual interest financing decreased $1.3 million in the year ended December 31, 2014 compared to the prior year. The decrease is due to the repayments on that facility of $6.8 million during the year.

Interest expense on warehouse lines of credit increased by $214,000, or 4.3% for the year ended December 31, 2014 compared to the prior year. Although we increased our contract purchases by $180.9 million, or 23.7%, to $944.9 million for the year ended December 31, 2014 compared to the prior year, we attempt to minimize the use of our warehouse credit facilities and rely more on unrestricted cash balances to fund our contract purchases prior to securitization.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014			2013
	(Dollars in thousands)
	Average		Annualized Average	Average		Annualized Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,383,193	$285,169	20.6%	$1,015,404	$225,268	22.2%
Finance receivables measured at fair value	5,919	1,565	26.4%	31,294	6,062	19.4%
	$1,389,112	286,734	20.6%	$1,046,698	231,330	22.1%

Interest Bearing Liabilities
Warehouse lines of credit	$52,596	5,217	9.9%	$40,285	5,003	12.4%
Residual interest financing	14,225	1,989	14.0%	24,107	3,330	13.8%
Debt secured by receivables measured at fair value	5,561	772	13.9%	27,506	3,877	14.1%
Securitization trust debt	1,298,033	38,558	3.0%	941,591	34,744	3.7%
Senior secured debt, related party	9,471	1,651	17.4%	41,906	8,064	19.2%
Subordinated renewable notes	17,074	2,208	12.9%	21,763	3,161	14.5%
	$1,396,960	50,395	3.6%	$1,097,158	58,179	5.3%

Net interest income/spread		$236,339			$173,151
Net interest margin (3)			17.0%			16.5%
Ratio of average interest earning assets to average interest bearing liabilities	99%			95%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2) Net of deferred fees and direct costs.
(3) Annualized net interest income divided by average interest earning assets.

	Year Ended December 31, 2014
	Compared to December 31, 2013
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$59,901	$81,594	$(21,693)
Finance receivables measured at fair value	(4,497)	(4,915)	418
	55,404	76,679	(21,275)
Interest Bearing Liabilities
Warehouse lines of credit	214	1,529	(1,315)
Residual interest financing	(1,341)	(1,365)	24
Debt secured by receivables measured at fair value	(3,105)	(3,093)	(12)
Securitization trust debt	3,814	13,152	(9,338)
Senior secured debt, related party	(6,413)	(6,241)	(172)
Subordinated renewable notes	(953)	(681)	(272)
	(7,784)	3,301	(11,085)

Net interest income/spread	$63,188	$73,378	$(10,190)

Provision for credit losses was $108.2 million for the year ended December 31, 2014, an increase of $31.4 million, or 40.8% compared to the prior year and represented 43.6% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $2.8 million, or 20.6%, to $16.1 million during the year ended December 31, 2014, compared to $13.4 million in the prior year, and represented 6.5% of total operating expenses. For the year ended December 31, 2014, we purchased 59,276 contracts representing $944.9 million in receivables compared to 48,995 contracts representing $764.1 million in receivables in the prior year.

Occupancy expenses increased by $856,000 or 32.8%, to $3.5 million compared to $2.6 million in the previous year and represented 1.4% of total operating expenses. In April 2014, we established our fifth servicing center located in Las Vegas, Nevada.

Depreciation and amortization expenses decreased by $9,000 or 2.1%, to $428,000 compared to $437,000 in the previous year and represented 0.2% of total operating expenses.

For the year ended December 31, 2014, we recorded income tax expense of $22.7 million, representing a 43.5% effective income tax rate. In the prior year, we recorded $16.2 million of income tax expense, also representing a 43.5% effective income tax rate.

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

Servicing fees totaling $3.1 million in the year ended December 31, 2013 increased $788,000, or 34.2%, from $2.3 million in the prior year. We earn base servicing fees on three portfolios that are decreasing in size as we receive customer payments and, consequently, base servicing fees are decreasing also. On one of those portfolios, however, we recently began earning an incentive servicing fee. Such incentive servicing fee was $1.6 million for the year ended December 31, 2013 and more than offset the decrease of $600,000 in base servicing fees. We did not earn any incentive servicing fee in the prior year. As of December 31, 2013 and 2012, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

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

	December 31, 2013		December 31, 2012
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,211.8	98.4%	$825.0	91.9%
Fireside	14.8	1.2%	60.8	6.8%
TFC	–	0.0%	0.2	0.0%
Third Party Portfolio	4.8	0.4%	11.6	1.3%
Total	$1,231.4	100.0%	$897.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $816,000, or 8.5%, to $10.4 million in the year ended December 31, 2013 from $9.6 million during the prior year. The increase is comprised of a net increase of $415,000 in the fair value of the receivables and debt associated with the Fireside portfolio acquisition, an increase of $588,000 in fees associated with direct mail and other related products and services that we offer to our dealers, and an increase of $58,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. These increases were partially offset by a decrease of $215,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation and a decrease in sales tax refunds of $30,000.

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

Interest on securitization trust debt decreased by $3.4 million for the year ended December 31, 2013 compared to the prior year. Although the average balance of securitization trust debt increased to $941.6 million for the year ended December 31, 2013 compared to $630.0 million for the year ended December 31, 2012, the blended interest rates on new term securitizations since 2012 have been significantly lower than in previous years. As a result, during 2013, portions of our securitization trust debt that were outstanding at December 31, 2012 at higher blended interest rates were repaid as we added new securitization trust debt at significantly lower blended interest rates.

Interest expense on senior secured debt and subordinated renewable notes decreased by $4.7 million. This was due primarily to the April 2013 repayment of $15.0 million in senior secured debt and to the reduction in the interest rate on the remaining senior secured debt from 16.0% to 13.0%. In addition, we reduced the balance of our outstanding subordinated renewable notes by $4.2 million from $23.3 million at December 31, 2012 to $19.1 million at December 31, 2013. The reduction in interest expense was also a result of our decreasing the average interest rate on our subordinated renewable notes from 14.4% at December 31, 2012 to 12.5% at December 31, 2013.

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

Interest Bearing Liabilities
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

For the year ended December 31, 2013, we recorded income tax expense of $16.2 million, representing a 43.5% effective income tax rate. In the prior year, we recorded $2.6 million of net tax expense and reduced our valuation allowance for our deferred tax assets by $62.8 million, which resulted in a net tax benefit of $60.2 million. At December 31, 2012, we had reported five consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we had demonstrated an ability to increase our new contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables. As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our deferred tax assets. Accordingly, we reversed the related valuation allowance. However, if future events change our expected realization of our deferred tax assets, we may be required to reestablish the related valuation allowance in the future.

Liquidity and Capital Resources

Liquidity

Our business requires substantial cash to support purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flow from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under warehouse credit facilities, servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized portfolios of automobile contracts in which we have retained a residual ownership interest and the related spread accounts. Our primary uses of cash have been the purchases of automobile contracts, repayment of securitization trust debt, repayment of amounts borrowed under warehouse credit facilities, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those portfolios and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to purchase, sell, and borrow against automobile contracts.

Net cash provided by operating activities for the years ended December 31, 2014, 2013 and 2012 was$135.8 million, $99.4 million and $35.0 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses, provision for contingent liabilities, accretion of deferred acquisition fees, the $10.9 million gain on cancellation of debt in 2013 and, in 2012, the net change in our deferred tax assets of $62.8 million.

Net cash used in investing activities for the years ended December 31, 2014, 2013 and 2012 was $541.2 million, $409.6 million and $91.5 million, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to purchases of finance receivables. Purchases of finance receivables held for investment were $944.9 million, $764.1 million and $551.7 million in 2014, 2013 and 2012, respectively.

Net cash provided by financing activities for the years ended December 31, 2014, 2013 and 2012 was $401.1 million, $319.3 million and $59.4 million, respectively. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt, and in particular, securitization trust debt and portfolio acquisition financing. We issued $923.0 million in new securitization trust debt in 2014 compared to$778.0 million in 2013 and $558.5 million in 2012. Repayments of securitization debt were $502.2 million, $382.6 million and $351.0 million in 2014, 2013 and 2012, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2014, we had unrestricted cash of $17.9 million. We had $76.4 million available under one warehouse credit facility and $66.7 million available under our second warehouse credit facility (advances from both facilities are subject to available eligible collateral). During 2014 we completed four securitizations aggregating $923.0 million of receivables, and we intend to continue completing securitizations regularly during 2015, although there can be no assurance that we will be able to do so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2014, we were in compliance with all such covenants.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2014, we had approximately $1,684.1million of debt outstanding. Such debt consisted primarily of $1,598.5 million of securitization trust debt, and also included $1.3 million in debt for the acquisition of the Fireside portfolio, $56.8 million of warehouse lines of credit, $12.3 million of residual interest financing and $15.2 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $52.2 million, $37.2 million and $9.2 million in 2014, 2013 and 2012, respectively, preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2014 (dollars in thousands):

	Payment Due by Period (1)
	Total	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years
Long Term Debt (2)	$27,560	$10,359	9,607	6,166	1,428
Operating Leases	$11,383	$3,695	5,063	2,625	–

(1)	Securitization trust debt, in the aggregate amount of $1,598.5 million as of December 31, 2014, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $636.5 million in 2015, $468.3 million in 2016, $285.8 million in 2017, $143.2 million in 2018, $56.8 million in 2019, and $7.9 million in 2020. The $1.3 million in debt associated with the Fireside receivables acquisition was repaid in full in January 2015.
(2)	Long-term debt includes residual interest debt, senior secured debt and subordinated renewable notes.

For debt that is due in 2015, we anticipate repaying it with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in December 2010. In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.73% per annum, with a minimum rate of 6.73% per annum. In March 2013, this facility was amended to extend the revolving period to March 2015 and to include an amortization period through March 2017 for any receivables pledged to the facility at the end of the revolving period. There was $23.6 million outstanding under this facility at December 31, 2014.

Facility Established in May 2012. On May 11, 2012, we entered into an additional $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.25% per annum. In August 2014, this facility was amended to extend the revolving period to August 2016 and to include an amortization period through August 2017 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2014 there was $33.3 million outstanding under this facility.

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

Capitalization

Over the period from January 1, 2012 through December 31, 2014 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$19,096	$13,773	$21,884
Issuances	–	20,000	–
Payments	(6,769)	(14,677)	(8,111)
Ending balance	$12,327	$19,096	$13,773

SECURITIZATION TRUST DEBT:
Beginning balance	$1,177,559	$792,497	$583,065
Issuances	923,000	778,000	558,500
Payments	(502,193)	(382,591)	(350,981)
Amortization of discount	130	600	1,913
Cancellation of debt	–	(10,947)	–
Ending balance	$1,598,496	$1,177,559	$792,497

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance	$38,559	$50,135	$58,344
Issuances	–	5,284	–
Payments	(39,182)	(18,852)	(11,200)
Debt discount net of amortization	623	1,992	2,991
Ending balance	$–	$38,559	$50,135

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$19,142	$23,281	$20,750
Issuances	579	1,276	4,957
Payments	(4,488)	(5,415)	(2,426)
Ending balance	$15,233	$19,142	$23,281

DEBT SECURED BY RECEIVABLES MEASURED AT FAIR VALUE:
Beginning balance	$13,117	$57,107	$166,828
Payments	(12,456)	(45,969)	(121,413)
Accretion of premium	712	2,726	4,579
Mark to fair value	(123)	(747)	7,113
Ending balance	$1,250	$13,117	$57,107

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

In April 2013, we established a five-year $20 million term residual facility. The facility is secured by eligible residual interests in two previously securitized pools of automobile receivables. The facility provides for effective advances up to 70.0% of the related borrowing base. Notes issued under the facility accrue interest at one-month LIBOR plus 11.75% per annum. At December 31, 2014, there was $12.3 million outstanding under this facility.

Securitization Trust Debt.  From July 2003 through April 2008, we treated all securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. Our September 2008 and the re-securitization of the remaining receivables from such transaction in September 2010 were each structured as a sale for financial accounting purposes and the asset-backed securities issued in those transactions have not been and are not on our consolidated balance sheet. Since 2011 all 15 of our securitizations have been treated as secured financings and make up $1,598.5 million of our securitization trust debt at December 31, 2014.

Senior Secured Debt.  From 1998 to 2005, we entered into a series of financing transactions with Levine Leichtman Capital Partners II, L.P. In July 2007 we repaid the final amounts due under these financing transactions. On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us. The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries. In July 2008, in conjunction with the amendment of the residual interest financing as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note. Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock. In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018. We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our consolidated balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008. The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share. Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share. Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share. All of the FMV Warrants and N Warrants were exercised in November 2013 and are no longer outstanding.

In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note. The note accrued interest at 15.0% and was repaid in December 2010 at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding. The $27.8 million note accrued interest at 16.0% and matured in December 2013. Concurrent with the issuance of the $27.8 million note, the term $10 million and $15 million notes were amended to change their maturity dates to December 2013. In conjunction with the issuance of the $27.8 million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock. Each share of the Series B convertible preferred stock was exchanged for 1,000 shares of our common stock on June 15, 2011, upon shareholder approval of such exchange. At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively. On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. In April 2011 we purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to LLCP a new $3 million note which was fully repaid in June 2012. In November 2011, we sold an additional $5 million note which was fully repaid in October 2012. In February 2012, we extended the maturity of the $5 million note that was originally due in February 2012 to March 2012 when it was repaid in full. In April 2013 we repaid the $15 million note, reduced the interest rates on the remaining notes from 14.0% to 13.0% per annum and extended the maturity of the remaining notes to June 30, 2014. In January 2014 we repaid the $10 million note and in March 2014 we repaid the remaining notes aggregating $28.9 million.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2014 there were $15.2 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2014, we were in compliance with all such covenants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2014 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2014, has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2015 (the "2015 Proxy Statement"). The 2015 Proxy Statement will be filed not later than April 30, 2015. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2015 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
2.1	Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Exhibit 2.1 to Form 8-K filed on November 19, 2001 by MFN Financial Corporation)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement dated January 22, 2014 to Indenture re ARUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
4.29	Revolving Credit Agreement dated December 23, 2010 (Exhibit 4.29 to Form 10-K filed March 31, 2011)
4.45	Indenture re Notes issued by CPS Auto Receivables Trust 2013-A (exhibit 4.43 to Form 10-Q/A filed by the registrant on August 14, 2013)
4.46	Sale and Servicing Agreement dated as of March 1, 2013, related to notes issued by CPS Auto Receivables Trust 2013-A (exhibit 4.44 to Form 10-Q/A filed by the registrant on August 14, 2013)
4.47	Indenture re Notes issued by CPS Auto Receivables Trust 2013-B (exhibit 4.45 to Form 10-Q/A filed by the registrant on August 14, 2013)
4.48	Sale and Servicing Agreement dated as of June 1, 2013, related to notes issued by CPS Auto Receivables Trust 2013-B (exhibit 4.46 to Form 10-Q/A filed by the registrant on August 14, 2013)
4.49	Indenture re Notes issued by CPS Auto Receivables Trust 2013-C (exhibit 4.47 to Form 8-K/A filed by the registrant on October 30, 2013)
4.50	Sale and Servicing Agreement dated as of September 1, 2013, related to notes issued by CPS Auto Receivables Trust 2013-C (exhibit 4.48 to Form 8-K/A filed by the registrant on October 30, 2013)
4.51	Indenture re Notes issued by CPS Auto Receivables Trust 2013-D (exhibit 4.49 Form 8-K/A filed by the registrant on January 22, 2014)

4.52	Sale and Servicing Agreement dated as of December 1, 2013, related to notes issued by CPS Auto Receivables Trust 2013-D (exhibit 4.50 Form 8-K/A filed by the registrant on January 22, 2014)
4.53	Indenture re Notes issued by CPS Auto Receivables Trust 2014-A (exhibit 4.53 to Form 8-K filed by the registrant on March 19, 2014)
4.54	Sale and Servicing Agreement dated as of March 1, 2014, related to notes issued by CPS Auto Receivables Trust 2014-A (exhibit 4.54 to Form 8-K filed by the registrant on March 19, 2014)
4.55	Indenture re Notes issued by CPS Auto Receivables Trust 2014-B (exhibit 4.55 to Form 8-K filed by the registrant on June 24, 2014)
4.56	Sale and Servicing Agreement dated as of June 1, 2014, related to notes issued by CPS Auto Receivables Trust 2014-B (exhibit 4.56 to Form 8-K filed by the registrant on June 24, 2014)
4.57	Indenture re Notes issued by CPS Auto Receivables Trust 2014-C (exhibit 4.47 to Form 8-K/A filed by the registrant on October 28, 2014)
4.58	Sale and Servicing Agreement dated as of September 1, 2014, related to notes issued by CPS Auto Receivables Trust 2014-C (exhibit 4.58 to Form 8-K/A filed by the registrant on October 28, 2014)
4.59	Indenture re Notes issued by CPS Auto Receivables Trust 2014-D (to be filed by amendment)
4.60	Sale and Servicing Agreement dated as of December 1, 2014, related to notes issued by CPS Auto Receivables Trust 2014-D (to be filed by amendment)
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended April 18, 2013 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on March 20, 2013)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
10.26	Revolving Credit Agreement dated September 25, 2009 among the registrant, its subsidiary Page Four Funding, LLC, and Fortress Credit Corp. ("Fortress") (Exhibit 10.1 to registrant's Form 8-K filed October 1, 2009)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (Exhibit 21 to Form 10-K filed March 10, 2014)
23.1	Consent of Crowe Horwath LLP (filed herewith)
31.1	Rule 13a-14(a) certification by chief executive officer (filed herewith)
31.2	Rule 13a-14(a) certification by chief financial officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
February 25, 2015	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2015	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
February 25, 2015	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
February 25, 2015	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
February 25, 2015	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
February 25, 2015	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
February 25, 2015	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
February 25, 2015	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consumer Portfolio Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ CROWE HORWATH LLP

Costa Mesa, California

February 25, 2015

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$17,859	$22,112
Restricted cash and equivalents	175,382	132,284

Finance receivables	1,595,956	1,155,063
Less: Allowance for finance credit losses	(61,460)	(39,626)
Finance receivables, net	1,534,496	1,115,437

Finance receivables measured at fair value	1,664	14,476
Residual interest in securitizations	68	854
Furniture and equipment, net	1,161	766
Deferred financing costs	12,362	11,071
Deferred tax assets, net	42,847	59,215
Accrued interest receivable	23,372	18,670
Other assets	23,847	21,481
	$1,833,058	$1,396,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$21,660	$24,839
Warehouse lines of credit	56,839	9,452
Residual interest financing	12,327	19,096
Debt secured by receivables measured at fair value	1,250	13,117
Securitization trust debt	1,598,496	1,177,559
Senior secured debt, related party	–	38,559
Subordinated renewable notes	15,233	19,142
	1,705,805	1,301,764
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 25,540,640 and 24,015,585 shares issued and outstanding at December 31, 2014 and 2013, respectively	80,513	73,422
Retained earnings	51,791	22,275
Accumulated other comprehensive loss	(5,051)	(1,095)
	127,253	94,602

	$1,833,058	$1,396,366

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Interest income	$286,734	$231,330	$175,314
Servicing fees	1,376	3,093	2,305
Other income	12,146	10,405	9,589
Gain on cancellation of debt	–	10,947	–
	300,256	255,775	187,208

Expenses:
Employee costs	50,129	42,960	35,573
General and administrative	19,254	16,345	15,429
Interest	50,395	58,179	79,422
Provision for credit losses	108,228	76,869	33,495
Provision for contingent liabilities	–	7,841	–
Marketing	16,116	13,363	10,665
Occupancy	3,464	2,608	2,894
Depreciation and amortization	428	437	543
	248,014	218,602	178,021
Income before income tax expense	52,242	37,173	9,187
Income tax expense (benefit)	22,726	16,168	(60,221)
Net income	$29,516	$21,005	$69,408

Earnings per share:
Basic	$1.18	$0.98	$3.56
Diluted	0.92	0.67	2.72

Number of shares used in computing earnings per share:
Basic	25,040	21,538	19,473
Diluted	32,032	31,574	25,478

See accompanying Notes to Consolidated Financial Statements.

F-4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$29,516	$21,005	$69,408
Other comprehensive income (loss); change in funded status of pension plan, net of ($2,654), $3,044 and ($150) in tax for 2014, 2013 and 2012, respectively	(3,956)	4,542	2,898
Comprehensive income	$25,560	$25,547	$72,306

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings/ (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit)	Loss	Total
Balance at January 1, 2012	19,527	$62,466	$(68,138)	$(8,535)	$(14,207)

Common stock issued upon exercise of options and warrants	632	1,206	–	–	1,206
Purchase of common stock	(320)	(435)	–	–	(435)
Pension benefit obligation	–	–	–	2,898	2,898
Stock-based compensation	–	1,134	–	–	1,134
Reclassification of warrants from debt	–	1,307	–	–	1,307
Net income	–	–	69,408	–	69,408
Balance at December 31, 2012	19,839	$65,678	$1,270	$(5,637)	$61,311

Common stock issued upon exercise of options and warrants	4,177	3,297	–	–	3,297
Pension benefit obligation	–	–	–	4,542	4,542
Stock-based compensation	–	3,864	–	–	3,864
Reclassification of warrants from debt	–	583	–	–	583
Net income	–	–	21,005	–	21,005
Balance at December 31, 2013	24,016	$73,422	$22,275	$(1,095)	$94,602

Common stock issued upon exercise of options and warrants	1,525	3,256	–	–	3,256
Pension benefit obligation	–	–	–	(3,956)	(3,956)
Stock-based compensation	–	3,835	–	–	3,835
Net income	–	–	29,516	–	29,516
Balance at December 31, 2014	25,541	$80,513	$51,791	$(5,051)	$127,253

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$29,516	$21,005	$69,408
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(16,213)	(20,565)	(15,957)
Accretion of purchase discount on receivables measured at fair value	(283)	(1,421)	(4,144)
Amortization of discount on securitization trust debt	130	600	1,913
Amortization of discount on senior secured debt, related party	623	1,992	2,296
Accretion of premium on debt secured by receivables measured at fair value	712	2,726	4,579
Mark to fair value on debt secured by receivables at fair value	(123)	(747)	7,113
Mark to fair value of receivables at fair value	(27)	595	(6,634)
Depreciation and amortization	428	437	543
Amortization of deferred financing costs	6,767	6,803	5,954
Provision for credit losses	108,228	76,869	33,495
Provision for contingent liabilities	–	7,841	–
Stock-based compensation expense	3,835	3,864	1,134
Interest income on residual assets	(372)	–	(410)
Gain on cancellation of debt	–	(10,947)	–
Change in fair value of warrants	–	–	695
Changes in assets and liabilities:
Accrued interest receivable	(4,702)	(8,259)	(3,979)
Other assets	(1,925)	(2,183)	5,625
Deferred tax assets, net	16,368	16,425	(60,640)
Accounts payable and accrued expenses	(7,135)	4,337	(6,002)
Net cash provided by operating activities	135,827	99,372	34,989

Cash flows from investing activities:
Purchases of finance receivables held for investment	(944,944)	(764,087)	(551,742)
Payments received on finance receivables held for investment	433,870	337,095	295,734
Payments on receivables portfolio at fair value	13,122	46,018	111,363
Proceeds received on residual interest in securitizations	1,158	3,970	–
Change in repossessions held in inventory	(441)	(4,246)	(1,237)
Decreases (increases) in restricted cash and cash equivalents, net	(43,098)	(27,839)	54,783
Purchase of furniture and equipment	(823)	(477)	(394)
Net cash used in investing activities	(541,156)	(409,566)	(91,493)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	923,000	778,000	558,500
Proceeds from issuance of subordinated renewable notes	579	1,276	4,957
Proceeds from issuance of senior secured debt, related party	–	5,284	–
Payments on subordinated renewable notes	(4,488)	(5,415)	(2,426)
Net proceeds from (repayments of) warehouse lines of credit	47,387	(12,279)	(3,662)
Net proceeds from (repayments of) residual interest financing debt	(6,769)	5,323	(8,111)
Repayment of securitization trust debt	(502,193)	(382,591)	(350,981)
Repayment of debt secured by receivables measured at fair value	(12,456)	(45,969)	(121,413)
Repayment of senior secured debt, related party	(39,182)	(18,852)	(11,200)
Payment of financing costs	(8,058)	(8,734)	(7,059)
Repurchase of common stock	–	–	(435)
Exercise of options and warrants	3,256	3,297	1,206
Net cash provided by financing activities	401,076	319,340	59,376
Increase (decrease) in cash and cash equivalents	(4,253)	9,146	2,872
Cash and cash equivalents at beginning of year	22,112	12,966	10,094
Cash and cash equivalents at end of year	$17,859	$22,112	$12,966

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,914	$50,663	$75,654
Income taxes	6,520	2,277	1,139
Non-cash financing activities:
Pension benefit obligation, net	3,956	(4,542)	(2,898)
Derivative warrants reclassified from liabilities to common stock upon amendment	–	583	1,307

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in Texas, California, Ohio, New Jersey, Florida and Pennsylvania represented 10.0%, 8.7%, 5.7%, 5.1% 5.0% and 4.8%, respectively, of contracts purchased during 2014 compared with 10.0%, 10.6%, 4.8%, 5.1%, 4.6% and 6.0% respectively in 2013. No other state had a concentration in excess of 4.8% in 2014. We specialize in contracts with borrowers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2014, our unrestricted cash balance was $17.9 million, which exceeded the minimum amounts required by our financial covenants.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other Assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $10.4 million and $10.0 million at December 31, 2014 and 2013, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treatment of Securitizations

Our term securitization structure has generally been as follows:

We sell contracts we acquire to a wholly-owned special purpose subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling our contracts. The SPS then transfers the same contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the contracts. We typically sell these contracts to the Trust at face value and without recourse, except representations and warranties that we make to the Trust that are similar to those provided to us by the Dealer. One or more investors purchase the Notes issued by the Trust (the "Noteholders"); the proceeds from the sale of the Notes are then used to purchase the contracts from us. We may retain or sell subordinated Notes issued by the Trust. In addition, we have provided "Credit Enhancement" for the benefit of the Noteholders in three forms: (1) an initial cash deposit to a bank account (a "Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the contracts until the level of Credit Enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of contracts held by the Trusts and on other conditions. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one Trust to another.

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

For all of the securitizations that we have completed since July 2003 (other than the September 2008 and September 2010 securitizations), we have the power to direct the most significant activities of the SPS. In addition, we have the obligation to absorb losses and the rights to receive benefits from the SPS, both of which could be potentially significant to the SPS. These types of securitization structures are treated as secured financings, in which the receivables remain on our Consolidated Balance Sheet, and the debt issued by the SPS is shown as a securitization trust debt on our Consolidated Balance Sheet.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Direct mail revenues	$7,975	$7,004	$5,949
Convenience fees revenue	3,300	2,965	2,907
Recoveries on previously charged-off contracts	143	177	392
Sales tax refunds	500	197	227
Other	228	62	114
	$12,146	$10,405	$9,589

Earnings Per Share

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$29,516	$21,005	$69,408
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	25,040	21,538	19,473
Incremental common shares attributable to exercise of outstanding options and warrants	6,992	10,036	6,005
Denominator for diluted earnings per share	32,032	31,574	25,478
Basic earnings per share	$1.18	$0.98	$3.56
Diluted earnings per share	$0.92	$0.67	$2.72

Incremental shares of 4.5 million, 2.1 million and 979,000 related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2014, 2013 and 2012, respectively, because the effect is anti-dilutive.

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

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, from 2008 to 2010, we issued warrants to purchase our common stock in conjunction with various debt financing transactions. At the time of issuance, five of these warrants issued contained "down round," or price reset, features that are subject to classification as liabilities for financial statement purposes. These liabilities were measured at fair value, with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the market price per share of our common stock underlying these warrants with "down round" features directly affected the fair value computations for these derivative financial instruments. The effect was that any increase in the market price per share of our common stock would also increase the related liability, which in turn would result in a current period loss. Conversely, any decrease in the market price per share of our common stock would also decrease the related liability, which in turn would result in a current period gain. We used a binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrant liabilities at the end of each period, we used significant judgments with respect to the risk free interest rate, the volatility of our stock price, and the estimated life of the warrants. The warrant liabilities were included in Accounts Payable and Accrued Expenses on our Consolidated Balance Sheets. On March 29, 2012 we agreed with the holders to amend three of the five warrants that contained the “down round” features, removing those specific price reset terms. On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above. The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts Payable to Common Stock. On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round” features, removing those specific price reset terms. The $250,000 aggregate value of this amended warrant was reclassified from Accounts Payable to Common Stock on the date of the amendment. The fifth warrant with the “down round” feature was exercised on February 22, 2013. The $583,000 intrinsic value of this warrant was reclassified from Accounts Payable to Common Stock on the date of the exercise. As of December 31, 2014 and 2013, all five of the warrants issued that previously contained price reset features have either been amended or exercised and are no longer subject to quarterly valuations.

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2014 we were in compliance with all such financial covenants.

Gain on Cancellation of Debt

In April 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment of $6.1 million and a new 5% note for $5.3 million due in June 2014. The Class D notes were held by the same related party that held our senior secured debt. On the date we repurchased the Class D notes, the Class D note holder owned 10.5% of our outstanding common stock and warrants to purchase an additional 1.9 million shares of common stock. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million for the year ended December 31, 2013.

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

In 2013, we recognized $7.8 million in contingent liability expenses to either record or increase the amounts we believed represented our best estimate of probable incurred losses related to various matters. The amount was allocated in part to a long running case (“Pardee”) in which we were sued for indemnity, and also to more recent matters. In September 2014 we reached a settlement of the Pardee case, pursuant to which we paid $5.99 million and all claims against us were fully and finally discharged.

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

We have recorded a liability as of December 31, 2014, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $175.4 million and $132.3 million as of December 31, 2014 and 2013, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $31.2 million and $23.3 million as of December 31, 2014 and 2013, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2014	2013
	(In thousands)
Finance receivables
Automobile finance receivables, net of unearned interest	$1,612,246	$1,182,950
Less: Unearned acquisition fees and discounts	(16,290)	(27,887)
Finance receivables	$1,595,956	$1,155,063

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Delinquency Status
Current	$1,523,020	$1,125,926
31 - 60 days	42,730	21,421
61 - 90 days	23,300	24,663
91 + days	23,196	10,940
	$1,612,246	$1,182,950

Finance receivables totaling $23.2 million and $10.9 million at December 31, 2014 and 2013, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$39,626	$19,594	$10,351
Provision for credit losses	108,228	76,869	33,495
Charge-offs	(109,914)	(69,455)	(37,638)
Recoveries	23,520	12,618	13,386
Balance at end of year	$61,460	$39,626	$19,594

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2014	2013
	(In thousands)
Gross balance of repossessions in inventory	$28,234	$24,743
Allowance for losses on repossessed inventory	(17,829)	(14,779)
Net repossessed inventory included in other assets	$10,405	$9,964

(4) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our Consolidated Balance Sheets at fair value.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of finance receivables measured at fair value and includes $1,319 and $120,000 in repossessed inventory at December 31, 2014 and December 31, 2013, respectively:

	December 31,
	2014	2013
	(In thousands)
Finance receivables measured at fair value

Finance receivables and accrued interest, net of unearned interest	$1,664	$14,786
Less: Fair value adjustment	–	(310)
Finance receivables measured at fair value	$1,664	$14,476

The following table summarizes the delinquency status of finance receivables measured at fair value as of December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
	(In thousands)
Delinquency Status
Current	$1,266	$13,421
31 - 60 days	262	878
61 - 90 days	74	253
91 + days	62	234
	$1,664	$14,786

(5) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2014	2013
	(In thousands)
Furniture and fixtures	$1,396	$1,141
Computer and telephone equipment	4,424	4,094
Leasehold improvements	871	633
	6,691	5,868
Less: accumulated depreciation and amortization	(5,530)	(5,102)
	$1,161	$766

Depreciation expense totaled $428,000, $437,000 and $543,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(6) Securitization Trust Debt.

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Final Scheduled Payment	Receivables Pledged at December 31,	Initial	Outstanding Principal at December 31,	Outstanding Principal at December 31,	Weighted Average Interest Rate at December 31,
Series	Date (1)	2014 (2)	Principal	2014	2013	2014
		(Dollars in thousands)
Page Five Funding	January 2018	–	46,058	–	9,358	–
CPS 2011-A	April 2018	12,613	100,364	8,457	24,526	2.84%
CPS 2011-B	September 2018	23,569	109,936	22,985	44,433	4.54%
CPS 2011-C	March 2019	30,662	119,400	30,601	56,271	4.95%
CPS 2012-A	June 2019	36,757	155,000	35,923	65,051	3.41%
CPS 2012-B	September 2019	51,168	141,500	50,125	86,254	3.11%
CPS 2012-C	December 2019	56,717	147,000	55,619	93,006	2.45%
CPS 2012-D	March 2020	68,703	160,000	67,833	108,815	2.12%
CPS 2013-A	June 2020	98,601	185,000	97,775	142,842	1.97%
CPS 2013-B	September 2020	119,537	205,000	118,692	172,499	2.46%
CPS 2013-C	December 2020	135,980	205,000	133,628	191,504	2.75%
CPS 2013-D	March 2021	134,498	183,000	132,150	183,000	2.44%
CPS 2014-A	June 2021	146,784	180,000	143,456	–	2.05%
CPS 2014-B	September 2021	180,717	202,500	177,601	–	1.87%
CPS 2014-C	December 2021	259,899	273,000	256,151	–	2.10%
CPS 2014-D (3)	March 2022	180,449	267,500	267,500	–	2.34%
		$1,536,654	$2,680,258	$1,598,496	$1,177,559

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $636.5 million in 2015, $468.3 million in 2016, $285.8 million in 2017, $143.2 million in 2018, $56.8 million in 2019, and $7.9 million in 2020.
(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.
(3)	An additional $85.3 million of receivables were pledged to CPS 2014-D in January 2015.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2014.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2014, restricted cash under the various agreements totaled approximately $175.4 million. This amount includes $85.3 million in pre-funding proceeds related to CPS 2014-D. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of transaction costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Debt

The terms of our debt outstanding at December 31, 2014 and 2013 are summarized below:

			Amount Outstanding at
			December 31,	December 31,
			2014	2013
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.73% over one month Libor (Minimum 6.73%)	March 2017	$23,581	$9,452

	5.50% over one month Libor (Minimum 6.25%)	August 2017	33,258	–

Residual interest financing	11.75% over one month Libor	April 2018	12,327	19,096

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% loan was made in September 2013. Final residual payment was made in January 2015.	1,250	13,117

Senior secured debt, related party	13.00%	n/a	–	37,128

	5.00%	n/a	–	1,431

Subordinated renewable notes	Weighted average rate of 10.7% and 12.5% at December 31, 2014 and 2013, respectively	Weighted average maturity of October 2016 and July 2015 at December 31, 2014 and 2013, respectively	15,233	19,142

			$85,649	$99,366

In March 2013 we renewed our $100 million warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.73% per annum, with a minimum rate of 6.73% per annum. There was $23.6 million outstanding under this facility at December 31, 2014. This facility has a revolving period through March 2015 and an amortization period through March 2017 for any receivables pledged to the facility at the end of the revolving period.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, we renewed our $100 million warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.25% per annum. There was $33.3 million outstanding under this facility at December 31, 2014. This facility has a revolving period through August 2016 and an amortization period through August 2017 for any receivables pledged at the end of the revolving period.

The total outstanding debt on our warehouse lines of credit was $56.8 million as of December 31, 2014, compared to $9.5 million outstanding as of December 31, 2013.

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

The following table summarizes the contractual and expected maturity amounts of long term debt as of December 31, 2014:

Contractual maturity date	Residual interest financing (1)	Subordinated renewable notes	Total
	(In thousands)
2015	$2,188	$8,171	$10,359
2016	1,473	3,833	5,306
2017	3,159	1,142	4,301
2018	5,507	610	6,117
2019	–	49	49
Thereafter	–	1,428	1,428
Total	$12,327	$15,233	$27,560

_________________________

(1)	The residual interest financing debt has a contractual maturity date in April 2018. This debt is expected to become due and payable prior to that date, based on the decreasing valuation of the underlying collateral.
(2)	Debt secured by receivables measured at fair value, in the amount of $1.3 million as of December 31, 2014, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs.

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

We are required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines of credit, senior debt, residual interest financing and subordinated debt. The covenants for the senior debt, residual interest financing and subordinated debt restrict the payment of certain distributions, including dividends (See Note 7).

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchases

At five different times between 2000 and 2011, our Board of Directors has authorized the repurchase of up to $34.5 million of our securities. As of December 31, 2014, we had purchased $5.0 million principal amount of debt securities, and $28.4 million of our common stock, representing 9,800,720 shares. There is approximately $1.0 million remaining under such plans, which have no expiration date.

Options and Warrants

In 2006, the Company adopted and its shareholders approved the CPS 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to our employees or employees of our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. In June 2008, May 2012 and again in April 2013, the shareholders of the Company approved an amendment to the 2006 Plan to increase the maximum number of shares that may be subject to awards under the 2006 Plan to 5,000,000, 7,200,000 and 12,200,000, respectively, in each case plus shares authorized under prior plans and not issued. Options that have been granted under the 2006 Plan and a previous plan approved in 1997 have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms generally of 7-10 years and vesting generally over 4-5 years.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $2.73, $4.79 and $1.15, respectively. That fair value was estimated using the Black-Scholes option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 52% to 55% for 2014, 50% to 85% for 2013 and 54% to 82% for 2012. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2014	2013	2012
Expected life (years)	4.22	5.41	5.63
Risk-free interest rate	1.43%	0.73%	1.32%
Volatility	55%	80%	79%
Expected dividend yield	–	–	–

For the years ended December 31, 2014, 2013 and 2012, we recorded stock-based compensation costs in the amount of $3.8 million, $3.9 million and $1.1 million, respectively. As of December 31, 2014, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $13.9 million. This amount will be recognized as expense over a weighted-average period of 3.0 years.

At December 31, 2014 and 2013, the options outstanding and exercisable had intrinsic values of $36.7 million and $61.6 million, respectively. The total intrinsic value of options exercised was $9.1 million and $8.1 million for the years ended December 31, 2014 and 2013, respectively. New shares were issued for all options exercised during the year ended December 2014 and cash of $2.5 million was received. A tax benefit of $1.0 million was recorded for the options exercised in 2014. At December 31, 2014, there were a total of 2.1 million additional shares available for grant under the 2006 Plan.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2014 for stock options under the 2006 and 1997 plans is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	10,128	$3.30	N/A
Granted	2,030	6.59	N/A
Exercised	(1,227)	2.02	N/A
Forfeited/Expired	(103)	4.58	N/A
Options outstanding at the end of period	10,828	$4.05	6.01 years

Options exercisable at the end of period	5,761	$2.52	4.89 years

The per share weighted average exercise price of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2014, 2013 and 2012, was $6.59, $7.43 and $1.72, respectively. We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2014, 2013 and 2012.

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

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of December 31, 2014.

A warrant to purchase 1,162,270 shares of our common shares at an exercise price of $0.876 per share, which was issued in connection with our $50 million revolving credit facility established in September 2009, was exercised by the lender in April 2013.

Warrants to purchase 500,000 of our common shares at an exercise price of $1.41 per share were issued to certain note purchasers in our March 2010 $50 million term funding facility. Warrants to purchase 409,390 shares were exercised during 2014 and none remain outstanding as of December 31, 2014.

(9) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Interest on finance receivables	$286,361	$231,320	$174,019
Residual interest income	372	–	458
Other interest income	1	10	837
Interest income	$286,734	$231,330	$175,314

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of interest expense:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Securitization trust debt	$38,558	$34,744	$38,289
Warehouse lines of credit	5,217	5,003	6,874
Senior secured debt, related party	1,651	8,064	12,314
Debt secured by receivables at fair value	772	3,877	15,877
Residual interest financing	1,989	3,330	2,629
Subordinated renewable notes	2,208	3,161	3,439
Interest expense	$50,395	$58,179	$79,422

(10) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current federal tax expense	$1,348	$977	$369
Current state tax expense	1,316	365	49
Deferred federal tax expense	18,338	13,306	2,826
Deferred state tax expense (benefit)	1,724	1,520	(654)
Change in valuation allowance	–	–	(62,811)
Income tax expense (benefit)	$22,726	$16,168	$(60,221)

Income tax expense/(benefit) for the years ended December 31, 2014, 2013 and 2012 differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Expense at federal tax rate	$18,285	$13,011	$3,215
State taxes, net of federal income tax effect	2,651	2,079	1,190
Other adjustments to tax reserve	(54)	(419)	(1,153)
Effect of change in state tax rate	144	(239)	(1,105)
Change in valuation allowance	–	–	(62,811)
Stock-based compensation	1,182	911	321
Non-deductible expenses	116	619	63
Other	402	206	59
	$22,726	$16,168	$(60,221)

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred Tax Assets:
Finance receivables	$19,046	$17,258
Accrued liabilities	2,551	5,079
Furniture and equipment	16	196
NOL carryforwards	6,922	23,811
Built in losses	11,698	13,074
Pension accrual	1,090	–
AMT credit carryforward	2,899	1,993
Other	941	839
Total deferred tax assets	45,163	62,250

Deferred Tax Liabilities:
FAS 91 deferred costs	(2,316)	(1,555)
Pension accrual	–	(1,136)
Investment residual	–	(344)
Total deferred tax liabilities	(2,316)	(3,035)

Net deferred tax asset	$42,847	$59,215

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

Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $42.8 million as of December 31, 2014 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $42.8 million consists of approximately $32.7 million of net U.S. federal deferred tax assets and $10.1 million of net state deferred tax assets. The major components of the deferred tax asset are $18.6 million in net operating loss carryforwards and built in losses and $24.2 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of $3.5 million and $108.5 million, respectively. The federal net operating losses begin to expire in 2022. The state net operating losses begin to expire in 2015.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits including interest and penalties for the year:

	2014	2013
	(In thousands)
Unrecognized tax benefit - opening balance	$–	$1,331
Gross increases - tax positions in prior period	–	–
Gross decreases - tax positions in current period	–	–
Gross increases - tax positions in current period	–	–
Settlements	–	(686)
Lapse of statute of limitations	–	(645)
Unrecognized tax benefit - ending balance	$–	$–

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2014, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2011.

(11) Related Party Transactions

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public. The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2014, $4.0 million remains outstanding on this note.

(12) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2018. Future minimum lease payments at December 31, 2014, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2015	$3,695
2016	3,185
2017	1,878
2018	1,536
2019	1,089
Thereafter	–
Total minimum lease payments	$11,383

Rent expense for the years ended December 31, 2014, 2013 and 2012, was $3.5 million, $2.6 million and $2.9 million, respectively.

Our facility leases contain certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the terms of the leases.

Litigation

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such purported class actions, one of which has been settled by agreement with the plaintiffs (such settlement remains subject to approval by the court). For the most part, we have legal and factual defenses to such claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of December 31, 2014 with respect to such matters, in the aggregate.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile contracts and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We are investigating these matters internally and are cooperating with the request. Such investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of December 31, 2014, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2014, and in excess of the liability we have recorded, is from $0 to $1.5 million.

Accordingly, we believe that the ultimate resolution of such legal proceedings and contingencies, after taking into account our current litigation reserves, should not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the uncertainties inherent in contested proceedings, there can be no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have accrued; as a result, the outcome of a particular matter may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period. See Note 1 for a discussion of legal contingent liabilities.

(13) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees’ contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $642,000 and $471,000 for the year ended December 31, 2014 and 2013. We did not make any matching contributions in 2012.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$18,841	$21,792
Service cost	–	–
Interest cost	888	823
Assumption changes	3,570	(2,420)
Actuarial (gain) loss	211	(113)
Settlements	–	–
Benefits paid	(951)	(1,241)
Projected benefit obligation, end of year	$22,559	$18,841

Change in Plan Assets
Fair value of plan assets, beginning of year	$21,664	$16,612
Return on assets	(1,009)	6,009
Employer contribution	237	389
Expenses	(93)	(105)
Settlements	–	–
Benefits paid	(951)	(1,241)
Fair value of plan assets, end of year	$19,848	$21,664

Funded Status at end of year	$(2,711)	$2,823

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2014 and 2013 were as follows:

	December, 31
	2014	2013
Weighted average assumptions used to determine benefit obligations
Discount rate	3.80%	4.75%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.75%	3.91%
Expected return on plan assets	8.00%	8.25%

Our overall expected long-term rate of return on assets is 8.00% per annum as of December 31, 2014. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013	2012
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$–	$2,823	$–
Other liabilities	(2,711)	–	(5,180)
Net amount recognized	$(2,711)	$2,823	$(5,180)

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$7,977	$1,367	$8,953
Unrecognized transition asset	–	–	–
Net amount recognized	$7,977	$1,367	$8,953

Components of net periodic benefit cost
Interest cost	$888	$823	$875
Expected return on assets	(1,727)	(1,335)	(928)
Amortization of transition asset	–	–	–
Amortization of net loss	–	484	680
Net periodic benefit cost	(839)	(28)	627
Settlement (gain)/loss	–	–	–
Total	$(839)	$(28)	$627

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$6,610	$(7,586)	$(2,748)
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$6,610	$(7,586)	$(2,748)

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is $350,000.

The weighted average asset allocation of our pension benefits at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	84%	87%
Debt securities	15%	13%
Cash and cash equivalents	1%	0%
Total	100%	100%

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Estimated Future Benefit Payments (In thousands)
2015	$771
2016	785
2017	822
2018	856
2019	902
Years 2020 - 2023	5,128

Anticipated Contributions in 2015	$–

The fair value of plan assets at December 31, 2014 and 2013, by asset category, is as follows:

	December 31, 2014
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$6,542	$–	$–	$6,542
Large Cap Value	–	2,378	–	2,378
Mid Cap Index	–	682	–	682
Small Cap Growth	–	691	–	691
Small Cap Value	–	673	–	673
Focus Value	–	700		700
Growth	–	2,383	–	2,383
International Growth	–	2,649	–	2,649
Core Bond	–	1,969	–	1,969
High Yield	–	382	–	382
Inflation Protected Bond	–	518	–	518
Money Market	–	281	–	281
Total	$6,542	$13,306	$–	$19,848

	December 31, 2013
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$8,319	$–	$–	$8,319
Fundamental Value	–	2,384	–	2,384
Mid Cap Growth	–	709	–	709
Focus Value	–	692	–	692
Small Co. Value	–	693	–	693
Growth	–	3,237	–	3,237
International Growth	–	2,855	–	2,855
Core Bond	–	1,870	–	1,870
High Yield	–	387	–	387
Inflation Protected Bond	–	487	–	487
Money Market	–	31	–	31
Total	$8,319	$13,345	$–	$21,664

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.
(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.
(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Fair Value Measurements

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

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes. In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. We also sold the securities retained from the September 2008 transaction. No gain or loss was recorded as a result of the re-securitization transaction described above. We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy. The residual interest in such securitization is $68,000 as of December 31, 2014 and $854,000 as of December 31, 2013 and is classified as level 3 in the fair value hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses. We used a discount rate of 20% per annum and a cumulative net loss rate of 15% at December 31, 2014 and 2013. The assumptions we used are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the acquired finance receivables and related debt measured at fair value on a recurring basis using significant unobservable inputs:

	December 31,
	2014	2013
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of year	$14,476	$59,668
Payments on finance receivables at fair value	(12,276)	(43,122)
Charge-offs on finance receivables at fair value	(846)	(2,896)
Discount accretion	283	1,421
Mark to fair value	27	(595)
Balance at end of year	$1,664	$14,476

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of year	$13,117	$57,107
Principal payments on debt at fair value	(12,456)	(45,969)
Premium accretion	712	2,726
Mark to fair value	(123)	(747)
Balance at end of year	1,250	13,117
Reduction for payments collected and payable	–	(1,654)
Adjusted balance at end of year	$1,250	$11,463

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	December 31, 2014		December 31, 2013
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$1,664	$1,664	$14,786	$14,476

Debt secured by Fireside receivables portfolio	–	1,250	–	13,117

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

Repossessed vehicle inventory, which is included in Other Assets on our Consolidated Balance Sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2014, the finance receivables related to the repossessed vehicles in inventory totaled $28.2 million. We have applied a valuation adjustment, or loss allowance, of $17.8 million, which is based on a recovery rate of approximately 37%, resulting in an estimated fair value and carrying amount of $10.4 million. The fair value and carrying amount of the repossessed inventory at December 31, 2013 was $10.0 million after applying a valuation adjustment of $14.8 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2014 and 2013. We have no level 3 assets that are measured at fair value on a non-recurring basis. The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013
	(in thousands)
Residual Interest in Securitizations:
Balance at beginning of year	$854	$4,824
Cash received during year	(1,158)	(3,970)
Included in earnings	372	–
Balance at end of year	$68	$854

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	December 31,				December 31,
	2014	2013	Valuation Techniques	Unobservable Inputs	2014	2013
	(In thousands)
Assets:

				Discount rate	15.4%	15.4%
Finance receivables measured at fair value	$1,664	$14,476	Discounted cash flows	Cumulative net losses	5.0%	5.0%
				Monthly average prepayments	0.5%	0.5%

				Discount rate	20.0%	20.0%
Residual interest in securitizations	68	854	Discounted cash flows	Cumulative net losses	15.0%	15.0%
				Monthly average prepayments	0.5%	0.5%

Liabilities:

Debt secured by receivables measured at fair value	1,250	13,117	Discounted cash flows	Discount rate	12.2%	12.2%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at December 31, 2014 and 2013, were as follows:

	As of December 31, 2014
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,859	$17,859	$–	$–	$17,859
Restricted cash and equivalents	175,382	175,382	–	–	175,382
Finance receivables, net	1,534,496	–	–	1,512,567	1,512,567
Finance receivables measured at fair value	1,664	–	–	1,664	1,664
Residual interest in securitizations	68	–	–	68	68
Accrued interest receivable	23,372	–	–	23,372	23,372
Liabilities:
Warehouse lines of credit	$56,839	$–	$–	$56,839	$56,839
Accrued interest payable	2,613	–	–	2,613	2,613
Residual interest financing	12,327	–	–	12,327	12,327
Debt secured by receivables measured at fair value	1,250	–	–	1,250	1,250
Securitization trust debt	1,598,496	–	–	1,619,742	1,619,742
Subordinated renewable notes	15,233	–	–	15,233	15,233

	As of December 31, 2013
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$22,112	$22,112	$–	$–	$22,112
Restricted cash and equivalents	132,284	132,284	–	–	132,284
Finance receivables, net	1,115,437	–	–	1,100,153	1,100,153
Finance receivables measured at fair value	14,476	–	–	14,476	14,476
Residual interest in securitizations	854	–	–	854	854
Accrued interest receivable	18,670	–	–	18,670	18,670
Liabilities:
Warehouse lines of credit	$9,452	$–	$–	$9,452	$9,452
Accrued interest payable	2,908	–	–	2,908	2,908
Residual interest financing	19,096	–	–	19,096	19,096
Debt secured by receivables measured at fair value	13,117	–	–	13,117	13,117
Securitization trust debt	1,177,559	–	–	1,189,086	1,189,086
Senior secured debt, related party	38,559	–	–	38,559	38,559
Subordinated renewable notes	19,142	–	–	19,142	19,142

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2014 and 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2014
Revenues	$68,146	$71,594	$77,050	$83,467
Income before income tax expense	11,764	12,329	13,804	14,346
Net income	6,705	7,026	7,776	8,010
Earnings per share:
Basic	$0.28	$0.28	$0.31	$0.31
Diluted	0.21	0.22	0.24	0.25

2013
Revenues	$54,594	$70,482	$64,066	$66,634
Income before income tax expense	6,528	8,546	10,559	11,540
Net income	3,785	4,825	5,873	6,522
Earnings per share:
Basic	$0.19	$0.23	$0.27	$0.28
Diluted	0.12	0.15	0.19	0.21

2012
Revenues	$44,518	$44,151	$47,920	$50,620
Income before income tax expense	512	1,341	2,728	4,607
Net income	512	1,341	2,728	64,828
Earnings per share:
Basic	$0.03	$0.07	$0.14	$3.30
Diluted	0.02	0.05	0.11	2.20

