Form 10-Q
period 2015-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2015-04-24
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer [_]    Accelerated Filer [X]

Non-Accelerated Filer [_]    Smaller Reporting Company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

As of April 20, 2015 the registrant had 26,101,400 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2015

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$20,202	$17,859
Restricted cash and equivalents	173,451	175,382

Finance receivables	1,683,904	1,595,956
Less: Allowance for finance credit losses	(68,142)	(61,460)
Finance receivables, net	1,615,762	1,534,496

Finance receivables measured at fair value	743	1,664
Furniture and equipment, net	1,417	1,161
Deferred financing costs	12,609	12,362
Deferred tax assets, net	40,347	42,847
Accrued interest receivable	24,496	23,372
Other assets	16,426	23,915
	$1,905,453	$1,833,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$21,665	$21,660
Warehouse lines of credit	21,965	56,839
Residual interest financing	12,074	12,327
Debt secured by receivables measured at fair value	–	1,250
Securitization trust debt	1,697,649	1,598,496
Subordinated renewable notes	15,082	15,233
	1,768,435	1,705,805
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 25,750,240 and 24,540,640 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	81,945	80,513
Retained earnings	60,124	51,791
Accumulated other comprehensive loss	(5,051)	(5,051)
	137,018	127,253

	$1,905,453	$1,833,058

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,

	2015	2014
Revenues:
Interest income	$82,359	$64,996
Servicing fees	148	513
Other income	3,482	2,637
	85,989	68,146

Expenses:
Employee costs	14,486	10,890
General and administrative	4,836	3,603
Interest	13,173	13,381
Provision for credit losses	33,439	23,880
Marketing	4,204	3,846
Occupancy	954	688
Depreciation and amortization	148	94
	71,240	56,382
Income before income tax expense	14,749	11,764
Income tax expense	6,416	5,059
Net income	$8,333	$6,705

Earnings per share:
Basic	$0.33	$0.28
Diluted	0.26	0.21

Number of shares used in computing earnings per share:
Basic	25,635	24,355
Diluted	31,991	32,011

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,

	2015	2014

Net income	$8,333	$6,705

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$8,333	$6,705

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$8,333	$6,705
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(2,881)	(4,610)
Accretion of purchase discount on receivables measured at fair value	–	(239)
Amortization of discount on securitization trust debt	20	41
Amortization of discount on senior secured debt, related party	–	623
Accretion of premium on debt secured by receivables measured at fair value	–	304
Mark to fair value on debt secured by receivables measured at fair value	–	194
Mark to fair value of receivables measured at fair value	–	(7)
Depreciation and amortization	148	94
Amortization of deferred financing costs	1,673	1,684
Provision for credit losses	33,439	23,880
Stock-based compensation expense	1,096	771
Interest income on residual assets	(37)	(113)
Changes in assets and liabilities:
Accrued interest receivable	(1,124)	1,213
Deferred tax assets, net	2,500	5,059
Other assets	6,644	530
Accounts payable and accrued expenses	5	26
Net cash provided by operating activities	49,816	36,155

Cash flows from investing activities:
Purchases of finance receivables held for investment	(233,890)	(189,886)
Payments received on finance receivables held for investment	122,066	103,936
Payments received on receivables portfolio at fair value	921	5,664
Proceeds received on residual interest in securitizations	–	522
Change in repossessions held in inventory	882	(1,800)
Decreases (increases) in restricted cash and cash equivalents, net	1,931	(15,312)
Purchase of furniture and equipment	(404)	(165)
Net cash used in investing activities	(108,494)	(97,041)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	245,000	180,000
Proceeds from issuance of subordinated renewable notes	111	155
Payments on subordinated renewable notes	(262)	(712)
Net proceeds from (repayments of) warehouse lines of credit	(34,874)	32,075
Proceeds from (repayments of) residual interest financing debt	(253)	(3,514)
Repayment of securitization trust debt	(145,867)	(110,220)
Repayment of debt secured by receivables measured at fair value	(1,250)	(5,039)
Repayment of senior secured debt, related party	–	(39,182)
Payment of financing costs	(1,920)	(1,578)
Exercise of options and warrants	336	1,356
Net cash provided by financing activities	61,021	53,341

Increase (decrease) in cash and cash equivalents	2,343	(7,545)

Cash and cash equivalents at beginning of period	17,859	22,112
Cash and cash equivalents at end of period	$20,202	$14,567

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,415	$11,506
Income taxes	$5	$261

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Direct mail revenues	$2,137	$1,852
Convenience fee revenue	950	810
Recoveries on previously charged-off contracts	192	35
Sales tax refunds	150	102
Other	53	(162)
Other income for the period	$3,482	$2,637

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2015 and 2014, we recorded stock-based compensation costs in the amount of $1,096,000 and $771,000, respectively. As of March 31, 2015, unrecognized stock-based compensation costs to be recognized over future periods equaled $12.8 million. This amount will be recognized as expense over a weighted-average period of 2.8 years.

The following represents stock option activity for the three months ended March 31, 2015:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	10,828	$4.05	6.01 years
Granted	–	–	N/A
Exercised	(209)	1.34	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	10,619	$4.11	5.83 years

Options exercisable at the end of period	5,932	$2.83	4.88 years

At March 31, 2015, the aggregate intrinsic value of options outstanding and exercisable was $32.0 million and $25.1 million, respectively. There were 209,000 options exercised for the three months ended March 31, 2015 compared to 574,000 for the comparable period in 2014. The total intrinsic value of options exercised was $1.2 million and $4.4 million for the three-month periods ended March 31, 2015 and 2014. There were 2.1 million shares available for future stock option grants under existing plans as of March 31, 2015.

Purchases of Company Stock

We did not re-purchase any shares of our common stock during the three months ended March 31, 2015. During the three-month period ended March 31, 2014, we re-purchased 64,430 shares of our common stock, at an average price of $7.97. All purchases were related to net exercises of outstanding options and warrants. In transactions during the three-month period ended March 31, 2014, the holder of options and warrants to purchase 365,000 shares of our common stock paid the aggregate $513,400 exercise price by surrender to us of 64,430 of such 365,000 shares. There were no open market purchases of our common stock.

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for interim and annual reporting periods beginning after December 15, 2015. ASU 2015-03 will not have a material impact on our consolidated financial position, results of operations, or cash flows.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2015, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

We have recorded a liability as of March 31, 2015, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2015	2014
Finance Receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$1,697,894	$1,612,246
Less: Unearned acquisition fees and originations costs	(13,990)	(16,290)
Finance Receivables	$1,683,904	$1,595,956

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of March 31, 2015 and December 31, 2014:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2015	2014
	(In thousands)
Deliquency Status
Current	$1,604,715	$1,523,020
31 - 60 days	38,093	42,730
61 - 90 days	23,192	23,300
91 + days	31,894	23,196
	$1,697,894	$1,612,246

Finance receivables totaling $31.9 million and $23.2 million at March 31, 2015 and December 31, 2014, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$61,460	$39,626
Provision for credit losses on finance receivables	33,439	23,880
Charge-offs	(31,829)	(23,541)
Recoveries	5,072	4,687
Balance at end of period	$68,142	$44,652

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

	March 31,	December 31,
	2015	2014
	(In thousands)
Gross balance of repossessions in inventory	$25,625	$28,234
Allowance for losses on repossessed inventory	(16,102)	(17,829)
Net repossessed inventory included in other assets	$9,523	$10,405

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	March 31,	December 31,
	2015	2014
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$743	$1,664
Less: Fair value adjustment	–	–
Finance receivables measured at fair value	$743	$1,664

The following table summarizes the delinquency status of finance receivables measured at fair value as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands)
Deliquency Status
Current	$385	$1,266
31 - 60 days	210	262
61 - 90 days	106	74
91 + days	42	62
	$743	$1,664

4) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final	Receivables		Outstanding	Outstanding	Weighted Average Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2015 (2)	Principal	2015	2014	2015
	(Dollars in thousands)
CPS 2011-A	April 2018	$10,138	$100,364	$5,836	$8,457	2.82%
CPS 2011-B	September 2018	19,613	109,936	19,299	22,985	4.46%
CPS 2011-C	March 2019	25,918	119,400	26,049	30,601	4.92%
CPS 2012-A	June 2019	31,274	155,000	30,393	35,923	3.35%
CPS 2012-B	September 2019	44,458	141,500	43,388	50,125	3.06%
CPS 2012-C	December 2019	49,655	147,000	48,610	55,619	2.40%
CPS 2012-D	March 2020	60,076	160,000	59,229	67,833	2.06%
CPS 2013-A	June 2020	87,361	185,000	87,059	97,775	1.95%
CPS 2013-B	September 2020	106,376	205,000	106,305	118,692	2.44%
CPS 2013-C	December 2020	122,248	205,000	120,830	133,628	2.87%
CPS 2013-D	March 2021	120,330	183,000	118,794	132,150	2.54%
CPS 2014-A	June 2021	132,426	180,000	130,422	143,456	2.13%
CPS 2014-B	September 2021	166,835	202,500	165,346	177,601	1.92%
CPS 2014-C	December 2021	244,750	273,000	241,176	256,151	2.15%
CPS 2014-D	March 2022	254,224	267,500	249,913	267,500	2.40%
CPS 2015-A (3)	June 2022	170,624	245,000	245,000	–	2.31%
		$1,646,306	$2,879,200	$1,697,649	$1,598,496

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $491.0 million in 2015, $538.9 million in 2016, $359.4 million in 2017, $200.1 million in 2018, $92.4 million in 2019 and $15.9 million in 2020.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

(3)	An additional $72.0 million of receivables were pledged to CPS 2015-A in April 2015.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of March 31, 2015, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2015, restricted cash under the various agreements totaled approximately $173.5 million, of which $72.0 million represented pre-funding proceeds. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Debt

The terms and amounts of our other debt outstanding at March 31, 2015 and December 31, 2014 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2015	2014
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$21,965	$23,581

	5.50% over one month Libor (Minimum 6.25%)	August 2017	–	33,258

Residual interest financing	11.75% over one month Libor	April 2018	12,074	12,327

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% loan was made in September 2013, while final residual payment was made in January 2015	–	1,250

Subordinated renewable notes	Weighted average rate of 9.83% and 10.7% at March 31, 2015 and December 31, 2014 , respectively	Weighted average maturity of November 2016 and October 2016 at March 31, 2015 and December 31, 2014, respectively	15,082	15,233

			$49,121	$85,649

In April 2015 we entered into a new $100 million warehouse credit line with affiliates of Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. This facility, which replaces a revolving credit facility that we have used since December 2010, provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. There was $22.0 million outstanding under the previous facility at March 31, 2015. The new facility has a revolving period through April 2017 and an amortization period through April 2019 for any receivables pledged to the facility at the end of the revolving period.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Interest on finance receivables	$82,321	$64,882
Residual interest income	37	113
Other interest income	1	1
Interest income	$82,359	$64,996

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Securitization trust debt	$10,876	$9,316
Warehouse lines of credit	1,473	877
Senior secured debt, related party	–	1,651
Debt secured by receivables at fair value	–	328
Residual interest financing	423	579
Subordinated renewable notes	401	630
Interest expense	$13,173	$13,381

(7) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2015 and 2014 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	25,635	24,355

Incremental common shares attributable to exercise of outstanding options and warrants	6,356	7,656

Weighted average number of common shares used to compute diluted earnings per share	31,991	32,011

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month periods ended March 31, 2015 and 2014 would have included an additional 4.7 and 2.5 million shares, respectively attributable to the exercise of outstanding options and warrants.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2011.

As of March 31, 2015 and December 31, 2014, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $40.3 million as of March 31, 2015 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $40.3 million consists of approximately $30.2 million of net U.S. federal deferred tax assets and $10.1 million of net state deferred tax assets. We estimate that we would need to generate approximately $93 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

Income tax expense was $6.4 million and $5.1 million for the three months ended March 31, 2015 and 2014, and represents an effective income tax rate of 44% and 43%, respectively.

(9) Legal Proceedings

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such purported class actions, The first of those two has been settled by agreement with the plaintiffs, with the settlement remaining subject to approval by the court. The court hearing the second has been instructed by its court of appeals to grant our motion for dismissal, following which the plaintiff may assert his claim in arbitration on an individual basis and not on a class basis.

For the most part, we have legal and factual defenses to such consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of March 31, 2015 with respect to such matters, in the aggregate.

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

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of March 31, 2015, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of March 31, 2015, and in excess of the liability we have recorded, is from $0 to $250,000.

Accordingly, we believe that the ultimate resolution of such legal proceedings and contingencies, after taking into account our current litigation reserves, should not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the uncertainties inherent in contested proceedings, the wide discretion vested in the U.S. Department of Justice and other government agencies, and the deference that courts may give to assertions made by government litigants, there can be no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have accrued; as a result, the outcome of a particular matter may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period.

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month periods ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–
Interest cost	211	220
Expected return on assets	(377)	(432)
Amortization of transition (asset)/obligation	–	–
Amortization of net (gain) / loss	87	–
Net periodic cost (benefit)	$(79)	$(212)

We did not make any contributions to the Plan during the three-month period ended March 31, 2015 and we do not anticipate making any contributions for the remainder of 2015. We contributed $112,000 during the three-month period ended March 31, 2014.

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

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$1,664	$14,476
Payments on finance receivables at fair value	(921)	(5,321)
Charge-offs on finance receivables at fair value	–	(343)
Discount accretion	–	239
Mark to fair value	–	7
Balance at end of period	$$743	$9,058

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$1,250	$13,117
Principal payments on debt at fair value	(1,250)	(5,039)
Premium accretion	–	304
Mark to fair value	–	194
Balance at end of period	–	8,576
Reduction for payments collected and payable	–	(1,399)
Adjusted balance at end of period	$–	$7,177

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	March 31, 2015		December 31, 2014
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$743	$743	$1,664	$1,664

Debt secured by Fireside receivables portfolio	–	–	–	1,250

The fair value of the debt secured by the Fireside receivables portfolio represents the discounted value of future cash flows that we estimate will become due to the lender in accordance with the terms of our financing for the Fireside portfolio. The terms of the debt provide for the lenders to receive a share of residual cash flows from the underlying receivables after the contractual balance of the debt is repaid and the Company’s investment in the Fireside portfolio is returned. The final residual payment was made in January 2015.

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2015, the finance receivables related to the repossessed vehicles in inventory totaled $25.6 million. We have applied a valuation adjustment, or loss allowance, of $16.1 million, which is based on a recovery rate of approximately 37%, resulting in an estimated fair value and carrying amount of $9.5 million. The fair value and carrying amount of the repossessed inventory at December 31, 2014 was $10.4 million after applying a valuation adjustment of $17.8 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months ended March 31, 2015 and 2014. We have no level 3 assets that are measured at fair value on a non-recurring basis.

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	March 31,	December 31,	Valuation	Unobservable	March 31,	December 31,
	2015	2014	Techniques	Inputs	2015	2014
	(In thousands)
Assets:

Finance receivables measured at fair value	$743	$1,664	Discounted cash flows	Discount rate	15.4%	15.4%
				Cumulative net losses	5.0%	5.0%
				Monthly average prepayments	0.5%	0.5%
Liabilities:

Debt secured by receivables measured at fair value	–	1,250	Discounted cash flows	Discount rate	n/a	12.2%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at March 31, 2015 and December 31, 2014, were as follows:

	As of March 31, 2015
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$20,202	$20,202	$–	$–	$20,202
Restricted cash and equivalents	173,451	173,451	–	–	173,451
Finance receivables, net	1,615,762	–	–	1,589,952	1,589,952
Finance receivables measured at fair value	743	–	–	743	743
Residual interest in securitizations	32	–	–	32	32
Accrued interest receivable	24,496	–	–	24,496	24,496
Liabilities:
Warehouse lines of credit	$21,965	$–	$–	$21,965	$21,965
Accrued interest payable	2,678	–	–	2,678	2,678
Residual interest financing	12,074	–	–	12,074	12,074
Securitization trust debt	1,697,649	–	–	1,720,705	1,720,705
Subordinated renewable notes	15,082	–	–	15,082	15,082

	As of December 31, 2014
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,859	$17,859	$–	$–	$17,859
Restricted cash and equivalents	175,382	175,382	–	–	175,382
Finance receivables, net	1,534,496	–	–	1,512,567	1,512,567
Finance receivables measured at fair value	1,664	–	–	1,664	1,664
Residual interest in securitizations	68	–	–	68	68
Accrued interest receivable	23,372	–	–	23,372	23,372
Liabilities:
Warehouse lines of credit	$56,839	$–	$–	$56,839	$56,839
Accrued interest payable	2,613	–	–	2,613	2,613
Residual interest financing	12,327	–	–	12,327	12,327
Debt secured by receivables measured at fair value	1,250	–	–	1,250	1,250
Securitization trust debt	1,598,496	–	–	1,619,742	1,619,742
Subordinated renewable notes	15,233	–	–	15,233	15,233

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of March 31, 2015 and December 31, 2014, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

Warehouse Lines of Credit, Residual Interest Financing, and Subordinated Renewable Notes

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2015, we have purchased a total of approximately $11.6 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
Three months ended March 31, 2015	233,890	1,725,523

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

Since 1994 we have conducted 66 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of March 31, 2015, 17 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
Three months ended March 31, 2015	1	245,000

Our 2010 securitization was, in substance, a re-securitzation of the receivables from our second securitization of 2008, which allowed us to take advantage of a lower interest rate environment at that time. Our 2012 securitizations included $58.2 million in contracts that were repurchased in 2012 from securitizations closed in 2006 and 2007. Our 2013 securitizations included $7.4 million in contracts that were repurchased from a securitization closed in 2008.

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of March 31, 2015 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at March 31, 2015 included $72.0 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In April 2015, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

Our current short-term funding capacity is $200 million, comprising two credit facilities. The first $100 million credit facility was established in December 2010. This facility was renewed in March 2013, extending the revolving period to March 2015, and extended again in March 2015 to April 2015, when it was repaid in full. Our second $100 million credit facility was established in May 2012. This facility was renewed in August 2014, extending the revolving period to August 2016, and adding an amortization period through August 2017. In April 2015, we entered into a new $100 million facility with a revolving period extending to April 2017 followed by an amortization period to April 2019.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-defaulted provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of March 31, 2015 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2015 with the three months ended March 31, 2014

Revenues.  During the three months ended March 31, 2015, our revenues were $86.0 million, an increase of $17.8 million, or 26.2%, from the prior year revenue of $68.1 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2015 increased $17.4 million, or 26.7%, to $82.4 million from $65.0 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,295.2 million at March 31, 2014 to $1,725.5 million at March 31, 2015. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,703.3	$1,228.5
Fireside	1.0	10.9
Total	$1,704.3	$1,239.4

Servicing fees totaling $148,000 for the three months ended March 31, 2015 decreased $365,000, or 71.2%, from $513,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of March 31, 2015 and 2014, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	March 31, 2015		March 31, 2014
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,723.6	99.9%	$1,280.3	98.8%
Fireside	0.7	0.0%	9.1	0.7%
Owned by Non-Consolidated Subsidiaries	0.2	0.0%	2.4	0.2%
Third-Party Servicing Portfolios	1.0	0.1%	3.4	0.3%
Total	$1,725.5	100.0%	$1,295.2	100.0%

(1) Contractual balances.
(2) Percentages may not add up to 100% due to rounding.

At March 31, 2015, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,725.5 million (this amount includes $189,000 of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $1.0 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,295.2 million as of March 31, 2014. At March 31, 2015 and 2014, the managed portfolio composition was as follows:

	March 31, 2015		March 31, 2014
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,724.5	99.9%	$1,282.6	99.0%
Fireside	0.7	0.0%	9.1	0.7%
Third Party Portfolio	0.3	0.0%	3.5	0.3%
Total	$1,725.5	100.0%	$1,295.2	100.0%

(1) Contractual balances.
(2) Percentages may not add up to 100% due to rounding.

Other income of $3.5 million in the three months ended March 31, 2015 increased by $845,000, or 32.0% compared to the prior year. The three-month period ended March 31, 2015 includes an increase of $285,000 in revenue associated with direct mail and other related products and services that we offer to our dealers, an increase of $140,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments and an increase of $48,000 in sales tax refunds. In addition, in the prior year period, we incurred a markdown of $187,000 in the fair value of the principal balance and related debt of the Fireside portfolio.

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

Total operating expenses were $71.2 million for the three months ended March 31, 2015, compared to $56.4 million for the prior year, an increase of $14.9 million, or 26.4%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $3.6 million or 33.0%, to $14.5 million during the three months ended March 31, 2015, representing 20.3% of total operating expenses, from $10.9 million for the prior year, or 19.3% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$233.9	$189.9
Contracts purchased (units)	14,688	12,854
Managed portfolio outstanding (dollars)	$1,725.5	$1,295.2
Managed portfolio outstanding (units)	129,657	103,540

Number of Originations staff	214	171
Number of Marketing staff	140	113
Number of Servicing staff	457	340
Number of other staff	73	81
Total number of employees	884	705

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $4.8 million, an increase of $1.2 million, or 34.2% compared to the previous year and represented 6.8% of total operating expenses.

Interest expense for the three months ended March 31, 2015 decreased by $208,000 to $13.2 million, or 18.5% of total operating expenses, compared to $13.4 million in the previous year.

The debt on the Fireside portfolio was repaid in full in January 2015. As a result, we incurred no interest expense on that debt compared to $328,000 in the prior year period.

Interest on securitization trust debt increased by $1.6 million, or 16.7%, for the three months ended March 31, 2015 compared to the prior year. The average balance of securitization trust debt increased 35.9% to $1,582.9 million at March 31, 2015 compared to $1,164.5 million at March 31, 2014. However, the blended interest rates on term securitizations completed since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012. As a result, the cost of securitization debt during the three month period ended March 31, 2015 was 2.7%, compared to 3.2% in the prior year period.

Interest expense on senior secured debt was zero in the three months ended March 31, 2015 compared to $1.7 million in the prior year period. This was due to the repayment in full of senior secured debt on March 31, 2014. Interest expense on subordinated renewable notes decreased by $229,000. The decrease is due to a decrease in the average balance from $18.7 million to $15.1 million and a decrease in the average cost from 13.4% to 10.6%. Interest expense on residual interest financing decreased $156,000 in the three months ended March 31, 2015 compared to the prior year. The decrease is due to net repayments of $3.5 million during the twelve months ended March 31, 2015.

Interest expense on warehouse debt increased by $596,000 for the three months ended March 31, 2015 compared to the prior year. We increased our contract purchases to $233.9 million for the three months ended March 31, 2015 compared to $189.9 million in the prior period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	(Dollars in thousands)
	Average		Annualized Average	Average		Annualized Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,678,610	$82,205	19.6%	$1,228,499	$64,304	20.9%
Finance receivables measured at fair value	1,009	154	61.1%	10,884	692	25.4%
	$1,679,619	82,359	19.6%	$1,239,383	64,996	21.0%

Interest Bearing Liabilities$
Warehouse lines of credit (3)	$63,626	1,473	9.3%	$22,338	877	15.7%
Residual interest financing	12,191	423	13.9%	16,778	579	13.8%
Debt secured by receivables measured at fair value	–	–	0.0%	10,099	328	13.0%
Securitization trust debt	1,582,934	10,876	2.7%	1,164,468	9,316	3.2%
Senior secured debt, related party	–	–	0.0%	28,412	1,651	23.2%
Subordinated renewable notes	15,126	401	10.6%	18,742	630	13.4%
	$1,673,877	13,173	3.1%	$1,260,837	13,381	4.2%

Net interest income/spread		$69,186			$51,615
Net interest yield (4)			16.5%			16.7%
Ratio of average interest earning assets to average interest bearing liabilities	100%			98%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Interest expense includes deferred financing costs and non-utilization fees.

(4)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2015
	Compared to March 31, 2014
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$17,901	$23,560	$(5,659)
Finance receivables measured at fair value	(538)	(628)	90
	17,363	22,932	(5,569)
Interest Bearing Liabilities
Warehouse lines of credit	596	1,621	(1,025)
Residual interest financing	(156)	(158)	2
Debt secured by receivables measured at fair value	(328)	(328)	–
Securitization trust debt	1,560	3,348	(1,788)
Senior secured debt, related party	(1,651)	(1,651)	–
Subordinated renewable notes	(229)	(122)	(107)
	(208)	2,710	(2,918)

Net interest income/spread	$17,571	$20,222	$(2,651)

The reduction in the annualized yield on our finance receivables for the three months ended March 31, 2015 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $33.4 million for the three months ended March 31, 2015, an increase of $9.6 million, or 40.0% compared to the prior year and represented 46.9% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $358,000, or 9.3%, to $4.2 million during the three months ended March 31, 2015, compared to $3.8 million in the prior year period, and represented 5.9% of total operating expenses. For the three months ended March 31, 2015, we purchased 14,688 contracts representing $233.9 million in receivables compared to 12,854 contracts representing $189.9 million in receivables in the prior year.

Occupancy expenses increased by $266,000 or 38.8%, to $954,000 compared to $688,000 in the previous year and represented 1.3% of total operating expenses. The increase is primarily due to the establishment in April 2014 of our Nevada branch.

Depreciation and amortization expenses increased by $54,000 or 57.4%, to $148,000 compared to $94,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended March 31, 2015, we recorded income tax expense of $6.4 million, representing a 43.5% effective income tax rate. In the prior year period, we recorded $5.1 million in income tax expense, representing a 43.0% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Originated Portfolio Excluding Fireside

	March 31, 2015		March 31, 2014		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	125,874	$1,683,639	99,719	$1,284,243	123,033	$1,641,807
Period of delinquency (2)
31-60 days	2,726	38,165	2,322	27,009	3,571	42,823
61-90 days	2,101	23,230	1,499	19,255	1,813	23,334
91+ days	2,427	31,920	688	6,699	1,890	23,239
Total delinquencies (2)	7,254	93,315	4,509	52,963	7,274	89,396
Amount in repossession (3)	2,251	21,971	3,518	28,043	2,664	28,249
Total delinquencies and amount in repossession (2)	9,505	$115,286	8,027	$81,006	9,938	$117,645

Delinquencies as a percentage of gross servicing portfolio	5.8%	5.5%	4.5%	4.1%	5.9%	5.4%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	7.6%	6.8%	8.0%	6.3%	8.1%	7.2%

Extension Experience
Contracts with one extension, accruing (4)	19,860	$259,381	14,801	$193,375	18,165	$238,267
Contracts with two or more extensions, accruing (4)	9,258	118,808	5,295	49,428	7,537	93,220
	29,118	378,189	20,096	242,803	25,702	331,487
Contracts with one extension, non-accrual (4)	1,068	13,202	1,048	8,972	1,268	14,701
Contracts with two or more extensions, non-accrual (4)	608	6,546	531	2,891	594	6,468
	1,676	19,748	1,579	11,863	1,862	21,169

Total contracts with extensions	30,794	$397,937	21,675	$254,666	27,564	$352,656

Delinquency, Repossession and Extension Experience (1)

Fireside Portfolio

	March 31, 2015		March 31, 2014		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	416	$743	3,321	$9,122	911	$1,664
Period of delinquency (2)
31-60 days	66	$109	211	$507	113	$262
61-90 days	40	65	91	218	53	74
91+ days	16	30	44	54	45	62
Total delinquencies (2)	122	204	346	779	211	398
Amount in repossession (3)	5	22	25	118	1	1
Total delinquencies and amount in repossession (2)	127	$226	371	$897	212	$399

Delinquencies as a percentage of gross servicing portfolio	29.3%	27.5%	10.4%	8.5%	23.2%^	23.9%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	30.5%	30.4%	11.2%	9.8%	23.3%	24.0%

Extension Experience
Contracts with one extension, accruing (4)	98	$142	886	$2,504	212	$376
Contracts with two or more extensions, accruing (4)	180	439	622	2,334	303	815
	278	581	1,508	4,838	515	1,191

Contracts with one extension, non-accrual (4)	10	22	24	73	17	22
Contracts with two or more extensions, non-accrual (4)	8	26	17	47	18	30
	18	48	41	120	35	52

Total contracts with extensions	296	$629	1,549	$4,958	550	$1,243

Delinquency, Repossession and Extension Experience (1)

Total Originated and Fireside Portfolio

	March 31, 2015		March 31, 2014		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	126,290	$1,684,382	103,040	$1,293,365	123,944	$1,643,471
Period of delinquency (2)
31-60 days	2,792	$38,274	2,533	$27,516	3,684	$43,085
61-90 days	2,141	23,295	1,590	19,472	1,866	23,407
91+ days	2,443	31,950	732	6,753	1,935	23,301
Total delinquencies (2)	7,376	93,519	4,855	53,741	7,485	89,793
Amount in repossession (3)	2,256	21,993	3,543	28,161	2,665	28,250
Total delinquencies and amount in repossession (2)	9,632	$115,512	8,398	$81,902	10,150	$118,043

Delinquencies as a percentage of gross servicing portfolio	5.8%	5.6%	4.7%	4.2%	6.0%	5.5%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	7.6%	6.9%	8.2%	6.3%	8.2%	7.2%

Extension Experience
Contracts with one extension, accruing (4)	19,958	$259,523	15,687	$195,879	18,377	$238,643
Contracts with two or more extensions, accruing (4)	9,438	119,247	5,917	51,762	7,840	94,035
	29,396	378,770	21,604	247,641	26,217	332,678

Contracts with one extension, non-accrual (4)	1,078	13,224	1,072	9,045	1,285	14,723
Contracts with two or more extensions, non-accrual (4)	616	6,572	548	2,938	612	6,498
	1,694	19,796	1,620	11,983	1,897	21,221

Total contracts with extensions	31,090	$398,566	23,224	$259,624	28,114	$353,899

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio Excluding Fireside

	March 31,	March 31,	December 31,
	2015	2014	2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,703,250	$1,261,757	$1,415,667
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.7%	5.5%	5.9%

Net Charge-Off Experience (1)

Fireside Portfolio

	March 31,	March 31,	December 31,
	2015	2014	2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,009	10,889	$5,919
Annualized net charge-offs as a percentage of average servicing portfolio (2)	0.6%	4.1%	0.6%

Net Charge-Off Experience (1)

Total Owned Portfolio Including Fireside

	March 31,	March 31,	December 31,
	2015	2014	2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,704,259	$1,272,646	$1,421,586
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.6%	5.5%	5.8%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2015 and March 31, 2014 percentage represents three months ended March 31, 2015 and March 31, 2014 annualized. December 31, 2014 represents 12 months ended December 31, 2014.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2015, for accounts that received extensions from 2008 through 2013 (2014 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2015	% Active or Paid Off at March 31, 2015	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,825	30.4%	19,944	56.0%	4,819	13.5%	19

2009	32,226	10,437	32.4%	16,006	49.7%	5,783	17.9%	17

2010	26,167	12,396	47.4%	11,772	45.0%	1,999	7.6%	19

2011	18,786	11,289	60.1%	6,565	34.9%	932	5.0%	18

2012	18,783	12,207	65.0%	5,780	30.8%	796	4.2%	14

2013	23,398	16,766	71.7%	5,656	24.2%	976	4.2%	12

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010, 2011, 2012 and 2013, 30.4%, 32.6%, 47.4%, 60.1%, 65.0% and 71.7%, respectively, were either paid in full or active and performing at March 31, 2015. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010, 2011, 2012 and 2013 extensions, of the accounts that charged off, the charge off was incurred, on average, 19, 17, 19, 18, 14 and 12 months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014

Average number of extensions granted per month	3,248	1,753	2,148

Average number of outstanding accounts	127,986	101,647	110,356

Average monthly extensions as % of average outstandings	2.5%	1.7%	1.9%

Table excludes portfolios originated and owned by third parties.

	March 31, 2015		March 31, 2014		December 31, 2014
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)
Contracts with one extension	21,036	$272,747	16,759	$204,924	19,662	$253,366
Contracts with two extensions	7,390	95,163	4,410	43,449	6,378	79,774
Contracts with three extensions	2,132	25,691	1,287	8,109	1,603	17,452
Contracts with four extensions	424	4,127	501	2,003	365	2,710
Contracts with five extensions	82	648	211	866	74	442
Contracts with six extensions	26	190	56	273	32	157
	31,090	$398,566	23,224	$259,624	28,114	$353,901

Managed portfolio (excluding originated and owned by 3rd parties)	126,290	$1,684,382	103,040	$1,293,365	123,944	$1,643,471

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

Net cash provided by operating activities for the three-month period ended March 31, 2015 was $49.8 million compared to net cash provided by operating activities for the three-month period ended March 31, 2014 of $36.2 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. The increase is due primarily to the increase in net income of $1.6 million and the increase in provision for credit losses of $9.6 million.

Net cash used in investing activities for the three-month period ended March 31, 2015 was $108.5 million compared to net cash used in investing activities of $97.0 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and increases in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $233.9 million and $189.9 million during the first three months of 2015 and 2014, respectively.

Net cash provided by financing activities for the three months ended March 31, 2015 was $61.0 million compared to net cash provided by financing activities of $53.3 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2015, we issued $245.0 million in new securitization trust debt compared to $180.0 million in the same period of 2014. In addition, we repaid $145.9 million in securitization trust debt and $1.3 million in debt associated with the Fireside portfolio in the three months ended March 31, 2015 compared to repayments of securitization trust debt of $110.2 million and repayment of $5.0 million in debt associated with the Fireside portfolio in the prior year period. In the three months ended March 31, 2015, we had net repayments of warehouse lines of credit of $34.9 million, compared to net proceeds of $32.1 million in the prior year’s period. During the first three months of 2014, we repaid in full $39.2 million of senior secured related party debt.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2015, we had unrestricted cash of $20.2 million, $78.0 million available under one warehouse credit facility and $100.0 million available under another warehouse credit facility (such figures assume the availability of sufficient eligible collateral). As of March 31, 2015 we had approximately $39.1 million of such eligible collateral. During the three-month period ended March 31, 2015, we completed one securitization aggregating $245.0 million of notes sold. We intend to complete more securitizations during 2015, although there can be no assurance that we will be able to so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of March 31, 2015, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2015, we had approximately $1,746.8 million of debt outstanding. Such debt consisted primarily of $1,697.6 million of securitization trust debt, and also included $22.0 million of warehouse lines of credit, $12.1 million of residual interest financing and $15.1 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $14.7 million for the three months ended March 31, 2015 and $52.2 million, $37.2 million and $9.2 for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Originations Costs and Acquisition Fees, (c) Term Securitizations, (d) Accrual for Contingent Liabilities, and (e) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

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

Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. As of March 31, 2015 the weighted average age of our portfolio of finance receivables was 14.7 months.

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. Through 2008, we generally purchased external credit enhancement for most of our term securitizations in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. However, in our 17 most recent securitizations since 2010, we have not purchased financial guaranty insurance policies and do not expect to do so in the near future.

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

We have recorded a liability as of March 31, 2015, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of March 31, 2015, and in excess of the liability we have recorded, is from zero to $250,000.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 25, 2015. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2015, we had approximately $1,746.8 million of debt outstanding. Such debt consisted primarily of $1,697.6 million of securitization trust debt, $22.0 million of warehouse lines of credit, $12.1 million of residual interest financing and $15.1 million in subordinated renewable notes (which are outstanding with maturities that range from three months to 10 years). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we repurchased no shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

January 2015	–	$–	–	$986,193
February 2015	–	–	–	$986,193
March 2015	–	–	–	$986,193
Total	–	$–	–

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2015, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.61	Indenture dated March 1, 2015 re Notes issued by CPS Auto Receivables Trust 2015-A. Incorporated by reference to exhibit 4.59 filed with the registrant’s Form 8-K on March 26, 2015.
4.62	Sale and Servicing Agreement dated as of March 1, 2015. Incorporated by reference to exhibit 4.60 filed with the registrant’s Form 8-K on March 26, 2015.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: April 24, 2015
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2015
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

