Form 10-Q
period 2015-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2015-07-24
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 21, 2015 the registrant had 26,081,055 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART II. OTHER INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$18,436	$17,859
Restricted cash and equivalents	200,122	175,382

Finance receivables	1,784,798	1,595,956
Less: Allowance for finance credit losses	(74,541)	(61,460)
Finance receivables, net	1,710,257	1,534,496

Finance receivables measured at fair value	316	1,664
Furniture and equipment, net	1,692	1,161
Deferred financing costs	13,893	12,362
Deferred tax assets, net	42,217	42,847
Accrued interest receivable	28,079	23,372
Other assets	16,892	23,915
	$2,031,904	$1,833,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$22,367	$21,660
Warehouse lines of credit	61,771	56,839
Residual interest financing	11,274	12,327
Debt secured by receivables measured at fair value	–	1,250
Securitization trust debt	1,775,574	1,598,496
Subordinated renewable notes	14,982	15,233
	1,885,968	1,705,805
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 26,150,459 and 24,540,640 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively	82,326	80,513
Retained earnings	68,661	51,791
Accumulated other comprehensive loss	(5,051)	(5,051)
	145,936	127,253
	$2,031,904	$1,833,058

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Interest income	$84,900	$68,221	$167,259	$133,217
Servicing fees	62	367	210	880
Other income	3,399	3,006	6,881	5,643
	88,361	71,594	174,350	139,740

Expenses:
Employee costs	13,144	11,774	27,630	22,664
General and administrative	5,108	5,075	9,944	8,678
Interest	13,688	11,942	26,861	25,323
Provision for credit losses	35,683	25,627	69,122	49,508
Marketing	4,436	3,812	8,639	7,658
Occupancy	949	908	1,904	1,595
Depreciation and amortization	153	127	301	221
	73,161	59,265	144,401	115,647
Income before income tax expense	15,200	12,329	29,949	24,093
Income tax expense	6,663	5,303	13,079	10,362
Net income	$8,537	$7,026	$16,870	$13,731

Earnings per share:
Basic	$0.33	$0.28	$0.65	$0.56
Diluted	0.27	0.22	0.53	0.43

Number of shares used in computing earnings per share:
Basic	26,234	25,029	25,936	24,694
Diluted	31,917	32,002	31,955	32,009

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$8,537	$7,026	$16,870	$13,731

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$8,537	$7,026	$16,870	$13,731

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$16,870	$13,731
Adjustments to reconcile net income to net cash
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(5,318)	(8,922)
Accretion of purchase discount on receivables measured at fair value	–	(353)
Amortization of discount on securitization trust debt	41	76
Amortization of discount on senior secured debt, related party	–	623
Accretion of premium on debt secured by receivables measured at fair value	–	490
Mark to fair value on debt secured by receivables measured at fair value	–	339
Mark to fair value of receivables measured at fair value	–	8
Depreciation and amortization	301	221
Amortization of deferred financing costs	3,437	3,384
Provision for credit losses	69,122	49,508
Stock-based compensation expense	2,176	1,459
Interest income on residual assets	(65)	(236)
Changes in assets and liabilities:
Accrued interest receivable	(4,707)	(830)
Deferred tax assets, net	630	7,665
Other assets	5,697	708
Accounts payable and accrued expenses	707	(587)
Net cash provided by operating activities	88,891	67,284

Cash flows from investing activities:
Purchases of finance receivables held for investment	(503,791)	(401,266)
Payments received on finance receivables held for investment	264,226	216,698
Payments received on receivables portfolio at fair value	1,348	9,135
Proceeds received on residual interest in securitizations	–	830
Change in repossessions held in inventory	1,391	(2,629)
Increases in restricted cash and cash equivalents, net	(24,740)	(22,618)
Purchase of furniture and equipment	(832)	(461)
Net cash used in investing activities	(262,398)	(200,311)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	495,000	382,500
Proceeds from issuance of subordinated renewable notes	431	260
Payments on subordinated renewable notes	(682)	(1,364)
Net proceeds from (repayments of) warehouse lines of credit	4,932	31,838
Proceeds from (repayments of) residual interest financing debt	(1,053)	(5,017)
Repayment of securitization trust debt	(317,963)	(233,816)
Repayment of debt secured by receivables measured at fair value	(1,250)	(8,554)
Repayment of senior secured debt, related party	–	(39,182)
Payment of financing costs	(4,968)	(3,236)
Purchase of common stock	(1,773)	–
Exercise of options and warrants	1,410	1,912
Net cash provided by financing activities	174,084	125,341

Increase (decrease) in cash and cash equivalents	577	(7,686)

Cash and cash equivalents at beginning of period	17,859	22,112
Cash and cash equivalents at end of period	$18,436	$14,426

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,941	$23,289
Income taxes	$8,455	$2,514

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Direct mail revenues	$2,382	$2,171	$4,519	$4,023
Convenience fee revenue	530	800	1,480	1,610
Recoveries on previously charged-off contracts	141	48	333	83
Sales tax refunds	144	129	150	231
Other	202	(142)	399	(304)
Other income for the period	$3,399	$3,006	$6,881	$5,643

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2015, we recorded stock-based compensation costs in the amount of $1.1 million and $2.2 million, respectively. These stock-based compensation costs were $0.7 million and $1.5 million for the three and six months ended June 30, 2014. As of June 30, 2015, unrecognized stock-based compensation costs to be recognized over future periods equaled $16.7 million. This amount will be recognized as expense over a weighted-average period of 3.02 years.

The following represents stock option activity for the six months ended June 30, 2015:

	Number of	Weighted	Weighted Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	10,828	$4.05	6.01 years
Granted	1,965	6.11	N/A
Exercised	(971)	1.38	N/A
Forfeited	(271)	5.12	N/A
Options outstanding at the end of period	11,551	$4.60	5.93 years

Options exercisable at the end of period	5,763	$3.15	5.05 years

At June 30, 2015, the aggregate intrinsic value of options outstanding and exercisable was $22.9 million and $19.5 million, respectively. There were 971,000 options exercised for the six months ended June 30, 2015 compared to 978,000 for the comparable period in 2014. The total intrinsic value of options exercised was $5.4 million and $6.7 million for the six-month periods ended June 30, 2015 and 2014. There were 5.4 million shares available for future stock option grants under existing plans as of June 30, 2015.

Purchases of Company Stock

During the six-month period ended June 30, 2015, we purchased 361,046 shares of our common stock, at an average price of $6.39. We purchased 285,473 shares of our stock in the open market at an average price of $6.21. The remaining purchases of 75,573 shares were related to net exercises of outstanding options and warrants. In transactions during the six-month period ended June 30, 2015, the holders of options and warrants to purchase 392,200 shares of our common stock paid the aggregate $535,000 exercise price by surrender to us of 75,573 of such 392,200 shares.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six-month period ended June 30, 2014, we purchased 73,788 shares of our common stock, at an average price of $7.91. The purchases were related to net exercises of outstanding options and warrants. In transactions during the six-month period ended June 30, 2014, the holder of options and warrants to purchase 395,000 shares of our common stock paid the aggregate $583,000 exercise price by surrender to us of 73,788 of such 395,000 shares.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2015, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

We have recorded a liability as of June 30, 2015, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2015	2014
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,796,077	$1,612,246
Less: Unearned acquisition fees and originations costs	(11,279)	(16,290)
Finance Receivables	$1,784,798	$1,595,956

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)
Delinquency Status
Current	$1,684,617	$1,523,020
31 - 60 days	52,704	42,730
61 - 90 days	27,064	23,300
91 + days	31,692	23,196
	$1,796,077	$1,612,246

Finance receivables totaling $31.7 million and $23.2 million at June 30, 2015 and December 31, 2014, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Balance at beginning of period	$68,142	$44,652	$61,460	$39,626
Provision for credit losses on finance receivables	35,683	25,627	69,122	49,508
Charge-offs	(34,836)	(26,985)	(66,665)	(50,526)
Recoveries	5,552	10,032	10,624	14,718
Balance at end of period	$74,541	$53,326	$74,541	$53,326

CONSUMER PORTFOLIO SERVICES, INC.

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

	June 30,	December 31,
	2015	2014
	(In thousands)
Gross balance of repossessions in inventory	$24,878	$28,234
Allowance for losses on repossessed inventory	(15,864)	(17,829)
Net repossessed inventory included in other assets	$9,014	$10,405

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	June 30,	December 31,
	2015	2014
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$316	$1,664
Less: Fair value adjustment	–	–
Finance receivables measured at fair value	$316	$1,664

The following table summarizes the delinquency status of finance receivables measured at fair value as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)
Delinquency Status
Current	$202	$1,266
31 - 60 days	58	262
61 - 90 days	30	74
91 + days	26	62
	$316	$1,664

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final Scheduled	Receivables Pledged at		Outstanding Principal at	Outstanding Principal at	Weighted Average Contractual Interest Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2015 (2)	Principal	2015	2014	2015
	(Dollars in thousands)
CPS 2011-A	April 2018	$–	$100,364	$–	$8,457	–
CPS 2011-B	September 2018	16,276	109,936	15,805	22,985	4.45%
CPS 2011-C	March 2019	21,828	119,400	21,794	30,601	4.90%
CPS 2012-A	June 2019	26,812	155,000	25,311	35,923	3.26%
CPS 2012-B	September 2019	38,128	141,500	37,281	50,125	3.07%
CPS 2012-C	December 2019	43,231	147,000	42,302	55,619	2.39%
CPS 2012-D	March 2020	52,348	160,000	51,078	67,833	2.02%
CPS 2013-A	June 2020	76,253	185,000	75,479	97,775	1.93%
CPS 2013-B	September 2020	93,333	205,000	92,611	118,692	2.42%
CPS 2013-C	December 2020	107,454	205,000	106,571	133,628	3.03%
CPS 2013-D	March 2021	106,445	183,000	105,390	132,150	2.67%
CPS 2014-A	June 2021	117,005	180,000	116,084	143,456	2.24%
CPS 2014-B	September 2021	150,384	202,500	149,774	177,601	2.01%
CPS 2014-C	December 2021	224,185	273,000	222,119	256,151	2.22%
CPS 2014-D	March 2022	237,229	267,500	233,956	267,500	2.46%
CPS 2015-A	June 2022	232,950	245,000	230,019	–	2.36%
CPS 2015-B (3)	September 2022	248,347	250,000	250,000	–	2.47%
		$1,792,208	$3,129,200	$1,775,574	$1,598,496

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $342.7 million in 2015, $582.2 million in 2016, $426.2 million in 2017, $256.5 million in 2018, $129.4 million in 2019 and $38.6 million in 2020.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

(3)	Includes $94.9 million of receivables that were pledged to CPS 2015-B after June 30, 2015, on July 8, 2015.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of June 30, 2015, we were in compliance with all such covenants.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2015, restricted cash under the various agreements totaled approximately $200.1 million, of which $94.9 million represented pre-funding proceeds. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(5) Debt

The terms and amounts of our other debt outstanding at June 30, 2015 and December 31, 2014 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2015	2014
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$29,477	$23,581

	5.50% over one month Libor (Minimum 6.25%)	August 2017	32,294	33,258

Residual interest financing	11.75% over one month Libor	April 2018	11,274	12,327

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% loan was made in September 2013, while final residual payment was made in January 2015	–	1,250

Subordinated renewable notes	Weighted average rate of 9.80% and 10.7% at June 30, 2015 and December 31, 2014, respectively	Weighted average maturity of January 2017 and October 2016 at June 30, 2015 and December 31, 2014, respectively	14,982	15,233

			$88,027	$85,649

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2015 we entered into a new $100 million warehouse credit line with affiliates of Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility, which replaces a revolving credit facility that we have used since December 2010, provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. There was $29.5 million outstanding under this new facility at June 30, 2015 which has a revolving period through April 2017 and an amortization period through April 2019 for any receivables pledged to the facility at the end of the revolving period.

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Interest on finance receivables	$84,872	$68,098	$167,193	$132,980
Residual interest income	28	123	65	236
Other interest income	–	–	1	1
Interest income	$84,900	$68,221	$167,259	$133,217

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Securitization trust debt	$11,670	$9,381	$22,546	$18,697
Warehouse lines of credit	1,259	1,238	2,732	2,115
Senior secured debt, related party	–	–	–	1,651
Debt secured by receivables at fair value	–	205	–	533
Residual interest financing	351	504	773	1,083
Subordinated renewable notes	408	614	810	1,244
Interest expense	$13,688	$11,942	$26,861	$25,323

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2015 and 2014 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	26,234	25,029	25,936	24,694

Incremental common shares attributable to exercise of outstanding options and warrants	5,683	6,973	6,019	7,315

Weighted average number of common shares used to compute diluted earnings per share	31,917	32,002	31,955	32,009

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2015 would have included an additional 5.7 million and 5.3 million shares, respectively attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2014, an additional 2.6 million shares would be included in the diluted earnings per share calculation.

(8) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2011.

As of June 30, 2015 and December 31, 2014, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $42.2 million as of June 30, 2015 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $42.2 million consists of approximately $32.0 million of net U.S. federal deferred tax assets and $10.2 million of net state deferred tax assets. We estimate that we would need to generate approximately $97 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

Income tax expense was $6.7 million and $13.1 million for the three months and six months ended June 30, 2015 and represents an effective income tax rate of 44%, compared to income tax expense of $5.3 million and $10.4 million for the three and six months ended June 30, 2014, and represents an effective income tax rate of and 43%.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) Legal Proceedings

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such purported class actions.

The first of those two has been settled by agreement with the plaintiffs, with the settlement remaining subject to approval by the court. In the second, the California court of appeals ruled in March 2015 that the plaintiff may assert his claim only in arbitration, on an individual basis and not on a class basis. However, the California supreme court has accepted the plaintiff’s petition for review (which vacates the decision of the court of appeals), and has ordered the matter held pending that court’s decision in a case to which we are not a party, which decision is expected to address some of the same issues relating to arbitrability that are raised in our case. There can be no assurance as to the outcome.

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of June 30, 2015 with respect to such matters, in the aggregate.

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

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of June 30, 2015, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of June 30, 2015, and in excess of the liability we have recorded, is from $0 to $2,000,000.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and six-month periods ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	211	220	422	440
Expected return on assets	(377)	(432)	(754)	(864)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	87	–	174	–
Net periodic cost (benefit)	$(79)	$(212)	$(158)	$(424)

We did not make any contributions to the Plan during the six-month period ended June 30, 2015 and we do not anticipate making any contributions for the remainder of 2015. We contributed $112,000 during the six-month period ended June 30, 2014.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$743	$9,058	$1,664	$14,476
Payments on finance receivables at fair value	(427)	(3,766)	(1,348)	(7,873)
Charge-offs on finance receivables at fair value	–	(213)	–	(556)
Discount accretion	–	592	–	(353)
Mark to fair value	–	15	–	(8)
Balance at end of period	$316	$5,686	$316	$5,686

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$–	$8,576	$1,250	$13,117
Principal payments on debt at fair value	–	(3,515)	(1,250)	(8,554)
Premium accretion	–	186	–	490
Mark to fair value	–	145	–	339
Balance at end of period	–	5,392	–	5,392
Reduction for payments collected and payable	–	(878)	–	(878)
Adjusted balance at end of period	$–	$4,514	$–	$4,514

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	June 30, 2015		December 31, 2014
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$316	$316	$1,664	$1,664

Debt secured by Fireside receivables portfolio	–	–	–	1,250

CONSUMER PORTFOLIO SERVICES, INC.

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2015, the finance receivables related to the repossessed vehicles in inventory totaled $24.9 million. We have applied a valuation adjustment, or loss allowance, of $15.9 million, which is based on a recovery rate of approximately 36%, resulting in an estimated fair value and carrying amount of $9.0 million. The fair value and carrying amount of the repossessed inventory at December 31, 2014 was $10.4 million after applying a valuation adjustment of $17.8 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the six months ended June 30, 2015 and 2014. We have no level 3 assets that are measured at fair value on a non-recurring basis.

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	June 30,	December 31,	Valuation	Unobservable	June 30,	December 31,
	2015	2014	Techniques	Inputs	2015	2014
	(In thousands)
Assets:

Finance receivables measured at fair value	$316	$1,664	Discounted cash flows	Discount rate	15.4%	15.4%
				Cumulative net losses	5.0%	5.0%
				Monthly average prepayments	0.5%	0.5%
Liabilities:

Debt secured by receivables measured at fair value	–	1,250	Discounted cash flows	Discount rate	n/a	12.2%

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at June 30, 2015 and December 31, 2014, were as follows:

	As of June 30, 2015
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$18,436	$18,436	$–	$–	$18,436
Restricted cash and equivalents	200,122	200,122	–	–	200,122
Finance receivables, net	1,710,257	–	–	1,687,552	1,687,552
Finance receivables measured at fair value	316	–	–	316	316
Residual interest in securitizations	20	–	–	20	20
Accrued interest receivable	28,079	–	–	28,079	28,079
Liabilities:
Warehouse lines of credit	$61,771	$–	$–	$61,771	$61,771
Accrued interest payable	3,055	–	–	3,055	3,055
Residual interest financing	11,274	–	–	11,274	11,274
Securitization trust debt	1,775,574	–	–	1,788,334	1,788,334
Subordinated renewable notes	14,982	–	–	14,982	14,982

	As of December 31, 2014
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,859	$17,859	$–	$–	$17,859
Restricted cash and equivalents	175,382	175,382	–	–	175,382
Finance receivables, net	1,534,496	–	–	1,512,567	1,512,567
Finance receivables measured at fair value	1,664	–	–	1,664	1,664
Residual interest in securitizations	68	–	–	68	68
Accrued interest receivable	23,372	–	–	23,372	23,372
Liabilities:
Warehouse lines of credit	$56,839	$–	$–	$56,839	$56,839
Accrued interest payable	2,613	–	–	2,613	2,613
Residual interest financing	12,327	–	–	12,327	12,327
Debt secured by receivables measured at fair value	1,250	–	–	1,250	1,250
Securitization trust debt	1,598,496	–	–	1,619,742	1,619,742
Subordinated renewable notes	15,233	–	–	15,233	15,233

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of June 30, 2015 and December 31, 2014, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2015, we have purchased a total of approximately $11.8 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
Six months ended June 30, 2015	503,791	1,822,183

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

Since 1994 we have conducted 67 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of June 30, 2015, 17 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
Six months ended June 30, 2015	2	495,000

Our 2010 securitization was, in substance, a re-securitization of the receivables from our second securitization of 2008, which allowed us to take advantage of a lower interest rate environment at that time. Our 2012 securitizations included $58.2 million in contracts that were repurchased in 2012 from securitizations closed in 2006 and 2007. Our 2013 securitizations included $7.4 million in contracts that were repurchased from a securitization closed in 2008.

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of June 30, 2015 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at June 30, 2015 included $94.9 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In July 2015, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of June 30, 2015 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2015 with the three months ended June 30, 2014

Revenues.  During the three months ended June 30, 2015, our revenues were $88.4 million, an increase of $16.8 million, or 23.4%, from the prior year revenue of $71.6 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2015 increased $16.7 million, or 24.4%, to $84.9 million from $68.2 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,369.6 million at June 30, 2014 to $1,822.2 million at June 30, 2015. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended June 30, 2015 and 2014:

	Average Balances for the Three Months Ended
	June 30, 2015	June 30, 2014
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,772.9	$1,333.6
Fireside	0.4	6.7
Total	$1,773.3	$1,340.3

Servicing fees totaling $62,000 for the three months ended June 30, 2015 decreased $305,000, or 83.1%, from $367,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of June 30, 2015 and 2014, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2015		June 30, 2014
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,821.0	99.9%	$1,363.9	99.3%
Fireside	0.3	0.0%	5.7	0.4%
Owned by Non-Consolidated Subsidiaries	0.1	0.0%	1.4	0.1%
Third-Party Servicing Portfolios	0.8	0.0%	2.6	0.2%
Total	$1,822.2	100.0%	$1,373.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At June 30, 2015, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,822.2 million (this amount includes $111,000 of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $800,000 of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,373.6 million as of June 30, 2014. At June 30, 2015 and 2014, the managed portfolio composition was as follows:

	June 30, 2015		June 30, 2014
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,821.7	100.0%	$1,365.3	99.4%
Fireside	0.3	0.0%	5.7	0.4%
Third Party Portfolio	0.2	0.0%	2.6	0.2%
Total	$1,822.2	100.0%	$1,373.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

In the three months ended June 30, 2015, other income of $3.4 million increased by $393,000, or 13.1% compared to the prior year. The three-month period ended June 30, 2015 includes an increase of $210,000 in revenue associated with direct mail and other related products and services that we offer to our dealers, a net increase of $278,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios and an increase of $15,000 in sales tax refunds. In addition, in the prior year period, we incurred a markdown of $160,000 in the fair value of the principal balance and related debt of the Fireside portfolio. The increases were somewhat offset by a decrease of $270,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $73.2 million for the three months ended June 30, 2015, compared to $59.3 million for the prior year, an increase of $13.9 million, or 23.4%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $1.4 million or 11.6%, to $13.1 million during the three months ended June 30, 2015, representing 18.0% of total operating expenses, from $11.8 million for the prior year, or 19.9% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$269.9	$211.4
Contracts purchased (units)	16,339	13,132
Managed portfolio outstanding (dollars)	$1,822.2	$1,373.6
Managed portfolio outstanding (units)	135,954	107,670

Number of Originations staff	222	163
Number of Marketing staff	135	120
Number of Servicing staff	462	369
Number of other staff	78	77
Total number of employees	897	729

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $5.1 million, an increase of $33,000, or 0.6% compared to the previous year and represented 7.0% of total operating expenses.

Interest expense for the three months ended June 30, 2015 increased by $1.7 million to $13.7 million, or 18.7% of total operating expenses, compared to $11.9 million in the previous year.

The debt on the Fireside portfolio was repaid in full in January 2015. As a result, we incurred no interest expense on that debt compared to $204,000 in the prior year period.

Interest on securitization trust debt increased by $2.3 million, or 24.4%, for the three months ended June 30, 2015 compared to the prior year. The average balance of securitization trust debt increased 35.2% to $1,665.4 million at June 30, 2015 compared to $1,231.5 million at June 30, 2014. However, the blended interest rates on term securitizations completed since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012. As a result, the cost of securitization debt during the three month period ended June 30, 2015 was 2.8%, compared to 3.0% in the prior year period.

Interest expense on subordinated renewable notes decreased by $205,000. The decrease is due to a decrease in the average balance from $18.1 million to $15.1 million and a decrease in the average cost from 13.5% to 10.8%. Interest expense on residual interest financing decreased $154,000 in the three months ended June 30, 2015 compared to the prior year. The decrease is due to repayments of $2.8 million during the twelve months ended June 30, 2015.

Interest expense on warehouse debt increased by $21,000 for the three months ended June 30, 2015 compared to the prior year. We increased our contract purchases to $269.9 million for the three months ended June 30, 2015 compared to $211.4 million in the prior period. However, when possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,742,420	$84,816	19.5%	$1,303,900	$67,750	20.8%
Finance receivables measured at fair value	441	84	76.2%	6,730	471	28.0%
	$1,742,861	84,900	19.5%	$1,310,630	68,221	20.8%
	$
Interest Bearing Liabilities
Warehouse lines of credit (3)	$44,810	1,259	11.2%	$43,812	1,239	11.3%
Residual interest financing	11,441	351	12.3%	14,486	504	13.9%
Debt secured by receivables measured at fair value	–	–	0.0%	6,319	204	12.9%
Securitization trust debt	1,665,435	11,670	2.8%	1,231,507	9,381	3.0%
Subordinated renewable notes	15,075	408	10.8%	18,142	613	13.5%
	$1,736,761	13,688	3.2%	$1,314,266	11,941	3.6%

Net interest income/spread		$71,212			$56,280
Net interest yield (4)			16.3%			17.2%
Ratio of average interest earning assets to average interest bearing liabilities	100%			100%

 (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

 (2)  Net of deferred fees and direct costs.

 (3)  Interest expense includes deferred financing costs and non-utilization fees.

 (4)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2015
	Compared to June 30 2014
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$17,066	$22,785	$(5,719)
Finance receivables measured at fair value	(387)	(440)	53
	16,679	22,345	(5,666)
Interest Bearing Liabilities
Warehouse lines of credit	20	28	(8)
Residual interest financing	(153)	(106)	(47)
Debt secured by receivables measured at fair value	(204)	(204)	–
Securitization trust debt	2,289	3,305	(1,016)
Subordinated renewable notes	(205)	(104)	(101)
	1,747	2,919	(1,172)

Net interest income/spread	$14,932	$19,426	$(4,494)

The reduction in the annualized yield on our finance receivables for the three months ended June 30, 2015 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $35.7 million for the three months ended June 30, 2015, an increase of $10.1 million, or 39.2% compared to the prior year and represented 48.8% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $624,000, or 16.4%, to $4.4 million during the three months ended June 30, 2015, compared to $3.8 million in the prior year period, and represented 6.1% of total operating expenses. For the three months ended June 30, 2015, we purchased 16,339 contracts representing $269.9 million in receivables compared to 13,132 contracts representing $211.4 million in receivables in the prior year.

Occupancy expenses increased by $42,000 or 4.6%, to $949,000 compared to $908,000 in the previous year and represented 1.3% of total operating expenses.

Depreciation and amortization expenses increased by $26,000 or 20.7%, to $153,000 compared to $127,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended June 30, 2015, we recorded income tax expense of $6.7 million, representing a 43.8% effective income tax rate. In the prior year period, we recorded $5.3 million in income tax expense, representing a 43.0% effective income tax rate.

Comparison of Operating Results for the six months ended June 30, 2015 with the six months ended June 30, 2014

Revenues.  During the six months ended June 30, 2015, our revenues were $174.4 million, an increase of $34.6 million, or 24.8%, from the prior year revenue of $139.7 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2015 increased $34.0 million, or 25.6%, to $167.3 million from $133.2 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,369.6 million at June 30, 2014 to $1,822.2 million at June 30, 2015. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the six months ended June 30, 2015 and 2014:

	Average Balances for the Six Months Ended
	June 30, 2015	June 30, 2014
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,738.1	$1,296.2
Fireside	0.7	8.8
Total	$1,738.8	$1,305.0

Servicing fees totaling $210,000 for the six months ended June 30, 2015 decreased $672,000, or 76.2%, from $881,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of June 30, 2015 and 2014, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2015		June 30, 2014
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,821.0	99.9%	$1,363.9	99.3%
Fireside	0.3	0.0%	5.7	0.4%
Owned by Non-Consolidated Subsidiaries	0.1	0.0%	1.4	0.1%
Third-Party Servicing Portfolios…	0.8	0.0%	2.6	0.2%
Total	$1,822.2	100.0%	$1,373.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At June 30, 2015, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,822.2 million (this amount includes $111,000 of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $800,000 of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,373.6 million as of June 30, 2014. At June 30, 2015 and 2014, the managed portfolio composition was as follows:

	June 30, 2015		June 30, 2014
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,821.7	100.0%	$1,365.3	99.4%
Fireside	0.3	0.0%	5.7	0.4%
Third Party Portfolio	0.2	0.0%	2.6	0.2%
Total	$1,822.2	100.0%	$1,373.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

In the six months ended June 30, 2015 other income of $6.9 million increased by $1.2 million, or 22.0% compared to the prior year. The six-month period ended June 30, 2015 includes an increase of $496,000 in revenue associated with direct mail and other related products and services that we offer to our dealers, a net increase of $529,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios and an increase of $63,000 in sales tax refunds. In addition, in the prior year period, we incurred a markdown of $347,000 in the fair value of the principal balance and related debt of the Fireside portfolio. The increases were somewhat offset by a decrease of $130,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $144.4 million for the six months ended June 30, 2015, compared to $115.6 million for the prior year, an increase of $28.8 million, or 24.9%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $4.9 million or 21.9%, to $27.6 million during the six months ended June 30, 2015, representing 19.1% of total operating expenses, from $22.7 million for the prior year, or 19.6% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$503.8	$401.3
Contracts purchased (units)	31,027	25,986
Managed portfolio outstanding (dollars)	$1,822.2	$1,373.6
Managed portfolio outstanding (units)	135,954	107,670

Number of Originations staff	222	163
Number of Marketing staff	135	120
Number of Servicing staff	462	369
Number of other staff	78	77
Total number of employees	897	729

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $9.9 million, an increase of $1.3 million, or 14.6% compared to the previous year and represented 6.9% of total operating expenses.

Interest expense for the six months ended June 30, 2015 increased by $1.5 million to $26.9 million, or 18.6% of total operating expenses, compared to $25.3 million in the previous year.

The debt on the Fireside portfolio was repaid in full in January 2015. As a result, we incurred no interest expense on that debt compared to $533,000 in the prior year period.

Interest on securitization trust debt increased by $3.8 million, or 20.6%, for the six months ended June 30, 2015 compared to the prior year. The average balance of securitization trust debt increased 35.6% to $1,624.2 million at June 30, 2015 compared to $1,198.0 million at June 30, 2014. However, the blended interest rates on term securitizations completed since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012. As a result, the cost of securitization debt during the six month period ended June 30, 2015 was 2.8%, compared to 3.0% in the prior year period.

Interest expense on senior secured debt decreased to zero from $1.7 million in the prior period as a result of our repayment in full of senior secured debt in March 2014. Interest expense on subordinated renewable notes decreased by $435,000. The decrease is due to a decrease in the average balance from $18.4 million to $15.1 million and a decrease in the average cost from 13.5% to 10.7%. Interest expense on residual interest financing decreased $310,000 in the six months ended June 30, 2015 compared to the prior year. The decrease is due to repayments of $2.8 million during the twelve months ended June 30, 2015.

Interest expense on warehouse debt increased by $617,000 for the six months ended June 30, 2015 compared to the prior year. We increased our contract purchases to $503.8 million for the six months ended June 30, 2015 compared to $401.3 million in the prior period. However, when possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015			2014
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,710,515	$167,021	19.5%	$1,266,199	$132,053	20.9%
Finance receivables measured at fair value	725	238	65.7%	8,807	1,164	26.4%
	$1,711,240	167,259	19.5%	$1,275,006	133,217	20.9%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$54,540	2,732	10.0%	$33,147	2,115	12.8%
Residual interest financing	11,816	773	13.1%	15,632	1,083	13.9%
Debt secured by receivables measured at fair value	–	–	0.0%	8,209	533	13.0%
Securitization trust debt	1,624,184	22,546	2.8%	1,197,988	18,697	3.1%
Senior secured debt, related party	–	–	0.0%	14,206	1,651	23.2%
Subordinated renewable notes	15,101	809	10.7%	18,442	1,244	13.5%
	$1,705,641	26,860	3.1%	$1,287,624	25,323	3.9%

Net interest income/spread	$	$140,399			$107,894
Net interest yield (4)			16.4%			16.9%
Ratio of average interest earning assets to average interest bearing liabilities	100%			99%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Interest expense includes deferred financing costs and non-utilization fees.

(4)  Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2015
	Compared to June 30 2014
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$34,968	$46,338	$(11,370)
Finance receivables measured at fair value	(926)	(1,068)	142
	34,042	45,270	(11,228)
Interest Bearing Liabilities
Warehouse lines of credit	617	1,365	(748)
Residual interest financing	(310)	(264)	(46)
Debt secured by receivables measured at fair value	(533)	(533)	–
Securitization trust debt	3,849	6,652	(2,803)
Senior secured debt, related party	(1,651)	(1,651)	–
Subordinated renewable notes	(435)	(225)	(210)
	1,537	5,344	(3,807)

Net interest income/spread	$32,505	$39,926	$(7,421)

The reduction in the annualized yield on our finance receivables for the six months ended June 30, 2015 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $69.1 million for the six months ended June 30, 2015, an increase of $19.6 million, or 39.6% compared to the prior year and represented 47.9% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $981,000, or 12.8%, to $8.6 million during the six months ended June 30, 2015, compared to $7.7 million in the prior year period, and represented 6.0% of total operating expenses. For the six months ended June 30, 2015, we purchased 31,027 contracts representing $503.8 million in receivables compared to 25,986 contracts representing $401.3 million in receivables in the prior year.

Occupancy expenses increased by $308,000 or 19.3%, to $1.9 million compared to $1.6 million in the previous year and represented 1.3% of total operating expenses. The increase is due primarily to the establishment of our Nevada branch in April 2014.

Depreciation and amortization expenses increased by $80,000 or 36.1%, to $301,000 compared to $221,000 in the previous year and represented 0.2% of total operating expenses.

For the six months ended June 30, 2015, we recorded income tax expense of $13.1 million, representing a 43.7% effective income tax rate. In the prior year period, we recorded $10.4 million in income tax expense, representing a 43.0% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Originated Portfolio Excluding Fireside

	June 30, 2015		June 30, 2014		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	135,702	$1,821,676	104,957	$1,366,649	123,033	$1,641,807
Period of delinquency (2)
31-60 days	4,262	$52,709	2,787	$31,151	3,571	$42,823
61-90 days	2,129	27,070	1,511	17,109	1,813	23,334
91+ days	2,531	31,702	676	7,318	1,890	23,239
Total delinquencies (2)	8,922	111,481	4,974	55,578	7,274	89,396
Amount in repossession (3)	2,072	24,908	3,240	28,927	2,664	28,249
Total delinquencies and amount in repossession (2)	10,994	$136,389	8,214	$84,505	9,938	$117,645

Delinquencies as a percentage of gross servicing portfolio	6.6%	6.1%	4.7%	4.1%	5.9%	5.4%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.1%	7.5%	7.8%	6.2%	8.1%	7.2%

Extension Experience
Contracts with one extension, accruing (4)	21,898	$292,594	15,947	$210,632	18,165	$238,267
Contracts with two or more extensions, accruing (4)	11,905	154,351	5,735	61,374	7,537	93,220
	33,803	446,945	21,682	272,006	25,702	331,487

Contracts with one extension, non-accrual (4)	1,264	15,620	981	9,270	1,268	14,701
Contracts with two or more extensions, non-accrual (4)	732	9,079	456	3,388	594	6,468
	1,996	24,699	1,437	12,658	1,862	21,169

Total contracts with extensions	35,799	$471,644	23,119	$284,664	27,564	$352,656

Delinquency, Repossession and Extension Experience (1)

Fireside Portfolio

	June 30, 2015		June 30, 2014		December 31, 2014
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	190	$316	2,346	$5,651	911	$1,664
Period of delinquency (2)
31-60 days	37	$58	194	$425	113	$262
61-90 days	21	30	88	177	53	74
91+ days	21	25	45	50	45	62
Total delinquencies (2)	79	113	327	652	211	398
Amount in repossession (3)	5	19	11	37	1	1
Total delinquencies and amount in repossession (2)	84	$132	338	$689	212	$399

Delinquencies as a percentage of gross servicing portfolio	41.6%	35.8%	13.9%	11.5%	23.2%	23.9%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	44.2%	41.8%	14.4%	12.2%	23.3%	24.0%

Extension Experience
Contracts with one extension, accruing (4)	36	$31	612	$1,511	212	$376
Contracts with two or more extensions, accruing (4)	99	204	555	1,804	303	815
	135	235	1,167	3,315	515	1,191

Contracts with one extension, non-accrual (4)	5	6	24	39	17	22
Contracts with two or more extensions, non-accrual (4)	17	37	19	38	18	30
	22	43	43	77	35	52

Total contracts with extensions	157	$278	1,210	$3,392	550	$1,243

Delinquency, Repossession and Extension Experience (1)

Total Originated and Fireside Portfolio

	June 30, 2015		June 30, 2014		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	135,892	$1,821,992	107,303	$1,372,300	123,944	$1,643,471
Period of delinquency (2)
31-60 days	4,299	$52,768	2,981	$31,576	3,684	$43,085
61-90 days	2,150	27,100	1,599	17,286	1,866	23,407
91+ days	2,552	31,728	721	7,368	1,935	23,301
Total delinquencies (2)	9,001	111,596	5,301	56,230	7,485	89,793
Amount in repossession (3)	2,077	24,927	3,251	28,964	2,665	28,250
Total delinquencies and amount in repossession (2)	11,078	$136,523	8,552	$85,194	10,150	$118,043

Delinquencies as a percentage of gross servicing portfolio	6.6%	6.1%	4.9%	4.1%	6.0%	5.5%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.2%	7.5%	8.0%	6.2%	8.2%	7.2%

Extension Experience
Contracts with one extension, accruing (4)	21,934	$292,625	16,559	$212,143	18,377	$238,643
Contracts with two or more extensions, accruing (4)	12,004	154,555	6,290	63,178	7,840	94,035
	33,938	447,180	22,849	275,321	26,217	332,678

Contracts with one extension, non-accrual (4)	1,269	15,626	1,005	9,309	1,285	14,723

Contracts with two or more extensions, non-accrual (4)	749	9,116	475	3,426	612	6,498
	2,018	24,742	1,480	12,735	1,897	21,221

Total contracts with extensions	35,956	$471,922	24,329	$288,056	28,114	$353,899

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio Excluding Fireside

	June 30,	June 30,	December 31,
	2015	2014	2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,743,233	$1,335,275	$1,415,667
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.6%	5.0%	5.9%

Net Charge-Off Experience (1)

Fireside Portfolio

	June 30,		June 30,		December 31,
	2015		2014		2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$725		$6,730		$5,919
Annualized net charge-offs as a percentage of average servicing portfolio (2)	(37.8%	)	(1.2%	)	0.6%

Net Charge-Off Experience (1)

Total Owned Portfolio Including Fireside

	June 30,	June 30,	December 31,
	2015	2014	2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,743,958	$1,342,005	$1,421,586
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.6%	5.0%	5.8%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2015 and June 30, 2014 percentage represents six months ended June 30, 2015 and June 30, 2014 annualized. December 31, 2014 represents 12 months ended December 31, 2014.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2015, for accounts that received extensions from 2008 through 2013 (2014 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2015	% Active or Paid Off at June 30, 2015	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,756	30.2%	20,008	56.2%	4,819	13.5%	19

2009	32,226	10,338	32.1%	16,105	50.0%	5,783	17.9%	17

2010	26,167	12,256	46.8%	11,912	45.5%	1,999	7.6%	19

2011	18,786	11,132	59.3%	6,722	35.8%	932	5.0%	18

2012	18,783	12,044	64.1%	5,943	31.6%	796	4.2%	15

2013	23,398	16,030	68.5%	6,392	27.3%	976	4.2%	13

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010, 2011, 2012 and 2013, 30.2%, 32.1%, 46.8%, 59.3%, 64.1% and 68.5%, respectively, were either paid in full or active and performing at June 30, 2015. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010, 2011, 2012 and 2013 extensions, of the accounts that charged off, the charge off was incurred, on average, 19, 17, 19, 18, 15 and 13 months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2014

Average number of extensions granted per month	3,893	1,911	2,148

Average number of outstanding accounts	130,727	103,682	110,356

Average monthly extensions as % of average outstandings	3.0%	1.8%	1.9%

Table excludes portfolios originated and owned by third parties.

	June 30, 2015		June 30, 2014		December 31, 2014
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	23,203	$308,251	17,564	$221,453	19,662	$253,366
Contracts with two extensions	8,917	115,898	4,886	54,011	6,378	79,774
Contracts with three extensions	2,992	38,365	1,244	9,588	1,603	17,452
Contracts with four extensions	688	7,926	425	2,109	365	2,710
Contracts with five extensions	124	1,195	161	670	74	442
Contracts with six extensions	32	287	49	225	32	157
	35,956	$471,922	24,329	$288,056	28,114	$353,901

Managed portfolio (excluding originated and owned by 3rd parties)	135,892	$1,821,992	107,303	$1,372,300	123,944	$1,643,471

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

Net cash provided by operating activities for the six-month period ended June 30, 2015 was $88.9 million compared to net cash provided by operating activities for the six-month period ended June 30, 2014 of $67.3 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. The increase is due primarily to the increase in net income of $3.2 million and the increase in provision for credit losses of $19.6 million.

Net cash used in investing activities for the six-month period ended June 30, 2015 was $262.4 million compared to net cash used in investing activities of $200.3 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and increases in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $503.9 million and $401.3 million during the first six months of 2015 and 2014, respectively.

Net cash provided by financing activities for the three months ended June 30, 2015 was $174.1 million compared to net cash provided by financing activities of $125.3 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2015, we issued $495.0 million in new securitization trust debt compared to $382.5 million in the same period of 2014. In addition, we repaid $318.0 million in securitization trust debt and $1.3 million in debt associated with the Fireside portfolio in the six months ended June 30, 2015 compared to repayments of securitization trust debt of $233.8 million and repayment of $8.6 million in debt associated with the Fireside portfolio in the prior year period. In the six months ended June 30, 2015, we had net proceeds on warehouse lines of credit of $4.9 million, compared to net proceeds of $31.8 million in the prior year’s period. During the first six months of 2014, we repaid in full $39.2 million of senior secured related party debt.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2015, we had unrestricted cash of $18.4 million, $70.5 million available under one warehouse credit facility and $67.7 million available under another warehouse credit facility (such figures assume the availability of sufficient eligible collateral). As of June 30, 2015 we had approximately $32.6 million of such eligible collateral. During the six-month period ended June 30, 2015, we completed two securitizations aggregating $495.0 million of notes sold. We intend to complete more securitizations during 2015, although there can be no assurance that we will be able to so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of June 30, 2015, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2015, we had approximately $1,863.6 million of debt outstanding. Such debt consisted primarily of $1,775.6 million of securitization trust debt, and also included $61.8 million of warehouse lines of credit, $11.3 million of residual interest financing and $15.0 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2015, we had approximately $1,863.6 million of debt outstanding. Such debt consisted primarily of $1,775.6 million of securitization trust debt, $22.4 million of warehouse lines of credit, $11.3 million of residual interest financing and $15.0 million in subordinated renewable notes (which are outstanding with maturities that range from three months to 10 years). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	changes in general economic conditions;• our ability or inability to obtain necessary financing, and the terms of any such financing
•	changes in interest rates, especially as applicable to securitization trust debt;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of future provisioning for receivables losses;
•	the levels of actual losses on receivables; and
•	regulatory requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, we repurchased 285,473 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2015	–	$–	–	$5,986,193
May 2015	–	–	–	$5,986,193
June 2015	285,473	6.21	285,473	$4,212,667
Total	285,473	$6.21	285,473

(1)	Each monthly period is the calendar month.
(2)	Through June 30, 2015, our board of directors had authorized the purchase of up to $39.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the program announced in March 2003, which has no fixed expiration date. Our board of directors in April 2015 increased the aggregate authorization from $34.5 million to $39.5 million.
46

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.61	Indenture dated June 1, 2015 re Notes issued by CPS Auto Receivables Trust 2015-B. Incorporated by reference to exhibit 4.61 filed with the registrant’s Form 8-K/A on June 26, 2015.
4.62	Sale and Servicing Agreement dated as of June 1, 2015. Incorporated by reference to exhibit 4.62 filed with the registrant’s Form 8-K/A on June 26, 2015.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: July 24, 2015
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
Date: July 24, 2015
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

