Form 10-Q
period 2015-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2015-10-27
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015 the registrant had 25,934,696 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$20,915	$17,859
Restricted cash and equivalents	206,626	175,382

Finance receivables	1,902,156	1,595,956
Less: Allowance for finance credit losses	(78,759)	(61,460)
Finance receivables, net	1,823,397	1,534,496

Finance receivables measured at fair value	135	1,664
Furniture and equipment, net	1,719	1,161
Deferred financing costs	14,412	12,362
Deferred tax assets, net	44,173	42,847
Accrued interest receivable	31,807	23,372
Other assets	17,210	23,915
	$2,160,394	$1,833,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$28,859	$21,660
Warehouse lines of credit	46,934	56,839
Residual interest financing	10,572	12,327
Debt secured by receivables measured at fair value	–	1,250
Securitization trust debt	1,903,578	1,598,496
Subordinated renewable notes	15,192	15,233
	2,005,135	1,705,805
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 26,028,980 and 24,540,640 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	82,806	80,513
Retained earnings	77,504	51,791
Accumulated other comprehensive loss	(5,051)	(5,051)
	155,259	127,253
	$2,160,394	$1,833,058

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Interest income	$90,584	$73,865	$257,843	$207,082
Servicing fees	73	278	283	1,158
Other income	3,334	2,907	10,215	8,550
	93,991	77,050	268,341	216,790

Expenses:
Employee costs	15,254	12,733	42,884	35,397
General and administrative	5,005	5,804	14,949	14,482
Interest	14,848	12,239	41,709	37,562
Provision for credit losses	37,411	27,287	106,533	76,795
Marketing	4,608	4,167	13,247	11,826
Occupancy	1,046	898	2,950	2,493
Depreciation and amortization	170	118	471	339
	78,342	63,246	222,743	178,894
Income before income tax expense	15,649	13,804	45,598	37,896
Income tax expense	6,806	6,028	19,885	16,390
Net income	$8,843	$7,776	$25,713	$21,506

Earnings per share:
Basic	$0.34	$0.31	$0.99	$0.86
Diluted	0.28	0.24	0.81	0.67

Number of shares used in computing earnings per share:
Basic	26,093	25,290	25,989	24,895
Diluted	31,476	32,040	31,796	32,021

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$8,843	$7,776	$25,713	$21,506

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$8,843	$7,776	$25,713	$21,506

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$25,713	$21,506
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(7,345)	(12,793)
Accretion of purchase discount on receivables measured at fair value	–	(353)
Amortization of discount on securitization trust debt	53	106
Amortization of discount on senior secured debt, related party	–	623
Accretion of premium on debt secured by receivables measured at fair value	–	631
Mark to fair value on debt secured by receivables measured at fair value	–	339
Mark to fair value of receivables measured at fair value	–	(43)
Depreciation and amortization	471	339
Amortization of deferred financing costs	5,149	5,054
Provision for credit losses	106,533	76,795
Stock-based compensation expense	3,609	2,578
Interest income on residual assets	(85)	(320)
Changes in assets and liabilities:
Accrued interest receivable	(8,435)	(2,930)
Deferred tax assets, net	(1,326)	12,628
Other assets	6,501	(1,220)
Accounts payable and accrued expenses	7,199	(1,966)
Net cash provided by operating activities	138,037	100,974

Cash flows from investing activities:
Purchases of finance receivables held for investment	(791,335)	(680,569)
Payments received on finance receivables held for investment	403,246	324,195
Payments received on receivables portfolio at fair value	1,529	11,670
Proceeds received on residual interest in securitizations	–	1,039
Change in repossessions held in inventory	289	(2,092)
Increases in restricted cash and cash equivalents, net	(31,244)	(42,350)
Purchase of furniture and equipment	(1,029)	(639)
Net cash used in investing activities	(418,544)	(388,746)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	795,000	655,500
Proceeds from issuance of subordinated renewable notes	1,153	406
Payments on subordinated renewable notes	(1,194)	(4,055)
Net proceeds from (repayments of) warehouse lines of credit	(9,905)	49,990
Proceeds from (repayments of) residual interest financing debt	(1,755)	(6,329)
Repayment of securitization trust debt	(489,971)	(363,495)
Repayment of debt secured by receivables measured at fair value	(1,250)	(10,917)
Repayment of senior secured debt, related party	–	(39,182)
Payment of financing costs	(7,199)	(5,937)
Purchase of common stock	(2,846)	–
Exercise of options and warrants	1,530	2,815
Net cash provided by financing activities	283,563	278,796

Increase (decrease) in cash and cash equivalents	3,056	(8,976)
Cash and cash equivalents at beginning of period	17,859	22,112
Cash and cash equivalents at end of period	$20,915	$13,136

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,915	$32,864
Income taxes	$13,690	$6,259

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Direct mail revenues	$2,416	$1,921	$6,935	$5,944
Convenience fee revenue	580	840	2,060	2,450
Recoveries on previously charged-off contracts	167	39	666	121
Sales tax refunds	138	129	432	360
Other	33	(22)	122	(325)
Other income for the period	$3,334	$2,907	$10,215	$8,550

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and nine months ended September 30, 2015, we recorded stock-based compensation costs in the amount of $1.4 million and $3.6 million, respectively. These stock-based compensation costs were $1.1 million and $2.6 million for the three and nine months ended September 30, 2014. As of September 30, 2015, unrecognized stock-based compensation costs to be recognized over future periods equaled $15.2 million. This amount will be recognized as expense over a weighted-average period of 2.8 years.

The following represents stock option activity for the nine months ended September 30, 2015:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	10,828	$4.05	6.01 years
Granted	1,965	6.11	N/A
Exercised	(1,033)	1.38	N/A
Forfeited	(313)	5.39	N/A
Options outstanding at the end of period	11,447	$4.61	5.71 years

Options exercisable at the end of period	6,172	$3.38	4.94 years

At September 30, 2015, the aggregate intrinsic value of options outstanding and exercisable was $16.4 million and $14.2 million, respectively. There were 1,033,000 options exercised for the nine months ended September 30, 2015 compared to 1,168,000 for the comparable period in 2014. The total intrinsic value of options exercised was $7.1 million and $10.6 million for the nine-month periods ended September 30, 2015 and 2014. There were 5.5 million shares available for future stock option grants under existing plans as of September 30, 2015.

Purchases of Company Stock

During the nine-month period ended September 30, 2015, we purchased 544,521 shares of our common stock, at an average price of $6.21. We purchased 468,948 shares of our stock in the open market at an average price of $6.07. The remaining purchases of 75,573 shares were related to net exercises of outstanding options and warrants. In transactions during the nine-month period ended September 30, 2015, the holders of options and warrants to purchase 392,200 shares of our common stock paid the aggregate $535,000 exercise price by surrender to us of 75,573 of such 392,200 shares.

During the nine-month period ended September 30, 2014, we purchased 73,788 shares of our common stock, at an average price of $7.91. The purchases were related to net exercises of outstanding options and warrants. In transactions during the nine-month period ended September 30, 2014, the holder of options and warrants to purchase 395,000 shares of our common stock paid the aggregate $583,000 exercise price by surrender to us of 73,788 of such 395,000 shares.

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

In August 2015, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606) (ASU 2015-14).  In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently evaluating the effects of ASU 2015-14 on its financial statements and disclosures, if any.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2015, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

We have recorded a liability as of September 30, 2015, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2015	2014
	(In thousands)
Finance Receivables
Automobile finance receivables, net of unearned interest	$1,910,581	$1,612,246
Less: Unearned acquisition fees and originations costs	(8,425)	(16,290)
Finance Receivables	$1,902,156	$1,595,956

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands)
Delinquency Status
Current	$1,768,918	$1,523,020
31 - 60 days	69,604	42,730
61 - 90 days	38,940	23,300
91 + days	33,119	23,196
	$1,910,581	$1,612,246

Finance receivables totaling $33.1 million and $23.2 million at September 30, 2015 and December 31, 2014, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Balance at beginning of period	$74,541	$53,326	$61,460	$39,626
Provision for credit losses on finance receivables	37,411	27,287	106,533	76,795
Charge-offs	(38,608)	(29,988)	(105,273)	(80,514)
Recoveries	5,415	3,996	16,039	18,714
Balance at end of period	$78,759	$54,621	$78,759	$54,621

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

	September 30,	December 31,
	2015	2014
	(In thousands)
Gross balance of repossessions in inventory	$29,232	$28,234
Allowance for losses on repossessed inventory	(19,117)	(17,829)
Net repossessed inventory included in other assets	$10,115	$10,405

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
						Contractual
	Final	Receivables		Outstanding	Outstanding	Interest Rate
	Scheduled	Pledged at		Principal at	Principal at	at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2015 (2)	Principal	2015	2014	2015
	(Dollars in thousands)
CPS 2011-A	April 2018	$–	$100,364	$–	$8,457	–
CPS 2011-B	September 2018	13,377	109,936	12,772	22,985	4.41%
CPS 2011-C	March 2019	18,242	119,400	18,157	30,601	4.89%
CPS 2012-A	June 2019	22,383	155,000	20,863	35,923	3.20%
CPS 2012-B	September 2019	32,755	141,500	31,791	50,125	3.05%
CPS 2012-C	December 2019	37,358	147,000	36,281	55,619	2.35%
CPS 2012-D	March 2020	45,427	160,000	43,822	67,833	1.99%
CPS 2013-A	June 2020	66,889	185,000	65,182	97,775	1.87%
CPS 2013-B	September 2020	82,263	205,000	80,244	118,692	2.39%
CPS 2013-C	December 2020	95,208	205,000	94,095	133,628	3.22%
CPS 2013-D	March 2021	94,650	183,000	93,291	132,150	2.82%
CPS 2014-A	June 2021	104,926	180,000	103,290	143,456	2.37%
CPS 2014-B	September 2021	135,749	202,500	134,742	177,601	2.11%
CPS 2014-C	December 2021	204,004	273,000	201,727	256,151	2.31%
CPS 2014-D	March 2022	219,252	267,500	216,362	267,500	2.54%
CPS 2015-A	June 2022	220,214	245,000	215,598	–	2.42%
CPS 2015-B	September 2022	238,978	250,000	235,361	–	2.52%
CPS 2015-C (3)	December 2022	297,605	300,000	300,000	–	2.89%
		$1,929,280	$3,429,200	$1,903,578	$1,598,496

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $183.2 million in 2015, $664.4 million in 2016, $501.1 million in 2017, $316.4 million in 2018, $172.0 million in 2019, $63.2 million in 2020 and $3.3 million in 2021.
(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.
(3)	Includes $102.1 million of receivables that were pledged to CPS 2015-C after September 30, 2015, on October 9, 2015.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of September 30, 2015, we were in compliance with all such covenants.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2015, restricted cash under the various agreements totaled approximately $206.6 million, of which $102.1 million represented pre-funding proceeds. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at September 30, 2015 and December 31, 2014 are summarized below:

			Amount Outstanding at
			September 30,	December 31,
			2015	2014
			(In thousands)
Description	Interest Rate	Maturity
Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$20,798	$23,581

	5.50% over one month Libor (Minimum 6.25%)	August 2017	26,136	33,258

Residual interest financing	11.75% over one month Libor	April 2018	10,572	12,327

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% loan was made in September 2013, while final residual payment was made in January 2015	–	1,250

Subordinated renewable notes	Weighted average rate of 9.45% and 10.7% at September 30, 2015 and December 31, 2014 , respectively	Weighted average maturity of March 2017 and October 2016 at September 30, 2015 and December 31, 2014, respectively	15,192	15,233
			$72,698	$85,649

In April 2015 we entered into a new $100 million warehouse credit line with affiliates of Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility, which replaces a revolving credit facility that we have used since December 2010, provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. There was $20.8 million outstanding under this new facility at September 30, 2015 which has a revolving period through April 2017 and an amortization period through April 2019 for any receivables pledged to the facility at the end of the revolving period.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Interest on finance receivables	$90,564	$73,781	$257,757	$206,761
Residual interest income	20	84	85	320
Other interest income	–	–	1	1
Interest income	$90,584	$73,865	$257,843	$207,082

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Securitization trust debt	$12,466	$9,582	$35,012	$28,279
Warehouse lines of credit	1,644	1,531	4,376	3,646
Senior secured debt, related party	–	–	–	1,651
Debt secured by receivables at fair value	–	150	–	683
Residual interest financing	338	462	1,111	1,545
Subordinated renewable notes	400	514	1,210	1,758
Interest expense	$14,848	$12,239	$41,709	$37,562

(6) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2015 and 2014 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	26,093	25,290	25,989	24,895
	$
Incremental common shares attributable to exercise of outstanding options and warrants	5,383	6,750	5,807	7,126
	$
Weighted average number of common shares used to compute diluted earnings per share	31,476	32,040	31,796	32,021

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2015 would have included an additional 6.7 million and 5.8 million shares, respectively attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2014, an additional 4.0 and 3.1 million shares, respectively, would be included in the diluted earnings per share calculation.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2011.

As of September 30, 2015 and December 31, 2014, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $44.2 million as of September 30, 2015 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $44.2 million consists of approximately $34.0 million of net U.S. federal deferred tax assets and $10.2 million of net state deferred tax assets. We estimate that we would need to generate approximately $102 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

Income tax expense was $6.8 million and $19.9 million for the three months and nine months ended September 30, 2015 and represents an effective income tax rate of 43% and 44%, respectively, compared to income tax expense of $6.0 million and $16.4 million for the three and nine months ended September 30, 2014, and represents an effective income tax rate of and 44% and 43%, respectively.

(8) Legal Proceedings

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

The first of those two has been settled by agreement with the plaintiffs, with the settlement remaining subject to approval by the court. In the second, the California court of appeals ruled in March 2015 that the plaintiff may assert his claim only in arbitration, on an individual basis and not on a class basis. That ruling was vacated when the California supreme court accepted the plaintiff’s petition for review, ordering the matter held pending that court’s decision in a case to which we are not a party. The August 2015 decision in the case to which we were not a party generally upheld arbitration clauses, and the California supreme court has ordered our case returned to the court of appeals. We expect that the court of appeals will reaffirm its prior ruling; however, there can be no assurance as to the outcome.

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of September 30, 2015 with respect to such matters, in the aggregate.

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

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of September 30, 2015, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of September 30, 2015, and in excess of the liability we have recorded, is from $0 to $250,000.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	211	220	633	660
Expected return on assets	(377)	(432)	(1,131)	(1,296)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	87	–	261	–
Net periodic cost (benefit)	$(79)	$(212)	$(237)	$(636)

We did not make any contributions to the Plan during the nine-month period ended September 30, 2015 and we do not anticipate making any contributions for the remainder of 2015. We contributed $237,000 during the nine-month period ended September 30, 2014.

(10) Fair Value Measurements

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$316	$5,686	$1,664	$14,476
Payments on finance receivables at fair value	(181)	(3,057)	(1,529)	(10,930)
Charge-offs on finance receivables at fair value	–	(184)	–	(740)
Discount accretion	–	722	–	353
Mark to fair value	–	35	–	43
Balance at end of period	$135	$3,202	$135	$3,202

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$–	$5,392	$1,250	$13,117
Principal payments on debt at fair value	–	(2,363)	(1,250)	(10,917)
Premium accretion	–	141	–	631
Mark to fair value	–	–	–	339
Balance at end of period	–	3,170	–	3,170
Reduction for payments collected and payable	–	(592)	–	(592)
Adjusted balance at end of period	$–	$2,578	$–	$2,578

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	September 30, 2015		December 31, 2014
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)
Fireside receivables portfolio	$135	$135	$1,664	$1,664

Debt secured by Fireside receivables portfolio	–	–	–	1,250

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2015, the finance receivables related to the repossessed vehicles in inventory totaled $29.2 million. We have applied a valuation adjustment, or loss allowance, of $19.1 million, which is based on a recovery rate of approximately 36%, resulting in an estimated fair value and carrying amount of $10.1 million. The fair value and carrying amount of the repossessed inventory at December 31, 2014 was $10.4 million after applying a valuation adjustment of $17.8 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1 or level 2 assets and liabilities for the nine months ended September 30, 2015 and 2014. We have no level 3 assets that are measured at fair value on a non-recurring basis.

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	September 30,	December 31,	Valuation	Unobservable	September 30,	December 31,
	2015	2014	Techniques	Inputs	2015	2014
	(In thousands)
Assets:

Finance receivables measured at fair value	$135	$1,664	Discounted cash flows	Discount rate	15.4%	15.4%
				Cumulative net losses	5.0%	5.0%
				Monthly average prepayments	0.5%	0.5%
Liabilities:

Debt secured by receivables measured at fair value	$–	1,250	Discounted cash flows	Discount rate	n/a	12.2%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at September 30, 2015 and December 31, 2014, were as follows:

	As of September 30, 2015
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$20,915	$20,915	$–	$–	$20,915
Restricted cash and equivalents	206,626	206,626	–	–	206,626
Finance receivables, net	1,823,397	–	–	1,808,306	1,808,306
Finance receivables measured at fair value	135	–	–	135	135
Residual interest in securitizations	14	–	–	14	14
Accrued interest receivable	31,807	–	–	31,807	31,807
Liabilities:
Warehouse lines of credit	$46,934	$–	$–	$46,934	$46,934
Accrued interest payable	3,205	–	–	3,205	3,205
Residual interest financing	10,572	–	–	10,572	10,572
Securitization trust debt	1,903,578	–	–	1,912,826	1,912,826
Subordinated renewable notes	15,192	–	–	15,192	15,192

	As of December 31, 2014
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,859	$17,859	$–	$–	$17,859
Restricted cash and equivalents	175,382	175,382	–	–	175,382
Finance receivables, net	1,534,496	–	–	1,512,567	1,512,567
Finance receivables measured at fair value	1,664	–	–	1,664	1,664
Residual interest in securitizations	68	–	–	68	68
Accrued interest receivable	23,372	–	–	23,372	23,372
Liabilities:
Warehouse lines of credit	$56,839	$–	$–	$56,839	$56,839
Accrued interest payable	2,613	–	–	2,613	2,613
Residual interest financing	12,327	–	–	12,327	12,327
Debt secured by receivables measured at fair value	1,250	–	–	1,250	1,250
Securitization trust debt	1,598,496	–	–	1,619,742	1,619,742
Subordinated renewable notes	15,233	–	–	15,233	15,233

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2015 and December 31, 2014, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2015, we have purchased a total of approximately $12.1 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
Nine months ended September 30, 2015	791,335	1,940,529

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

Since 1994 we have conducted 68 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of September 30, 2015, 19 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
Nine months ended September 30, 2015	3	795,000

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

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of September 30, 2015 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at September 30, 2015 included $102.1 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In October 2015, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of September 30, 2015 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2015 with the three months ended September 30, 2014

Revenues. During the three months ended September 30, 2015, our revenues were $94.0 million, an increase of $16.9 million, or 22.0%, from the prior year revenue of $77.1 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended September 30, 2015 increased $16.7 million, or 22.6%, to $90.6 million from $73.9 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1515.9 million at September 30, 2014 to $1,939.8 million at September 30, 2015. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended September 30, 2015 and 2014:

	Average Balances for the Three Months Ended
	September 30, 2015	September 30, 2014
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,902.2	$1,462.3
Fireside	0.2	3.9
Total	$1,902.4	$1,466.2

Servicing fees totaling $73,000 for the three months ended September 30, 2015 decreased $205,000, or 73.8%, from $278,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of September 30, 2015 and 2014, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2015		September 30, 2014
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,939.8	100.0%	$1,512.7	99.6%
Fireside	0.1	0.0%	3.2	0.2%
Owned by Non-Consolidated Subsidiaries	0.1	0.0%	0.7	0.0%
Third-Party Servicing Portfolios	0.5	0.0%	2.0	0.1%
Total	$1,940.5	100.0%	$1,518.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At September 30, 2015, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,940.6 million (this amount includes $64,000 of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $517,000 of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,518.6 million as of September 30, 2014. At September 30, 2015 and 2014, the managed portfolio composition was as follows:

	September 30, 2015		September 30, 2014
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,940.3	100.0%	$1,514.6	99.7%
Fireside	0.1	0.0%	3.2	0.2%
Third Party Portfolio	0.1	0.0%	0.8	0.1%
Total	$1,940.5	100.0%	$1,518.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

In the three months ended September 30, 2015, other income of $3.3 million increased by $426,000, or 14.7% compared to the prior year. The three-month period ended September 30, 2015 includes an increase of $496,000 in revenue associated with direct mail and other related products and services that we offer to our dealers, a net increase of $152,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios and an increase of $9,000 in sales tax refunds. In addition, in the prior year period, we incurred a markdown of $43,000 in the fair value of the principal balance and related debt of the Fireside portfolio. The increases were somewhat offset by a decrease of $274,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $78.3 million for the three months ended September 30, 2015, compared to $63.2 million for the prior year, an increase of $15.1 million, or 23.9%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $2.5 million or 19.8%, to $15.3 million during the three months ended September 30, 2015, representing 19.5% of total operating expenses, from $12.7 million for the prior year, or 20.1% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$287.5	$279.3
Contracts purchased (units)	17,019	16,925
Managed portfolio outstanding (dollars)	$1,940.6	$1,518.6
Managed portfolio outstanding (units)	143,036	115,870

Number of Originations staff	229	186
Number of Marketing staff	134	137
Number of Servicing staff	462	409
Number of other staff	78	72
Total number of employees	903	804

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $5.0 million, a decrease of $799,000, or 13.8% compared to the previous year and represented 6.4% of total operating expenses. In the prior year period, we incurred $990,000 in expenses to settle a long standing legal matter we referred to as the Stanwich matter.

Interest expense for the three months ended September 30, 2015 increased by $2.6 million to $14.8 million, or 19.0% of total operating expenses, compared to $12.2 million in the previous year.

The debt on the Fireside portfolio was repaid in full in January 2015. As a result, we incurred no interest expense on that debt compared to $150,000 in the prior year period.

Interest on securitization trust debt increased by $2.9 million, or 30.1%, for the three months ended September 30, 2015 compared to the prior year. The average balance of securitization trust debt increased 32.2% to $1,785.4 million at September 30, 2015 compared to $1,330.2 million at September 30, 2014. However, the blended interest rates on term securitizations completed since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012. As a result, the cost of securitization debt during the three month period ended September 30, 2015 was 2.8%, compared to 2.9% in the prior year period.

Interest expense on subordinated renewable notes decreased by $114,000. The decrease is due to a decrease in the average balance from $16.2 million to $15.1 million and a decrease in the average cost from 12.7% to 10.6%. Interest expense on residual interest financing decreased $125,000 in the three months ended September 30, 2015 compared to the prior year. The decrease is due to repayments of $2.2 million during the twelve months ended September 30, 2015.

Interest expense on warehouse debt increased by $113,000 for the three months ended September 30, 2015 compared to the prior year. We increased our contract purchases to $287.5 million for the three months ended September 30, 2015 compared to $279.3 million in the prior period. However, when possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,876,508	$90,514	19.3%	$1,430,557	$73,654	20.6%
Finance receivables measured at fair value	180	70	155.6%	3,939	211	21.4%
	$1,876,688	90,584	19.3%	$1,434,496	73,865	20.6%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$26,233	1,644	25.1%	$74,043	1,531	8.3%
Residual interest financing	10,905	338	12.4%	13,051	462	14.2%
Debt secured by receivables measured at fair value	–	–	0.0%	3,844	150	15.6%
Securitization trust debt	1,758,434	12,466	2.8%	1,330,203	9,581	2.9%
Subordinated renewable notes	15,102	400	10.6%	16,230	514	12.7%
	$1,810,674	14,848	3.3%	$1,437,371	12,238	3.4%

Net interest income/spread		$75,736			$61,627
Net interest yield (4)			16.0%			17.2%
Ratio of average interest earning assets to average interest bearing liabilities	104%			100%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Interest expense includes deferred financing costs and non-utilization fees.
(4)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2015 Compared to September 30, 2014
	Total Change	Change Due to Volume	Change Due to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$16,860	$22,960	$(6,100)
Finance receivables measured at fair value	(141)	(201)	60
	16,719	22,759	(6,040)
Interest Bearing Liabilities
Warehouse lines of credit	113	(989)	1,102
Residual interest financing	(124)	(76)	(48)
Debt secured by receivables measured at fair value	(150)	(150)	–
Securitization trust debt	2,885	3,084	(199)
Subordinated renewable notes	(114)	(36)	(78)
	2,610	1,833	777

Net interest income/spread	$14,109	$20,926	$(6,817)

The reduction in the annualized yield on our finance receivables for the three months ended September 30, 2015 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $37.4 million for the three months ended September 30, 2015, an increase of $10.1 million, or 37.1% compared to the prior year and represented 47.8% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases,, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $441,000, or 10.6%, to $4.6 million during the three months ended September 30, 2015, compared to $4.2 million in the prior year period, and represented 5.9% of total operating expenses. For the three months ended September 30, 2015, we purchased 17,019 contracts representing $287.5 million in receivables compared to 16,925 contracts representing $279.3 million in receivables in the prior year.

Occupancy expenses increased by $149,000 or 16.6%, to $1.0 million compared to $898,000 in the previous year and represented 1.4% of total operating expenses. During the three months ended September 30, 2015, we entered into a lease for additional office space in Irvine, California.

Depreciation and amortization expenses increased by $52,000 or 44.3%, to $170,000 compared to $118,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended September 30, 2015, we recorded income tax expense of $6.8 million, representing a 43.5% effective income tax rate. In the prior year period, we recorded $6.0 million in income tax expense, representing a 43.7% effective income tax rate.

Comparison of Operating Results for the nine months ended September 30, 2015 with the nine months ended September 30, 2014

Revenues. During the nine months ended September 30, 2015, our revenues were $286.3 million, an increase of $51.5 million, or 23.8%, from the prior year revenue of $216.8 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2015 increased $50.8 million, or 24.5%, to $257.8 million from $207.1 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,515.9 million at September 30, 2014 to $1,940.6 million at September 30, 2015. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the nine months ended September 30, 2015 and 2014:

	Average Balances for the Nine Months Ended
	September 30, 2015	September 30, 2015
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,792.8	$1,351.6
Fireside	0.5	7.2
Total	$1,793.3	$1,358.8

Servicing fees totaling $283,000 for the nine months ended September 30, 2015 decreased $877,000, or 75.6%, from $1.2 million in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. As of September 30, 2015 and 2014, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2015		September 30, 2014
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,939.8	100.0%	$1,512.7	99.6%
Fireside	0.1	0.0%	3.2	0.2%
Owned by Non-Consolidated Subsidiaries	0.1	0.0%	0.7	0.0%
Third-Party Servicing Portfolios	0.5	0.0%	2.0	0.1%
Total	$1,940.5	100.0%	$1,518.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At September 30, 2015, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,940.5 million (this amount includes $64,000 of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $517,000 of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,518.6 million as of September 30, 2014. At September 30, 2015 and 2014, the managed portfolio composition was as follows:

	September 30, 2015		September 30, 2014
	Amount (1)	%(2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,940.3	100.0%	$1,514.6	99.7%
Fireside	0.1	0.0%	3.2	0.2%
Third Party Portfolio	0.1	0.0%	0.8	0.1%
Total	$1,940.5	100.0%	$1,518.6	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

In the nine months ended September 30, 2015 other income of $10.2 million increased by $1.7 million, or 19.5% compared to the prior year. The nine-month period ended September 30, 2015 includes an increase of $992,000 in revenue associated with direct mail and other related products and services that we offer to our dealers, a net increase of $610,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios and an increase of $72,000 in sales tax refunds. In addition, in the prior year period, we incurred a markdown of $390,000 in the fair value of the principal balance and related debt of the Fireside portfolio. The increases were somewhat offset by a decrease of $364,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $222.7 million for the nine months ended September 30, 2015, compared to $178.9 million for the prior year, an increase of $43.8 million, or 24.5%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $7.5 million or 21.2%, to $42.9 million during the nine months ended September 30, 2015, representing 19.8% of total operating expenses, from $35.4 million for the prior year, or 19.8% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$791.3	$680.6
Contracts purchased (units)	48,046	42,911
Managed portfolio outstanding (dollars)	$1,940.6	$1,518.6
Managed portfolio outstanding (units)	145,036	115,870

Number of Originations staff	229	186
Number of Marketing staff	134	137
Number of Servicing staff	462	409
Number of other staff	78	72
Total number of employees	903	804

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $14.9 million, an increase of $467,000, or 3.2% compared to the previous year and represented 6.7% of total operating expenses.

Interest expense for the nine months ended September 30, 2015 increased by $4.1 million to $41.7 million, or 18.7% of total operating expenses, compared to $37.6 million in the previous year.

The debt on the Fireside portfolio was repaid in full in January 2015. As a result, we incurred no interest expense on that debt compared to $683,000 in the prior year period.

Interest on securitization trust debt increased by $6.7 million, or 23.8%, for the nine months ended September 30, 2015 compared to the prior year. The average balance of securitization trust debt increased 34.4% to $1,668.9 million at September 30, 2015 compared to $1,242.1 million at September 30, 2014. However, the blended interest rates on term securitizations completed since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012. As a result, the cost of securitization debt during the nine-month period ended September 30, 2015 was 2.8%, compared to 3.0% in the prior year period.

Interest expense on warehouse debt increased by $730,000 for the nine months ended September 30, 2015 compared to the prior year. We increased our contract purchases to $791.3 million for the nine months ended September 30, 2015 compared to $680.6 million in the prior period. However, when possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015			2014
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,770,694	$257,535	19.4%	$1,320,985	$205,708	20.8%
Finance receivables measured at fair value	543	308	75.6%	7,184	1,374	25.5%
	$1,771,237	257,843	19.4%	$1,328,169	207,082	20.8%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$51,723	4,376	11.3%	$46,929	3,646	10.4%
Residual interest financing	11,512	1,111	12.9%	14,772	1,545	13.9%
Debt secured by receivables measured at fair value	–	–	0.0%	6,754	683	13.5%
Securitization trust debt	1,668,934	35,012	2.8%	1,242,059	28,278	3.0%
Senior secured debt, related party	–	–	0.0%	9,471	1,651	23.2%
Subordinated renewable notes	15,101	1,210	10.7%	17,705	1,758	13.2%
	$1,747,270	41,709	3.2%	$1,337,690	37,561	3.7%

Net interest income/spread		$216,134			$169,521
Net interest yield (4)			16.2%			16.9%
Ratio of average interest earning assets to average interest bearing liabilities	101%			99%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Net of deferred fees and direct costs.

(3) Interest expense includes deferred financing costs and non-utilization fees.

(4) Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2015
	$ Compared to September 30, 2014
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
Interest Earning Assets		(In thousands)
Finance receivables gross	$51,827	$63,962	$(12,135)
Finance receivables measured at fair value	(1,066)	(1,202)	136
	50,761	62,760	(11,999)

Interest Bearing Liabilities	$
Warehouse lines of credit	730	492	238
Residual interest financing	(434)	(372)	(62)
Debt secured by receivables measured at fair value	(683)	(683)	–
Securitization trust debt	6,734	8,724	(1,990)
Senior secured debt, related party	(1,651)	(1,651)	–
Subordinated renewable notes	(548)	(355)	(193)
	4,148	6,155	(2,007)
Net interest income/spread	$46,613	$56,605	$(9,992)

The reduction in the annualized yield on our finance receivables for the nine months ended September 30, 2015 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $106.5 million for the nine months ended September 30, 2015, an increase of $29.7 million, or 38.7% compared to the prior year and represented 47.8% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $1.4 million, or 12.0%, to $13.2 million during the nine months ended September 30, 2015, compared to $11.8 million in the prior year period, and represented 5.9% of total operating expenses. For the nine months ended September 30, 2015, we purchased 48,046 contracts representing $791.3 million in receivables compared to 42,911 contracts representing $680.6 million in receivables in the prior year.

Occupancy expenses increased by $400,000 or 18.3%, to $2.9 million compared to $2.5 million in the previous year and represented 1.3% of total operating expenses. During the three months ended September 30, 2015, we entered into a lease for additional office space in Irvine, California.

Depreciation and amortization expenses increased by $132,000 or 38.9%, to $471,000 compared to $339,000 in the previous year and represented 0.2% of total operating expenses.

For the nine months ended September 30, 2015, we recorded income tax expense of $19.9 million, representing a 43.6% effective income tax rate. In the prior year period, we recorded $16.4 million in income tax expense, representing a 43.3% effective income tax rate.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. In addition, in June 2014 we entered into a consent decree with the FTC that required us to make certain procedural changes in our servicing practices, which we believe have contributed to somewhat higher delinquencies and extensions compared to prior periods. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we originated or own an interest in as of the respective dates shown. The tables do not include the experience of third party originated and owned portfolios.

Delinquency, Repossession and Extension Experience (1)

Total Originated Portfolio Excluding Fireside

	September 30, 2015		September 30, 2014		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	142,913	$1,940,311	114,136	$1,514,619	123,033	$1,641,807
Period of delinquency (2)
31-60 days	5,504	$69,608	2,890	$38,961	3,571	$42,823
61-90 days	3,129	38,940	1,408	17,459	1,813	23,334
91+ days	2,456	33,124	1,070	12,812	1,890	23,239
Total delinquencies (2)	11,089	141,672	5,368	69,232	7,274	89,396
Amount in repossession (3)	2,335	29,247	3,226	31,301	2,664	28,249
Total delinquencies and amount in repossession (2)	13,424	$170,919	8,594	$100,533	9,938	$117,645

Delinquencies as a percentage of gross servicing portfolio	7.8%	7.3%	4.7%	4.6%	5.9%	5.4%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	9.4%	8.8%	7.5%	6.6%	8.1%	7.2%

Extension Experience
Contracts with one extension, accruing (4)	24,679	$333,576	16,934	$223,693	18,165	$238,267
Contracts with two or more extensions, accruing (4)	14,617	191,760	6,465	76,346	7,537	93,220
	39,296	525,336	23,399	300,039	25,702	331,487

Contracts with one extension, non-accrual (4)	1,259	16,584	1,105	11,809	1,268	14,701
Contracts with two or more extensions, non-accrual (4)	886	11,282	481	4,483	594	6,468
	2,145	27,866	1,586	16,292	1,862	21,169

Total contracts with extensions	41,441	$553,202	24,985	$316,331	27,564	$352,656

Delinquency, Repossession and Extension Experience (1)

Fireside Portfolio

	September 30, 2015		September 30, 2014		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	144	$235	1,487	$5,651	911	$1,664
Period of delinquency (2)
31-60 days	32	$43	161	$425	113	$262
61-90 days	13	23	76	177	53	74
91+ days	18	23	30	50	45	62
Total delinquencies (2)	63	89	267	652	211	398
Amount in repossession (3)	5	10	14	37	1	1
Total delinquencies and amount in repossession (2)	68	$99	281	$689	212	$399

Delinquencies as a percentage of gross servicing portfolio	43.8%	37.9%	18.0%	11.5%	23.2%	23.9%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	47.2%	42.1%	18.9%	12.2%	23.3%	24.0%

Extension Experience
Contracts with one extension, accruing (4)	6	$9	37	$765	212	$376
Contracts with two or more extensions, accruing (4)	49	7	437	1,290	303	815
	55	86	816	2,055	515	1,191

Contracts with one extension, non-accrual (4)	2	1	8	16	17	22
Contracts with two or more extensions, non-accrual (4)	10	23	17	49	18	30
	12	24	25	65	35	52

Total contracts with extensions	67	$110	841	$2,120	550	$1,243

Delinquency, Repossession and Extension Experience (1)

Total Originated and Fireside Portfolio

	September 30, 2015		September 30, 2014		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	143,057	$1,940,546	115,623	$1,517,821	123,944	$1,643,471
Period of delinquency (2)
31-60 days	5,536	$69,651	3,051	$39,256	3,684	$43,085
61-90 days	3,142	38,964	1,484	17,543	1,866	23,407
91+ days	2,474	33,148	1,100	12,852	1,935	23,301
Total delinquencies (2)	11,152	141,763	5,635	69,651	7,485	89,793
Amount in repossession (3)	2,340	29,256	3,240	31,365	2,665	28,250
Total delinquencies and amount in repossession (2)	13,492	$171,019	8,875	$101,016	10,150	$118,043

Delinquencies as a percentage of gross servicing portfolio	7.8%	7.3%	4.9%	4.6%	6.0%	5.5%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	9.4%	8.8%	7.7%	6.7%	8.2%	7.2%

Extension Experience
Contracts with one extension, accruing (4)	24,685	$333,585	17,313	$224,458	18,377	$238,643
Contracts with two or more extensions, accruing (4)	14,666	191,837	6,902	77,636	7,840	94,035
	39,351	525,422	24,215	302,094	26,217	332,678

Contracts with one extension, non-accrual (4)	1,261	16,586	1,113	11,825	1,285	14,723
Contracts with two or more extensions, non-accrual (4)	896	11,304	498	4,532	612	6,498
	2,157	27,890	1,611	16,357	1,897	21,221

Total contracts with extensions	41,508	$553,312	25,826	$318,451	28,114	$353,899

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio Excluding Fireside

	September 30,	September 30,	December 31,
	2015	2014	2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,796,461	$1,463,261	$1,415,667
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.5%	5.6%	5.9%

Fireside Portfolio

	September 30,		September 30,	December 31,
	2015		2014	2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$543		$3,939	$5,919
Annualized net charge-offs as a percentage of average servicing portfolio (2)	(46.6%	)	0.6%	0.6%

Net Charge-Off Experience (1)

Total Owned Portfolio Including Fireside

	September 30,	September 30,	December 31,
	2015	2014	2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,797,004	$1,467,200	$1,421,586
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.5%	5.6%	5.8%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2015 and September 30, 2014 percentage represents nine months ended September 30, 2015 and September 30, 2014 annualized. December 31, 2014 represents 12 months ended December 31, 2014.

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

The basic question in deciding to grant an extension is whether or not we will (a) be delaying the inevitable repossession and liquidation or (b) risk losing the vehicle as a result of not being able to locate the obligor and vehicle. In both of those situations, the loss would likely be higher than if the vehicle had been repossessed without the extension. The benefits of granting an extension include minimizing current losses and delinquencies, minimizing lifetime losses, getting the obligor’s account current (or close to it) and building goodwill with the obligor so that he might prioritize us over other creditors on future payments. Our servicing staff are trained to identify when a past due obligor is facing a temporary problem that may be resolved with an extension. In most cases, the extension will be granted in conjunction with our receiving a past due payment (and where allowed by law, a nominal fee, applied to the loan as a partial payment) from the obligor, thereby indicating an additional monetary and psychological commitment to the contract on the obligor’s part.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2015, for accounts that received extensions from 2008 through 2014 (2015 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2015	% Active or Paid Off at September 30, 2015	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,739	30.2%	20,030	56.3%	4,819	13.5%	19

2009	32,226	10,304	32.0%	16,139	50.1%	5,783	17.9%	17

2010	26,167	12,212	46.7%	11,956	45.7%	1,999	7.6%	19

2011	18,786	11,072	58.9%	6,782	36.1%	932	5.0%	19

2012	18,783	11,913	63.4%	6,074	32.3%	796	4.2%	15

2013	23,398	15,361	65.7%	7,061	30.2%	976	4.2%	14

2014	25,773	20,631	80.0%	4,316	16.7%	826	3.2%	10

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2011, 58.9% were either paid in full or active and performing at September 30, 2015. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For example, of the accounts granted extensions in 2011 that subsequently charged off, such charge offs occurred, on average, 19 months after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2014

Average number of extensions granted per month	4,276	2,033	2,148

Average number of outstanding accounts	134,057	106,686	110,356

Average monthly extensions as % of average outstandings	3.2%	1.9%	1.9%

Table excludes portfolios originated and owned by third parties.

	September 30, 2015		September 30, 2014		December 31, 2014
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)
Contracts with one extension	25,946	$350,169	18,426	$236,282	19,662	$253,366
Contracts with two extensions	10,359	136,634	5,539	66,667	6,378	79,774
Contracts with three extensions	3,901	50,652	1,350	12,485	1,603	17,452
Contracts with four extensions	1,066	13,350	370	2,313	365	2,710
Contracts with five extensions	192	2,064	102	494	74	442
Contracts with six extensions	44	443	39	210	32	157
	41,508	$553,312	25,826	$318,451	28,114	$353,901

Managed portfolio (excluding originated and owned by 3rd parties)	143,057	$1,940,546	115,623	$1,517,821	123,944	$1,643,471

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

Net cash provided by operating activities for the nine-month period ended September 30, 2015 was $138.0 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2014 of $101.0 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. The increase is due primarily to the increase in net income of $4.2 million and the increase in provision for credit losses of $29.7 million.

Net cash used in investing activities for the nine-month period ended September 30, 2015 was $418.5 million compared to net cash used in investing activities of $388.7 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and increases in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $791.3 million and $680.6 million during the first nine months of 2015 and 2014, respectively.

Net cash provided by financing activities for the three months ended September 30, 2015 was $283.6 million compared to net cash provided by financing activities of $278.8 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2015, we issued $795.0 million in new securitization trust debt compared to $655.5 million in the same period of 2014. In addition, we repaid $490.0 million in securitization trust debt and $1.3 million in debt associated with the Fireside portfolio in the nine months ended September 30, 2015 compared to repayments of securitization trust debt of $363.5 million and repayment of $10.9 million in debt associated with the Fireside portfolio in the prior year period. In the nine months ended September 30, 2015, we had net repayments on warehouse lines of credit of $10.0 million, compared to net proceeds of $50.0 million in the prior year’s period. During the first nine months of 2014, we repaid in full $39.2 million of senior secured related party debt.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2015, we had unrestricted cash of $20.9 million, $79.2 million available under one warehouse credit facility and $73.9 million available under another warehouse credit facility (such figures assume the availability of sufficient eligible collateral). As of September 30, 2015 we had approximately $41.6 million of such eligible collateral. During the nine-month period ended September 30, 2015, we completed three securitizations aggregating $795.0 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of September 30, 2015, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2015, we had approximately $1,976.3 million of debt outstanding. Such debt consisted primarily of $1,903.6 million of securitization trust debt, and also included $46.9 million of warehouse lines of credit, $10.6 million of residual interest financing and $15.2 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $45.6 million for the nine months ended September 30, 2015 and $52.2 million, $37.2 million and $9.2 for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2015, we had approximately $1,976.3 million of debt outstanding. Such debt consisted primarily of $1,903.6 million of securitization trust debt, and also included $46.9 million of warehouse lines of credit, $10.6 million of residual interest financing and $15.2 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years. Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we repurchased 183,475 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that
	Total		as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)
July 2015	113,502	$6.18	113,502	$3,511,004
August 2015	–	$–	–	$3,511,004
September 2015	69,973	$5.30	69,973	$3,140,043
Total	183,475	$5.85	183,475

____________________

(1)	Each monthly period is the calendar month.
(2)	Through September 30, 2015, our board of directors had authorized the purchase of up to $39.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the program announced in March 2003, which has no fixed expiration date. Our board of directors in April 2015 increased the aggregate authorization from $34.5 million to $39.5 million.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.63	Indenture dated September 1, 2015 re Notes issued by CPS Auto Receivables Trust 2015-C. Incorporated by reference to exhibit 4.63 filed with the registrant’s Form 8-K on September 22, 2015.
4.64	Sale and Servicing Agreement dated as of September 1, 2015. Incorporated by reference to exhibit 4.64 filed with the registrant’s Form 8-K on September 22, 2015.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 27, 2015

By: /s/ CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

Date: October 27, 2015

By: /s/ JEFFREY P. FRITZ

Jeffrey P. Fritz

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

