Form 10-K
period 2015-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2016-03-09
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

The aggregate market value of the 21,024,763 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $6.25 per share reported by Nasdaq as of June 30, 2015, was approximately $131,404,769. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 4, 2016 was 25,186,261.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2016 annual shareholders meeting is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also acquired installment purchase contracts in four merger and acquisition transactions, and purchased or originated immaterial amounts of loans secured by vehicles. In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. We consist of Consumer Portfolio Services, Inc. and subsidiaries (collectively, “we,” “us,” “CPS” or “the Company”). From inception through December 31, 2015, we have purchased a total of approximately $12.4 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. From 2008 through 2010, our managed portfolio decreased each year due to our strategy of limiting contract purchases to conserve our liquidity during the financial crisis and resulting recession, as discussed further below. However, since October 2009, we have gradually increased contract purchases, which, in turn, has resulted in increases in our managed portfolio. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2015 are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136

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

We direct our marketing efforts primarily to dealers, rather than to consumers. We establish relationships with dealers through our employee marketing representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our marketing representatives represent us exclusively. They may be located in our Irvine branch, in our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our marketing representatives present dealers with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2015, we had 109 marketing representatives and in that month we received applications from 7,941 dealers in 47 states. As of December 31, 2015, approximately 67% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers. For the year ended December 31, 2015, approximately 78% of the automobile contracts purchased under our programs consisted of financing for used cars and 22% consisted of financing for new cars, as compared to 84% financing for used cars and 16% for new cars in the year ended December 31, 2014.

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 68 term securitizations of approximately $10.2 billion in contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. From February 2011 through October 2015 we maintained two $100 million revolving warehouse credit facilities. In November 2015 we added a third $100 million facility.

Sub-Prime Auto Finance Industry

Automobile financing is the second largest consumer finance market in the United States. The automobile finance industry can be considered a continuum where participants choose to provide financing to consumers in various segments of the spectrum of creditworthiness depending on each participant’s business strategy. We operate in a segment of the spectrum that is frequently referred to as sub-prime since we provide financing to less credit-worthy borrowers at higher rates of interest than more credit-worthy borrowers are likely to obtain.

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

Economic conditions of uncertainty have from time to time negatively affected our industry. Notably, and most recently, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables. Over roughly that same period, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours were reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities. In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry withdrew from the industry, or in some cases, ceased to do business. Finally, broad economic weakness and high levels of unemployment during 2008, 2009 and thereafter caused many of the obligors under our receivables to be less willing or able to pay, resulting in higher delinquencies, charge-offs and losses. Each of these factors adversely affected our results of operations in the period 2008 through 2011. Since October 2009, however, improvements in the capital markets have allowed us to obtain new short-term credit facilities, and to regularly access long-term funding through the issuance of asset-backed securities.

Our Operations

Our automobile financing programs are designed to serve sub-prime customers, who generally have limited credit histories or past credit problems. Because we serve customers who are unable to meet certain credit standards, we incur greater risks, and generally receive interest rates higher than those charged in the prime credit market. We also sustain a higher level of credit losses because of the higher risk customers we serve.

Originations

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer's customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. For the year ended December 31, 2015, we received approximately 78% of all applications through DealerTrack (the industry leading dealership application aggregator), 3% via our website and 19% via another aggregator, Route One. Our automated application decisioning system produced our initial decision within seconds on approximately 98% of those applications.

Upon receipt of information from a dealer, we immediately order two credit reports to document the buyer's credit history. If, upon review by our proprietary automated decisioning system, or in some cases, one of our credit analysts, we determine that the automobile contract meets our underwriting criteria, we advise the dealer of our decision to approve the contract and the terms under which we will purchase it. In some cases where we don’t grant an approval, we may suggest alternatives from the terms proposed by the dealer or request and review further information from the dealer.

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2015, no dealer accounted for more than 0.75% of the total number of automobile contracts we purchased. The following table sets forth the geographical sources of the automobile contracts we purchased (based on the addresses of the customers as stated on our records) during the years ended December 31, 2015 and 2014.

	Contracts Purchased During the Year Ended
	December 31, 2015		December 31, 2014
	Number	Percent (1)	Number	Percent (1)
California	5,775	8.9%	5,163	8.7%
Texas	5,077	7.9%	5,926	10.0%
Ohio	4,227	6.5%	3,379	5.7%
Florida	3,397	5.3%	2,951	5.0%
Georgia	3,361	5.2%	2,611	4.4%
North Carolina	3,167	4.9%	2,263	3.8%
Other States	39,553	61.3%	36,983	62.4%
Total	64,557	100.0%	59,276	100.0%
(1) Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Amount	Percent (1)	Amount	Percent (1)
State based on obligor's residence	($ in millions)
California	$201.7	9.9%	$178.8	10.9%
Texas	182.0	9.0%	166.8	10.1%
Ohio	113.0	5.6%	81.8	5.0%
Georgia	108.8	5.4%	83.4	5.1%
Florida	98.9	4.9%	78.3	4.8%
All others	1,326.7	65.3%	1,054.8	64.2%
Total	$2,031.1	100.0%	$1,643.9	100.0%
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

3

	2015	2014	2013	2012	2011

Average net acquisition fee amount	$56	$162	$418	$836	$1,155
Average net acquisition fee as % of amount financed	0.3%	1.0%	2.7%	5.5%	7.4%
Weighted average annual percentage interest rate	19.3%	19.6%	20.1%	20.3%	20.1%

We believe that levels of acquisition fees are determined partially by competition in the marketplace, which has increased over the periods presented, and also by our pricing strategy. Our pricing strategy is driven by our objectives for new contract purchase quantities and yield.

We offer eight different financing programs to our dealership customers, and price each program according to the relative credit risk. Our programs cover a wide band of the credit spectrum and are labeled as follows:

Bravo - this program accommodates an applicant with significant past non-performing credit including recent derogatory credit.  Advance rates are lowest of all of our programs to offset the greater risk.  To offset the low up-front advance to the dealer, we agree to pay the dealer a portion of future payments we receive from the obligor, depending on loan performance. The Bravo program was introduced in November of 2015 and as of December 31, 2015, only a few such contracts have been acquired.

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

Alpha Plus – This program accommodates applicants with past non-performing credit, but with a stronger history of recent performing credit, such as auto or mortgage related credit, and higher incomes than the Alpha program. Contract interest rates and dealer acquisition fees are lower than the Alpha program.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 77% of our new contract originations in 2015, 74% in 2014 and 74% in 2013, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2015, 2014, and 2013.

	Contracts Purchased During the Year Ended (1)
	December 31, 2015		December 31, 2014		December 31, 2013
	(dollars in thousands)
	Amount Financed	Percent (1)	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$44,881	4.2%	$40,534	4.3%	$25,135	3.3%
Super Alpha	119,705	11.3%	127,994	13.5%	116,551	15.3%
Alpha Plus	169,470	16.0%	137,337	14.5%	101,907	13.3%
Alpha	483,050	45.5%	395,858	41.9%	320,558	42.0%
Standard	111,956	10.6%	90,412	9.6%	78,320	10.3%
Mercury / Delta	91,101	8.6%	89,075	9.4%	66,656	8.7%
First Time Buyer	40,335	3.8%	63,734	6.7%	54,960	7.2%
Bravo	40	0.0%
	$1,060,538	100.0%	$944,944	100.0%	$764,087	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

In addition to our purchases of installment contracts from dealers, we purchased from 2006 through 2008 an immaterial number of vehicle purchase money loans, evidenced by promissory notes and security agreements. A non-affiliated lender originated all such loans directly to vehicle purchasers, and sold the loans to us. We began financing vehicle purchases by lending money directly to consumers in January 2008, on terms similar to those that we offered through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. In October 2008 we suspended purchases of loans from other lenders and direct lending to consumers. In April of 2015, we re-established our platform for direct lending to consumers and originated $1.5 million of such loans during 2015.

In 2012, we initiated a program to make direct loans secured by automobiles to consumers who own their vehicles. As of December 31, 2015 our managed portfolio includes $1.6 million of such loans.

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

We believe that our underwriting criteria enable us to evaluate effectively the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The underwriting criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, our underwriting guidelines generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a policy to supplement the customer’s casualty policy in the event of a total loss of the related vehicle. We generally do not finance vehicles that are more than 11 model years old or have in excess of 150,000 miles. The maximum term of a purchased contract is 72 months, although we consider the loan to value and mileage as significant factors in determining the maximum term of a contract. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our underwriters verify the customer's employment, income, residency, insurance coverage, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open ended questions about his application and the contract, which may uncover potential misrepresentations.

Credit Scoring.  We use proprietary scoring models to assign each automobile contract several "credit scores" at the time the application is received from the dealer and the customer's credit information is retrieved from the credit reporting agencies. These proprietary scores are used to help determine whether or not we want to approve the application and, if so, the program and pricing we will offer to the dealer. The credit scores are based on a variety of parameters including the customer's credit history, residence stability and total income. Once a vehicle is selected by the customer and a proposed deal structure is provided to us by the dealer, our scores will then consider various deal structure parameters such as down payment amount and the make and mileage of the vehicle. We have developed the credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts.  All of the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed under the CPS programs in 2015 was $16,447, with an average original term of 65 months and an average down payment amount of 11.3%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $16,377 (which excludes tax, license fees and any additional costs such as a service contract) and the average age of the vehicle at the time the automobile contract was purchased was five years. The average age of our customers is approximately 43, with approximately $54,000 in average annual household income and an average of six years tenure with his or her current employer.

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

We generally charge off the balance of any contract by the earlier of the end of the month in which the automobile contract becomes five scheduled installments past due or, in the case of repossessions, the month that after we receive the proceeds from the liquidation of the financed vehicle or if the vehicle has been in repossession inventory for more than three months. In the case of repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted automobile contract and the net repossession sale proceeds.

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 16 months, 14 months and 14 months as of December 31, 2015, December 31, 2014, and December 31, 2013, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. In addition, in June 2014 we became subject to a consent decree that required that we implement procedural changes in our servicing practices, which changes may have contributed to somewhat higher delinquencies, extensions and net losses compared to prior periods. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Owned Portfolio

	December 31, 2015		December 31, 2014		December 31, 2013
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	149,138	$2,031,099	123,944	$1,643,471	99,099	$1,228,579
Period of delinquency (2)
31-60 days	5,375	70,041	3,684	43,085	3,018	22,765
61-90 days	3,140	41,142	1,866	23,407	2,149	25,167
91+ days	3,364	43,484	1,935	23,301	1,270	11,294
Total delinquencies (2)	11,879	154,667	7,485	89,793	6,437	59,226
Amount in repossession (3)	3,138	38,939	2,665	28,250	2,991	25,130
Total delinquencies and amount in repossession (2)	15,017	$193,606	10,150	$118,043	9,428	$84,356
Delinquencies as a percentage of gross servicing portfolio	8.0%	7.6%	6.0%	5.5%	6.5%	4.8%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	10.1%	9.5%	8.2%	7.2%	9.5%	6.9%

Extension Experience
Contracts with one extension, accruing (4)	26,682	$361,338	18,377	$238,643	14,957	$180,181
Contracts with two or more extensions, accruing (4)	16,638	219,175	7,840	94,035	6,134	46,793
	43,320	580,513	26,217	332,678	21,091	226,974

Contracts with one extension, non-accrual (4)	1,784	22,725	1,285	14,723	1,090	9,503
Contracts with two or more extensions, non-accrual (4)	1,444	18,527	612	6,499	657	3,385
	3,228	41,252	1,897	21,222	1,747	12,888
Total accounts with extensions	46,548	$621,765	28,114	$353,900	22,838	$239,862

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	Accounts past due more than 90 days are on non-accrual.

Net Credit Loss Experience (1)

Total Owned Portfolio

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,847,764	$1,421,587	$1,075,979
Net charge-offs as a percentage of average servicing portfolio (2)	6.4%	5.8%	4.7%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2015, for accounts that received extensions from 2008 through 2014:

Period of Extension	# Extensions Granted	Active or Paid Off at December 31, 2015	% Active or Paid Off at December 31, 2015	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off ≤ 6 Months After Extension	% Charged Off ≤ 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,728	30.1%	20,038	56.3%	4,819	13.5%	19

2009	32,226	10,291	31.9%	16,152	50.1%	5,783	17.9%	17

2010	26,167	12,190	46.6%	11,978	45.8%	1,999	7.6%	19

2011	18,786	11,042	58.8%	6,812	36.3%	932	5.0%	19

2012	18,783	11,787	62.8%	6,200	33.0%	796	4.2%	16

2013	23,398	14,635	62.5%	7,787	33.3%	976	4.2%	15

2014	25,773	19,195	74.5%	5,752	22.3%	826	3.2%	11

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off at December 31, 2015 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, in spite of the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2015	2014	2013

Average number of extensions granted per month	4,443	2,148	1,950

Average number of outstanding accounts	137,306	110,356	93,247

Average monthly extensions as % of average outstandings	3.2%	1.9%	2.1%

Table excludes extensions on portfolios serviced for third parties

	December 31, 2015		December 31, 2014		December 31, 2013
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	28,466	$384,064	19,662	$253,366	16,047	$189,684
Contracts with two extensions	11,763	156,840	6,378	79,774	4,397	38,499
Contracts with three extensions	4,567	59,255	1,603	17,452	1,486	7,790
Contracts with four extensions	1,401	17,734	365	2,710	634	2,519
Contracts with five extensions	301	3,351	74	442	224	1,059
Contracts with six extensions	50	521	32	157	50	309
	46,548	$621,765	28,114	$353,900	22,838	$239,860

Gross servicing portfolio	149,138	$2,031,099	123,944	$1,643,471	99,099	$1,228,579

Table excludes extensions on portfolios serviced for third parties

Non-Accrual Receivables

It is not uncommon for our obligors to fall behind in their payments. However, with the diligent efforts of our servicing staff and systems for managing our collection efforts, we regularly work with our customers to resolve delinquencies. Our staff is trained to employ a counseling approach to assist our customers with their cash flow management skills and help them to prioritize their payment obligations in order to avoid losing their vehicle to repossession. Through our experience, we have learned that once a contract becomes greater than 90 days past due, it is more likely than not that the delinquency will not be resolved and will ultimately result in a charge-off. As a result, we do not recognize any interest income for contracts that are greater than 90 days past due.

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

Since 1994 we have conducted 68 term securitizations of automobile contracts that we purchased from dealers under our regular programs. As of December 31, 2015, 18 of those securitizations are active and all but one are structured as secured financings. The exception is our September 2010 transaction, which is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. In recent years, we have found that the securitizations we conducted in December of those years, had a tendency toward less investor demand in the related bonds than the securitizations we conducted in other times of the year. As a result, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2006	4	957,681
2007	4	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of December 31, 2015 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the securitization trust were not delivered until after the initial closing. As a result, our restricted cash balance at December 31, 2014 included $85.3 million from the proceeds of the sale of the asset-backed notes that were held by a trustee pending delivery of the remaining receivables. In January 2015, the requisite additional receivables were delivered to the securitization trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities. Since we did not do a securitization in December of 2015, there was no related amount of restricted cash representing the pre-funding proceeds.

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was renewed in August 2014, extending the revolving period to August 2016, and adding an amortization period through August 2017. In April 2015, we entered into a new $100 million facility with a revolving period extending to April 2017 followed by an amortization period to April 2019. In November 2015, we entered into a third $100 million facility, which has a revolving period extending to November 2017, followed by an amortization period to November 2019.

In a securitization and in our warehouse credit facilities, we are required to make certain representations and warranties, which are generally similar to the representations and warranties made by dealers in connection with our purchase of the automobile contracts. If we breach any of our representations or warranties, we may be required to repurchase the automobile contract at a price equal to the principal balance plus accrued and unpaid interest. We may then be entitled under the terms of our dealer agreement to require the selling dealer to repurchase the contract at a price equal to our purchase price, less any principal payments made by the customer. Subject to any recourse against dealers, we will bear the risk of loss on repossession and resale of vehicles under automobile contracts that we repurchase.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2015 we were in compliance with all such covenants.

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

Regulation

Numerous federal and state consumer protection laws, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on automobile contracts and impose certain other restrictions. In most states, a license is required to engage in the business of purchasing automobile contracts from dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by dealers on credit sales. The so-called Lemon Laws enacted by various states provide certain rights to purchasers with respect to automobiles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a customer against a dealer and its assignees, including us and those who purchase automobile contracts from us. The dealer agreement contains representations by the dealer that, as of the date of assignment of automobile contracts, no such claims or defenses have been asserted or threatened with respect to the automobile contracts and that all requirements of such federal and state laws have been complied with in all material respects. Although a dealer would be obligated to repurchase automobile contracts that involve a breach of such warranty, there can be no assurance that the dealer will have the financial resources to satisfy its repurchase obligations. Certain of these laws also regulate our servicing activities, including our methods of collection.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in July 2010, and many of its provisions became effective in July 2011. The Dodd-Frank Act restructured the regulation and supervision of the financial services industry and created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has rulemaking, supervisory and enforcement authority over “non-banks,” including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies from engaging in “unfair, deceptive or abusive” acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. Under the Dodd-Frank Act, the CFPB also may restrict the use of pre-dispute mandatory arbitration clauses in contracts for a consumer financial product or service.  The CFPB also has authority to interpret, enforce and issue regulations implementing enumerated consumer laws, including certain laws that apply to us.  Further, the CFPB has general supervisory and examination authority over non-depository “larger participants” in the market for automotive finance companies. We are subject to such supervision and examination.

The Dodd-Frank Act and related regulations are likely to affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us.  For example, in March 2013, the CFPB stated its view that policies of indirect auto lenders that allow auto dealers to mark up lender-established buy rates and that compensate dealers for those markups could present a risk of impermissible pricing disparities on the basis of race and national origin, and potentially other prohibited bases. We continue to assess the Dodd-Frank Act’s probable effect on our business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Act provides a mechanism for state Attorneys General to investigate us. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. We expect that regulatory investigation by both state and federal agencies will continue, and there can be no assurance that the results of such investigations will not have a material adverse effect on us.

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

Employees

As of December 31, 2015, we had 935 employees. The breakdown of the employees is as follows: 10 were senior management personnel; 487 were servicing personnel; 243 were automobile contract origination personnel; 140 were marketing personnel (109 of whom were marketing representatives); 26 were operations and systems personnel; and 29 were administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

Periods of Significant Losses.

From time to time throughout our history we have incurred net losses, most recently over the period beginning with the quarter ended September 30, 2008 and ending with the quarter ended September 30, 2011. We were adversely affected by the economic recession affecting the United States as a whole, for a time by increased financing costs and decreased availability of capital to fund our purchases of automobile contracts, and by a decrease in the overall level of sales of automobiles and light trucks. Similar periods of losses began in the quarter ended March 31, 1999 through the quarter ended December 31, 2000 and also from the quarter ended September 30, 2003 through the quarter ended March 31, 2005.

We expect to earn quarterly profits during 2016; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.” One reason for our expectation is that we have had positive net income throughout the four years ended December 31, 2015.

For the year ended December 31, 2015, our pretax income was $61.4 million, compared to pretax income of $52.2 million, $37.2 million and $9.2 million for the years 2014, 2013 and 2012, respectively, and a pretax loss of $14.5 million for the year 2011. Our net income for 2015 was $34.7 million, or $1.10 per diluted share, compared to net income of $29.5 million, or $0.92 per diluted share, $21.0 million, or $0.67 per diluted share and $69.4 million, or $2.72 per diluted share for the years 2014, 2013 and 2012 respectively, and a net loss of $14.5 million, or $0.76 per diluted share, for 2011. Net income for 2012 includes an income tax benefit of $60.2 million, or $2.36 per diluted share, related to reversal of a valuation allowance against our deferred tax asset. Such tax benefit cannot be expected to recur.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

Our business strategy requires that warehouse credit facilities be available in order to purchase significant volumes of receivables.

Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they are "warehoused" until they are financed on a long-term basis through the issuance of asset-backed notes. Upon issuance of the notes, funds advanced under one or more warehouse credit facilities are repaid from the proceeds. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was renewed in August 2014, extending the revolving period to August 2016, and adding an amortization period through August 2017. In April 2015, we entered into a new $100 million facility with a revolving period extending to April 2017 followed by an amortization period to April 2019. In November 2015, we entered into a third $100 million facility with a revolving period extending to November 2017, followed by an amortization period to November 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity”.

If we are unable to maintain warehouse financing on acceptable terms, we might curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our results of operations, financial condition and cash flows.

Our Results of Operations Will Depend on Our Ability to Securitize Our Portfolio of Automobile Contracts.

We depend upon our ability to obtain permanent financing for pools of automobile contracts by conducting term securitization transactions. By "permanent financing" we mean financing that extends to cover the full term during which the underlying automobile contracts are outstanding and requires repayment as the underlying automobile contracts are repaid or charged off. By contrast, our warehouse credit facilities permit us to borrow against the value of such receivables only for limited periods of time. Our past practice and future plan has been and is to repay loans made to us under our warehouse credit facilities with the proceeds of securitizations. There can be no assurance that any securitization transaction will be available on terms acceptable to us, or at all. The timing of any securitization transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation:

•	market conditions;
•	the approval by all parties of the terms of the securitization;
•	our ability to acquire a sufficient number of automobile contracts for securitization.

As stated elsewhere in this report, during 2008 and 2009 we observed adverse changes in the market for securitized pools of automobile contracts, which made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods. These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. Although we have seen improvements in the capital markets from 2010 and thereafter, as compared to 2008 and 2009, if the market conditions for asset-backed securitizations should reverse, we could expect a material adverse effect on our results of operations.

Our Results of Operations Will Depend on Cash Flows from Our Residual Interests in Our Securitization Program and Our Warehouse Credit Facilities.

When we finance our automobile contracts through securitizations and warehouse credit facilities, we receive cash and retain a residual interest in the assets financed. Those financed assets are owned by the special-purpose subsidiary that is formed for the related securitization. This residual interest represents the right to receive the future cash flows to be generated by the automobile contracts in excess of (i) the interest and principal paid to investors or lenders on the indebtedness issued in connection with the financing, (ii) the costs of servicing the automobile contracts and (iii) certain other costs incurred in connection with completing and maintaining the securitization or warehouse credit facility. We sometimes refer to these future cash flows as "excess spread cash flows."

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

We typically retain residual interests or use them as collateral to borrow cash. In any case, the future excess spread cash flow received in respect of the residual interests is integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused automobile contracts performs. If our portfolio of securitized and warehoused automobile contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced. Such higher than expected losses occurred in 2008 through 2010, which had an adverse effect on our operations, financial condition and cash flows. Should significant increases in losses reoccur, such recurrence might have material adverse effects on our future results of operations, financial condition and cash flows.

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations from 1994 through 2008, we utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guaranteed timely interest and ultimate principal payments on the senior classes of the securities issued in those securitizations. These guarantees enabled those securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, this form of credit enhancement may not be economical for us in the future. The 19 securitization transactions we executed from 2010 through 2015 did not utilize financial guaranty insurance policies. Prior to the second quarter of 2014, none of the securities issued in those transactions received the highest possible credit rating from any rating agency. As we pursue future securitizations, we may not be able to obtain:

•	credit enhancement in any form on terms acceptable to us, or at all; or
•	similar highest available credit ratings for senior classes of securities to be issued in future securitizations.

We have observed an adverse trend in the greater credit spread between the interest rate payable on our securitization trust debt and risk-free investments. As of the date of this report, interest rates on risk-free debt are close to historical lows, which have offset some of the adverse effect on us of greater credit spreads. If interest rates on risk-free debt increase, or if the trend of increased spreads should continue, we would expect increased interest expense, which could adversely affect our results of operations.

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2015 and 2014, no single dealer accounted for more than 0.75% and 0.40%, respectively, of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

If We Lose Key Personnel, Our Results of Operations May Be Impaired.

Our senior management team averages over 19 years of service with us.  Charles E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. Conversely, adverse general economic conditions may have had a countervailing effect. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flow.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission (“FTC”) has the authority to investigate consumer complaints against us, to conduct inquiries at its own instance, and to recommend enforcement actions and seek monetary penalties. The FTC has conducted an inquiry into our practices, and proposed remedial action against us in 2014, to which we consented. See Legal Proceedings – FTC Action. The CFPB has adopted regulations that place us and other companies similar to us under its supervision. Our industry is also under investigation by the United States Department of Justice, which is conducting an inquiry that appears to be focused on securitization practices. In that inquiry, we received a subpoena in January 2015, which required that we produce specified documents. We are cooperating with that inquiry. Such inquiry could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the inquiry or any resulting proceeding(s), which might materially and adversely affect us.

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

Recent Legislation and Proposed Regulations May Have an Adverse Effect on Our Business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), adopted in 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. The law provides a regulatory framework and requires that regulators, some of which are new regulatory bodies created by Dodd-Frank, draft, review and approve more than 200 implementing regulations and conduct numerous studies that are likely to lead to still more regulations.

The Dodd-Frank Act includes risk retention requirements. Six federal agencies have approved a rule implementing these requirements. The rule, which is set to become effective in December 2015, generally requires sponsors of asset-backed securities (ABS), such as us, to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Our future securitization structures may be adversely affected by the risk retention requirement.

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

At this time, it is difficult to predict the extent to which new regulations or amendments will affect our business. However, compliance with these new laws and regulations may result in additional cost and expenses, which may adversely affect our results of operations, financial condition or liquidity.

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

A breach in the security of our systems could result in the disclosure of confidential information or subject us to liability

We hold in our systems confidential financial and other personal data with respect to our customers, which may be of value to identity thieves and others if revealed. Although we endeavor to protect the security of our computer systems and the confidentiality of customer information entrusted to us, there can be no assurance that our security measures will provide adequate security.

It is possible that we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations.

Such persons may also attempt to fraudulently induce employees or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers.

These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expands our use of web-based products and applications.

A successful penetration of the security of our systems could cause serious negative consequences, including disruption of our operations, misappropriation of confidential information, or damage to our computers or systems, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, customer dissatisfaction, significant litigation exposure and harm to our reputation, any or all of which could have a material adverse effect on us.

We Have Substantial Indebtedness.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2015, we had approximately $1,952.2 million of debt outstanding. Such debt consisted primarily of $1,731.6 million of securitization trust debt, $196.5 million of warehouse lines of credit, $9.0 million of residual interest financing and $15.1 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Risks Related to General Factors

If The Economy of All or Certain Regions of the United States Falls into Recession, Our Results of Operations May Be Impaired.

Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of California, Texas, Ohio, Georgia, Florida and Pennsylvania, states in which our automobile contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to acquire suitable automobile contracts, or to securitize pools of such automobile contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase automobile contracts and result in reductions in our revenues or the cash flows available to us.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2015, our directors and executive officers collectively owned 4,405,328 shares of our common stock, or approximately 17%.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located in Las Vegas, Nevada. Our operating headquarters are located in Irvine, California, where we currently lease approximately 80,000 square feet of general office space from an unaffiliated lessor. The leased office space in Irvine, California increases to 129,000 square feet by 2017. The annual base rent is approximately $1.77 million, increasing to approximately $4.50 million through 2022.

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

We are currently subject to one such class action, which has been settled by agreement with the plaintiffs. The settlement remains subject to final court approval. (The court has approved the settlement, but an objecting member of the settlement class has appealed that approval.)

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of December 31, 2015 with respect to such matters, in the aggregate.

FTC Action. In May 2014, we consented to the FTC’s filing of a lawsuit against us, and to the simultaneous settlement of that lawsuit pursuant to a consent decree. The agreed judgment, entered June 11, 2014, required that we make restitutionary payments to certain of its our customers, that we pay a $2 million penalty to the U.S. government, and that we implement procedural changes relating to compliance with fair debt collection practices and credit reporting. We have retained an independent third party to monitor our compliance with the judgment, and we must file certain periodic reports with the FTC. The payments to past and present customers have been completed and paid, partially in cash and partially in the form of credits against amounts owed. The total of such customer payments, cash and credit, was approximately $3.5 million.

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014 and 2015. Among other matters, the subpoena requested information relating to the underwriting criteria used to originate these automobile contracts and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We provided the required documents in March 2015, and are unaware of any subsequent material developments in the government’s investigation. The investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of December 31, 2015, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2015, and in excess of the liability we have recorded, is from $0 to $250,000.

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

Executive Officers of the Registrant

Charles E. Bradley, Jr., 56, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Jeffrey P. Fritz, 56, has been Executive Vice President and Chief Financial Officer since March 2014. Prior to that, he was Senior Vice President and Chief Financial Officer since April 2006.  He was Senior Vice President of Accounting from August 2004 through March 2006 and served as a consultant to us from May 2004 to August 2004. He also served as our Chief Financial Officer from our inception through May 1999. He is a licensed Certified Public Accountant and has previously practiced public accounting.

Michael T. Lavin, 43, has been Executive Vice President - Chief Legal Officer since March 2014.  Prior to that, he was our Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego based large law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County based firm of Trachtman & Trachtman from 2000 through 2001.  Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Mark A. Creatura, 56, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Christopher Terry, 48, has been Senior Vice President – Asset Recovery since August 2013. Prior to that was our Senior Vice President of Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 53, has been Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Curtis K. Powell, 58, has been Senior Vice President – Project Development since May 2010. Previously he was our Senior Vice President – Marketing from March 2007 to May 2010. Prior to that, he was our Senior Vice President of Originations from June 2001 to March 2007. Prior to that, he was our Senior Vice President – Marketing, from April 1995 to June 2001. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Laurie A. Straten, 47, has been Senior Vice President of Servicing since August 2013. Prior to that, she was our Senior Vice President of Asset Recovery since April 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

Richard B. Haskell, 49, has been Senior Vice President of Systems and Risk Management since April 2013. Prior to that, he held the positions of Vice President of Systems and Risk Management since January 2007, and Vice President of Risk Management since January 2005. He joined the Company in March 1994 as a data entry clerk in the Originations Department and held a series of successively more responsible positions. Previously, Mr. Haskell held a position as loan officer at Trust One Mortgage.

John P. Harton, 51, has been Senior Vice President - Marketing since March 2014.  Prior to that, he held the position of Vice President – Marketing since April 2010. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2014	9.64	6.63
April 1 - June 30, 2014	7.99	6.33
July 1 - September 30, 2014	8.22	6.41
October 1 - December 31, 2014	8.00	6.36
January 1 - March 31, 2015	7.60	5.29
April 1 - June 30, 2015	7.38	5.75
July 1 - September 30, 2015	6.55	4.87
October 1 - December 31, 2015	5.81	4.49

As of January 1, 2016, there were 37 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	11,227,624	$4.66	5,476,181
Equity compensation plans not approved by security holders	–	–	–
Total	11,227,624	$4.66	5,476,181

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2015	220,544	$5.25	220,544	$6,981,718
November 2015	198,160	5.21	198,160	5,950,238
December 2015	176,217	5.05	176,217	5,060,683
Total	594,921	$5.18	594,921

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2015, our board of directors had authorized the purchase of up to $44.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2015, we have purchased $5.0 million in principal amount of debt securities and $34.4 million of our common stock representing 10,864,589 shares.

Item 6.  Selected Financial Data

The following table presents our selected consolidated financial data and operating data as of and for the dates indicated. The data under the captions "Statement of Income Data" and "Balance Sheet Data" have been derived from our audited consolidated financial statements. The remainder is derived from other records of ours. You should read the selected consolidated financial data together with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited and unaudited consolidated financial statements and notes thereto that are included in this report, and in our quarterly and periodic filings.

	As of and
	For the Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011

Statement of Income Data
Revenues:
Interest income	$349,912	$286,734	$231,330	$175,314	$127,856
Servicing fees	319	1,376	3,093	2,305	4,348
Other income	13,419	12,146	10,405	9,589	10,927
Gain on cancellation of debt	–	–	10,947	–	–
Total revenues	363,650	300,256	255,775	187,208	143,131
Expenses:
Employee costs	59,556	50,129	42,960	35,573	32,270
General and administrative	42,349	39,262	32,753	29,531	26,759
Interest expense	57,745	50,395	58,179	79,422	83,054
Provision for credit losses	142,618	108,228	76,869	33,495	15,508
Provision for contingent liabilities	–	–	7,841	–	–
Total expenses	302,268	248,014	218,602	178,021	157,591
Income (loss) before income tax expense (benefit)	61,382	52,242	37,173	9,187	(14,460)
Income tax expense (benefit)	26,701	22,726	16,168	(60,221)	–
Net income (loss)	$34,681	$29,516	$21,005	$69,408	$(14,460)

Earnings (loss) per share-basic	$1.34	$1.18	$0.98	$3.56	$(0.76)
Earnings (loss) per share-diluted	$1.10	$0.92	$0.67	$2.72	$(0.76)
Pre-tax income (loss) per share-basic (1)	$2.37	$2.09	$1.73	$0.47	$(0.76)
Pre-tax income (loss) per share-diluted (2)	$1.94	$1.63	$1.18	$0.36	$(0.76)
Weighted average shares outstanding-basic	25,935	25,040	21,538	19,473	19,013
Weighted average shares outstanding-diluted	31,584	32,032	31,574	25,478	19,013

Balance Sheet Data
Total assets	$2,142,907	$1,833,058	$1,396,366	$1,037,620	$890,050
Cash and cash equivalents .	19,322	17,859	22,112	12,966	10,094
Restricted cash and equivalents	106,054	175,382	132,284	104,445	159,228
Finance receivables, net	1,909,490	1,534,496	1,115,437	744,749	506,279
Finance receivables measured at fair value	61	1,664	14,476	59,668	160,253
Warehouse lines of credit	196,461	56,839	9,452	21,731	25,393
Residual interest financing	9,042	12,327	19,096	13,773	21,884
Debt secured by receivables measured at fair value	–	1,250	13,117	57,107	166,828
Securitization trust debt	1,731,598	1,598,496	1,177,559	792,497	583,065
Long-term debt	15,138	15,233	57,701	73,416	79,094
Shareholders' equity	161,159	127,253	94,602	61,311	(14,207)

(1)	Income (loss) before income tax benefit divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.
(2)	Income (loss) before income tax benefit divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013	2012	2011

Contract Purchases/Securitizations
Automobile contract purchases	$1,060,538	$944,944	$764,087	$551,742	$284,236
Automobile contract securitized	795,000	924,000	778,000	603,500	335,593

Managed Portfolio Data
Contracts held by consolidated subsidiaries	$2,030,652	$1,640,536	$1,207,694	$807,888	$546,018
Fireside portfolio	61	1,664	14,786	60,804	172,167
Contracts held by non-consolidated subsidiaries	40	390	4,074	17,298	42,971
Third party portfolios (1)	383	1,330	4,868	11,585	33,493
Total managed portfolio	$2,031,136	$1,643,920	$1,231,422	$897,575	$794,649
Average managed portfolio	1,847,945	1,422,870	1,081,936	822,571	711,725

Weighted average fixed effective interest rate (total managed portfolio) (2)	19.5%	19.8%	20.0%	19.6%	18.5%
Core operating expense (% of average managed portfolio) (3)	5.5%	6.3%	7.0%	7.9%	8.3%
Allowance for finance credit losses	$75,603	$61,460	$39,626	$19,594	$10,351
Allowance for finance credit losses (% of total contracts held by consolidated subsidiaries)	3.7%	3.7%	3.3%	2.4%	1.9%
Aggregate allowance for finance credit losses and repossessions in inventory	$102,557	$79,289	$54,405	$25,978	$15,116
Aggregate allowance for finance credit losses (% of total repossessions in inventory and contracts held by consolidated subsidiaries)	5.1%	4.8%	4.5%	3.2%	2.8%
Total delinquencies (2) (4)	7.6%	5.5%	4.8%	4.0%	4.4%
Total delinquencies and repossessions (2) (4)	9.5%	7.2%	6.8%	5.5%	6.2%
Net charge-offs (2) (5)	6.4%	5.8%	4.7%	3.6%	4.8%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, provision for contingent liabilities, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying consolidated financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2015, we have purchased a total of approximately $12.4 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. From 2008 through 2010, our managed portfolio decreased each year due to our strategy of limiting contract purchases to conserve our liquidity during the financial crisis and resulting recession, as discussed further below. However, since October 2009, we have gradually increased contract purchase which, in turn, has resulted in recent increases in our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136

Our principal executive offices are in Las Vegas, Nevada. Most of our operational and administrative functions take place in Irvine, California. Credit and underwriting functions are performed primarily in that California branch with certain of these functions also performed in our Florida and Nevada branches. We service our automobile contracts from our California, Nevada, Virginia, Florida and Illinois branches.

The programs we offer to dealers are intended to serve a wide range of sub-prime customers, primarily through franchised new car dealers. We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to a special purpose subsidiary of ours, which in turn issues asset-backed securities to fund the purchase of the pool of contracts from us.

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

Since 1994 we have conducted 68 term securitizations of automobile contracts that we purchased from dealers. As of December 31, 2015, 18 of those securitizations are active and all but one are structured as secured financings. The exception is our September 2010 transaction, which is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2006	4	957,681
2007	4	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of December 31, 2015 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at December 31, 2014 included $85.3 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In January 2015, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities. Since we did not do a securitization in December of 2015, there was no related amount of restricted cash representing the pre-funding proceeds.

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was renewed in August 2014, extending the revolving period to August 2016, and adding an amortization period through August 2017. In April 2015, we entered into a new $100 million facility, with a revolving period extending to April 2017, followed by an amortization period to April 2019. In November 2015, we entered into a third $100 million facility, with a revolving period extending to November 2017, followed by an amortization period to November 2019.

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

Credit Risk Retained

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2015 was approximately $2,031 million.

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Origination Costs and Acquisition Fees, (c) Term Securitizations, (d) Finance Receivables and Related Debt Measured at Fair Value (e) Accrual for Contingent Liabilities and (f) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

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

December 31,	Weighted Average Age in Months of Owned Portfolio
2009	33
2010	37
2011	27
2012	18
2013	14
2014	14
2015	16

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. Through 2008, we generally purchased external credit enhancement for most of our term securitizations in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. We did not execute any securitizations in 2009 due to our lack of warehouse lines of credit at that time. In our 19 most recent securitizations since 2010, we have not purchased financial guaranty insurance policies and do not expect to do so in the near future.

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

Our September 2008 securitization and the subsequent re-securitization of the remaining receivables from such transaction in September 2010 were each in substance sales of the underlying receivables, and have been treated as sales for financial accounting purposes. They differ from those treated as secured financings in that the trust to which our special-purpose subsidiaries sold the automobile contracts met the definition of a "qualified special-purpose entity" under Statement of Financial Accounting Standards No. 140 (ASC 860). As a result, assets and liabilities of those trusts are not consolidated into our consolidated balance sheet.

Our warehouse credit facility structures are similar to the above, except that (i) our special-purpose subsidiaries that purchase the automobile contracts pledge the automobile contracts to secure promissory notes that they issue, and (ii) no increase in the required amount of internal credit enhancement is contemplated. Our current maximum revolving warehouse financing capacity is $300 million.

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

We have recorded a liability as of December 31, 2015, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2015, and in excess of the liability we have recorded, is from $0 to $250,000.

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

Our net deferred tax asset of $37.6 million consists of approximately $29.9 million of net U.S. federal deferred tax assets and $7.7 million of net state deferred tax assets. The major components of the deferred tax asset are $13.5 million in net operating loss carryforwards and built in losses and $24.1 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2015, we had net operating loss carryforwards for state income tax purposes of $67.3 million. These state net operating losses begin to expire in 2016.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 68 term securitizations of approximately $10.2 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2015 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2015 with the year ended December 31, 2014

Revenues.  During the year ended December 31, 2015, our revenues were $363.7 million, an increase of $63.4 million, or 21.1%, from the prior year revenues of $300.3 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2015 increased $63.2 million, or 22.0%, to $349.9 million from $286.7 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $1,642.2 million at December 31, 2014 to $2,031.1 million at December 31, 2015. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the year ended December 31, 2015 and 2014:

	Average Balances for the Year Ended
	December 31, 2015	December 31, 2014
	Amount	Amount
Finance Receivables Owned by Consolidated Subsidiaries	($ in millions)
CPS Originated Receivables	$1,844.5	$1,414.3
Fireside	0.4	5.9
Total	$1,844.9	$1,420.2

Servicing fees totaling $319,000 in the year ended December 31, 2015 decreased $1.1 million, or 76.8%, from $1.4 million in the prior year. We earn base servicing fees on three portfolios that are decreasing in size as we receive customer payments and, consequently, base servicing fees are decreasing also.

At December 31, 2015, we were generating income and fees on a managed portfolio with an outstanding principal balance of $2,031.1 million (this amount includes $345,000 of automobile contracts on which we earn servicing fees and own a residual interest, compared to a managed portfolio with an outstanding principal balance of $1,643.9 million as of December 31, 2014). At December 31, 2015 and 2014, the managed portfolio composition was as follows:

	December 31, 2015		December 31, 2014
	Amount (1)	%(2)	Amount (1)	%(2)
Originating Entity	($ in millions)
CPS	$2,030.7	100.0%	$1,640.9	99.8%
Fireside	0.1	0.0%	1.7	0.1%
Third Party Portfolio	0.3	0.0%	1.3	0.1%
Total	$2,031.1	100.0%	$1,643.9	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $1.3 million, or 10.5%, to $13.4 million in the year ended December 31, 2015 from $12.1 million during the prior year. The increase consists of an increase of $983,000 in fees associated with direct mail and other related products and services that we offer to our dealers, a net increase of $936,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios and an increase of $116,000 in sales tax refunds. The increases were somewhat offset by a decrease of $690,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. In addition, in the prior year period, we incurred a markdown of $72,000 in the fair value of the principal balance and related debt of the Fireside portfolio.

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

Total operating expenses were $302.3 million for the year ended December 31, 2015, compared to $248.0 million for the prior year, an increase of $54.3 million, or 21.9%. The increase is primarily due to the increase in the amount of new contracts we purchased the resulting increase in our consolidated portfolio and associated interest expense, servicing costs, and the related increase in our provision for credit losses.

Employee costs increased by $9.4 million or 18.8%, to $59.6 million during the year ended December 31, 2015, representing 19.7% of total operating expenses, from $50.1 million for the prior year, or 20.2% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments to accommodate the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$1,060.5	$944.9
Contracts purchased (units)	64,130	59,276
Managed portfolio outstanding (dollars)	$2,031.1	$1,643.9
Managed portfolio outstanding (units)	149,158	124,074

Number of Originations staff	243	210
Number of Marketing staff	140	155
Number of Servicing staff	487	445
Number of other staff	65	59
Total number of employees	935	869

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $20.2 million, an increase of $907,000, or 4.7%, compared to the previous year and represented 6.7% of total operating expenses.

Interest expense for the year ended December 31, 2015 increased by $7.3 million to $57.7 million, or 14.6%, compared to $50.4 million in the previous year.

The debt associated with the Fireside portfolio credit facility was repaid in January of 2015 resulting in a decrease of $772,000 in interest expense compared to the prior year.

Interest on securitization trust debt increased by $10.1 million, or 26.1%, for the year ended December 31, 2015 compared to the prior year. The increase is due primarily to the increase in the average balance of securitization trust debt, which increased 30.9% to $1,698.8million for the year ended December 31, 2015 from $1,298.0 million for the year ended December 31, 2014.

We repaid in full $39.2 million in senior secured debt in the first quarter of 2014. As a result, we incurred $1.7 million in interest expense on such debt in 2014, compared to zero in 2015. In addition, we reduced the average balance balance of our outstanding subordinated renewable notes by $2.0 million from $17.1 million at December 31, 2014 to $15.1 million at December 31, 2015, resulting in a decrease of $626,000 in interest expense on subordinated debt. The reduction in interest expense was also a result of our decreasing the average interest rate on our subordinated renewable notes from 12.9% for the year ended December 31, 2014 to 10.5% for the year ended December 31, 2015.

Interest expense on residual interest financing decreased $585,000 in the year ended December 31, 2015 compared to the prior year. The decrease is due to the repayments on that facility of $3.3 million during the year.

Interest expense on warehouse lines of credit increased by $910,000, or 17.4% for the year ended December 31, 2015 compared to the prior year. The increase is due primarily to the increase in our contracts purchased, which increased by 12.2% from $944.9 million in 2014 to $1,060.5 million in 2015 and the delay of the December securitization to January 2016.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015			2014
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,818,644	$349,465	19.2%	$1,383,193	$285,169	20.6%
Finance receivables measured at fair value	427	447	104.7%	5,919	1,565	26.4%
	$1,819,071	349,912	19.2%	$1,389,112	286,734	20.6%

Interest Bearing Liabilities
Warehouse lines of credit	$62,104	6,127	9.9%	$52,596	5,217	9.9%
Residual interest financing	10,948	1,405	12.8%	14,225	1,989	14.0%
Debt secured by receivables measured at fair value	–	–		5,561	772	13.9%
Securitization trust debt	1,698,777	48,631	2.9%	1,298,033	38,558	3.0%
Senior secured debt, related party	–	–	–	9,471	1,651	17.4%
Subordinated renewable notes	15,102	1,582	10.5%	17,074	2,208	12.9%
	1,786,931	57,745	3.2%	$1,396,960	50,395	3.6%
Net interest income/spread		$292,167			$236,339
Net interest margin (3)			16.1%			17.0%
Ratio of average interest earning assets to average interest bearing liabilities	102%			99%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferrred fees and direct costs.

(3)  Annualized net interest income divided by average interest earning assets.

	Year Ended December 31, 2015 Compared to December 31, 2014
	Total Change	Change Due to Volume	Change Due to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$64,296	$89,776	$(25,480)
Finance receivables measured at fair value	(1,118)	(1,452)	334
	63,178	88,324	(25,146)
Interest Bearing Liabilities
Warehouse lines of credit	910	943	(33)
Residual interest financing	(584)	(458)	(126)
Debt secured by receivables measured at fair value	(772)	(772)	–
Securitization trust debt	10,073	11,904	(1,831)
Senior secured debt, related party	(1,651)	(1,651)	–
Subordinated renewable notes	(626)	(255)	(371)
	7,350	9,711	(2,361)

Net interest income/spread	$55,828	$78,613	$(22,785)

Provision for credit losses was $142.6 million for the year ended December 31, 2015, an increase of $34.4 million, or 31.8% compared to the prior year and represented 47.2% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables, and also takes into account the performance of the receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year, the larger portfolio owned by our consolidated subsidiaries compared to the prior year, and an adverse trend in the performance of our receivables, which we believe is consistent with the aging of our portfolio and may also be related to certain procedural changes in our servicing practices that were required by a consent decree to which we became subject in June 2014.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $1.4 million, or 8.4%, to $17.5 million during the year ended December 31, 2015, compared to $16.1 million in the prior year, and represented 5.3% of total operating expenses. For the year ended December 31, 2015, we purchased 64,130 contracts representing $1,060.5 million in receivables compared to 59,276 contracts representing $944.9 million in receivables in the prior year.

Occupancy expenses increased by $618,000 or 17.8%, to $4.1 million compared to $3.5 million in the previous year and represented 1.2% of total operating expenses. In July 2015, we increased our Irvine, California office by entering into a lease for additional 20,000 square feet.

Depreciation and amortization expenses increased by $209,000 or 48.8%, to $637,000 compared to $428,000 in the previous year and represented 0.2% of total operating expenses.

For the year ended December 31, 2015, we recorded income tax expense of $26.7 million, representing a 43.5% effective income tax rate. In the prior year, we recorded $22.7 million of income tax expense, also representing a 43.5% effective income tax rate.

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

Net cash provided by operating activities for the years ended December 31, 2015, 2014 and 2013 was $187.6 million, $135.8 million and $99.4 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses, accretion of deferred acquisition fees and the $10.9 million gain on cancellation of debt in 2013.

Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was $441.3 million, $541.2 million and $409.6 million, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to purchases of finance receivables. Purchases of finance receivables held for investment were $1,060.5 million, $944.9 million and $764.1 million in 2015, 2014 and 2013, respectively. The results for 2015 also reflect a decrease of $69.3 million in restricted cash. Our restricted cash balance at December 31, 2014 included $85.3 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. Since we did not do a securitization in December of 2015, there was no related amount of restricted cash representing the pre-funding proceeds.

Net cash provided by financing activities for the years ended December 31, 2015, 2014 and 2013 was $255.2 million, $401.1 million and $319.3 million, respectively. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt, and in particular, securitization trust debt and portfolio acquisition financing. We issued $795.0 million in new securitization trust debt in 2015 compared to $923.0 million in 2014 and $778.0 million in 2013. The decrease in new securitization trust debt from 2014 to 2015 is the result of our forgoing what would have been our December 2015 securitization to January 2016. Repayments of securitization debt were $662.0 million, $502.2 million and $382.6 million in 2015, 2014 and 2013, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2015, we had unrestricted cash of $19.3 million. We had an aggregate of $103.5 million available under our three $100 million warehouse credit facilities (subject to available eligible collateral). During 2015 we completed three securitizations aggregating $795.0 million of receivables, and we intend to continue completing securitizations regularly during 2016, although there can be no assurance that we will be able to do so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

We have and will continue to have a substantial amount of indebtedness. At December 31, 2015, we had approximately $1,952.2 million of debt outstanding. Such debt consisted primarily of $1,731.6 million of securitization trust debt, $196.5 million of warehouse lines of credit, $9.0 million of residual interest financing and $15.1 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $61.4 million, $52.2 million, $37.2 million and $9.2 million in 2015, 2014, 2013 and 2012, respectively, preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2015 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$24,180	$12,310	9,533	618	1,719
Operating Leases	$33,341	$4,713	11,528	9,413	7,687

(1)	Securitization trust debt, in the aggregate amount of $1,731.6 million as of December 31, 2015, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $669.2 million in 2016, $506.5 million in 2017, $315.4 million in 2018, $172.2 million in 2019, $64.3 million in 2020, and $4.0 million in 2021.
(2)	Long-term debt includes residual interest debt and subordinated renewable notes.

For debt that is due in 2016, we anticipate repaying it with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in December 2010. In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group. The facility was structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility provided for advances up to 88% of eligible finance receivables and the loans under it accrued interest at a rate of one-month LIBOR plus 5.73% per annum, with a minimum rate of 6.73% per annum. In March 2013, this facility was amended to extend the revolving period to March 2015 and to include an amortization period through March 2017 for any receivables pledged to the facility at the end of the revolving period. In March 2015, the revolving period was extended to April of 2015. We repaid the facility in full in April 2015.

Facility Established in May 2012. On May 11, 2012, we entered into an additional $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.25% per annum. In August 2014, this facility was amended to extend the revolving period to August 2016 and to include an amortization period through August 2017 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2015 there was $73.9 million outstanding under this facility.

Facility Established in April 2015. On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. The revolving period terminates in April 2017 followed by an amortization period through April 2019 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2015 there was $91.5 million outstanding under this facility.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables, or up to 80.0% for certain other receivables. The loans under the facility accrue interest at a commercial paper rate plus 6.75% per annum, with a minimum rate of 7.75% per annum. The revolving period terminates in November 2017 followed by an amortization period through November 2019 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2015 there was $31.0 million outstanding under this facility.

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

Capitalization

Over the period from January 1, 2013 through December 31, 2015 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$12,327	$19,096	$13,773
Issuances	–	–	20,000
Payments	(3,285)	(6,769)	(14,677)
Ending balance	$9,042	$12,327	$19,096

SECURITIZATION TRUST DEBT:
Beginning balance	$1,598,496	$1,177,559	$792,497
Issuances	795,000	923,000	778,000
Payments	(661,960)	(502,193)	(382,591)
Amortization of discount	62	130	600
Cancellation of debt	–	–	(10,947)
Ending balance	$1,731,598	$1,598,496	$1,177,559

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance	$–	$38,559	$50,135
Issuances	–	–	5,284
Payments	–	(39,182)	(18,852)
Debt discount net of amortization	–	623	1,992
Ending balance	$–	$–	$38,559

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$15,233	$19,142	$23,281
Issuances	1,551	579	1,276
Payments	(1,646)	(4,488)	(5,415)
Ending balance	$15,138	$15,233	$19,142

DEBT SECURED BY RECEIVABLES MEASURED AT FAIR VALUE:
Beginning balance	$1,250	$13,117	$57,107
Payments	(1,250)	(12,456)	(45,969)
Accretion of premium	–	712	2,726
Mark to fair value	–	(123)	(747)
Ending balance	$–	$1,250	$13,117

Residual Interest Financing.

In April 2013, we established a five-year $20 million term residual facility. The facility is secured by eligible residual interests in two previously securitized pools of automobile receivables. The facility provides for effective advances up to 70.0% of the related borrowing base. Notes issued under the facility accrue interest at one-month LIBOR plus 11.75% per annum. At December 31, 2015, there was $9.0 million outstanding under this facility.

Securitization Trust Debt.  From July 2003 through April 2008, we treated all securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. Our September 2008 and the re-securitization of the remaining receivables from such transaction in September 2010 were each structured as a sale for financial accounting purposes and the asset-backed securities issued in those transactions have not been and are not on our consolidated balance sheet. Since 2011 all 18 of our securitizations have been treated as secured financings and make up $1,731.6 million of our securitization trust debt at December 31, 2015.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2015 there were $15.1 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2015, we were in compliance with all such covenants.

Forward-looking Statements

This report on Form 10-K includes certain "forward-looking statements". Forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of contracts, which would affect our ability to purchase contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell contracts to us on the terms that it offers, and the terms on which we are able to complete term securitizations once contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel, investor demand for asset-backed securities and interest rates (which affect the rates that we pay on asset-backed securities issued in our securitizations). The statements concerning structuring securitization transactions as secured financings and the effects of such structures on financial items and on future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements to be inaccurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell contracts, any changes in that rate, the credit performance of such contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2015 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2015, has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2016 (the "2016 Proxy Statement"). The 2016 Proxy Statement will be filed not later than April 30, 2016. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2016 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement dated January 22, 2014 to Indenture re ARUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
4.61	Indenture re Notes issued by CPS Auto Receivables Trust 2015-B (exhibit 4.61 to Form 8-K/A filed by the registrant on June 26, 2015)
4.62	Sale and Servicing Agreement dated as of June 1, 2015, related to notes issued by CPS Auto Receivables Trust 2015-B (exhibit 4.62 to Form 8-K/A filed by the registrant on June 26, 2015)
4.63	Indenture re Notes issued by CPS Auto Receivables Trust 2015-C (exhibit 4.63 to Form 8-K filed by the registrant on September 22, 2015)
4.64	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2015-C (exhibit 4.64 to Form 8-K filed by the registrant on September 22, 2015)
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on April 27, 2015)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
10.61	Revolving Credit Agreement dated April 17, 2015 among the registrant, its subsidiary Page Six Funding, LLC, and Fortress Credit Co LLC ("Fortress") (Exhibit 10.61 to registrant's Form 8-K filed April 23, 2015)
10.62	Receivables Purchase Agreement dated April 17, 2015 between the registrant and its subsidiary Page Six Funding, LLC (Exhibit 10.62 to registrant's Form 8-K filed April 23, 2015)
10.63	Third Amended and Restated Credit Agreement dated December 2, 2014 among the registrant, its subsidiary Page Eight Funding, LLC, and Citibank, N.A. (to be filed by amendment)
10.64	Revolving Credit Agreement dated November 24, 2015 among the registrant, its subsidiary Page Nine Funding, LLC, Credit Suisse AG, New York Branch, and Ares Agent Services, L.P. (to be filed by amendment)
10.65	Receivables Purchase Agreement dated November 24, 2015 between the registrant and its subsidiary Page Nine Funding, LLC (to be filed by amendment)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (Exhibit 21 to Form 10-K filed March 10, 2014)
23.1	Consent of Crowe Horwath LLP (filed herewith)
31.1	Rule 13a-14(a) certification by chief executive officer (filed herewith)
31.2	Rule 13a-14(a) certification by chief financial officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 9, 2016	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2016	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
March 9, 2016	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
March 9, 2016	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
March 9, 2016	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
March 9, 2016	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
March 9, 2016	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
March 9, 2016	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consumer Portfolio Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ CROWE HORWATH LLP

Sherman Oaks, California

March 9, 2016

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$19,322	$17,859
Restricted cash and equivalents	106,054	175,382

Finance receivables	1,985,093	1,595,956
Less: Allowance for finance credit losses	(75,603)	(61,460)
Finance receivables, net	1,909,490	1,534,496

Finance receivables measured at fair value	61	1,664
Furniture and equipment, net	1,715	1,161
Deferred financing costs	13,982	12,362
Deferred tax assets, net	37,597	42,847
Accrued interest receivable	31,547	23,372
Other assets	23,139	23,915
	$2,142,907	$1,833,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$29,509	$21,660
Warehouse lines of credit	196,461	56,839
Residual interest financing	9,042	12,327
Debt secured by receivables measured at fair value	–	1,250
Securitization trust debt	1,731,598	1,598,496
Subordinated renewable notes	15,138	15,233
	1,981,748	1,705,805
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 25,616,460 and 25,540,640 shares issued and outstanding at December 31, 2015 and 2014, respectively	81,337	80,513
Retained earnings	86,472	51,791
Accumulated other comprehensive loss	(6,650)	(5,051)
	161,159	127,253
	$2,142,907	$1,833,058

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Interest income	$349,912	$286,734	$231,330
Servicing fees	319	1,376	3,093
Other income	13,419	12,146	10,405
Gain on cancellation of debt	–	–	10,947
	363,650	300,256	255,775

Expenses:
Employee costs	59,556	50,129	42,960
General and administrative	20,160	19,254	16,345
Interest	57,745	50,395	58,179
Provision for credit losses	142,618	108,228	76,869
Provision for contingent liabilities	–	–	7,841
Marketing	17,470	16,116	13,363
Occupancy	4,082	3,464	2,608
Depreciation and amortization	637	428	437
	302,268	248,014	218,602
Income before income tax expense	61,382	52,242	37,173
Income tax expense	26,701	22,726	16,168
Net income	$34,681	$29,516	$21,005

Earnings per share:
Basic	$1.34	$1.18	$0.98
Diluted	1.10	0.92	0.67

Number of shares used in computing earnings per share:
Basic	25,935	25,040	21,538
Diluted	31,584	32,032	31,574

See accompanying Notes to Consolidated Financial Statements.

F-4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$34,681	$29,516	$21,005
Other comprehensive income (loss); change in funded status of pension plan, net of ($1,016), ($2,654) and $3,044 in tax for 2015, 2014 and 2013, respectively	(1,599)	(3,956)	4,542
Comprehensive income	$33,082	$25,560	$25,547

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2013	19,839	$65,678	$1,270	$(5,637)	$61,311

Common stock issued upon exercise of options and warrants	4,177	3,297	–	–	3,297
Pension benefit obligation	–	–	–	4,542	4,542
Stock-based compensation	–	3,864	–	–	3,864
Reclassification of warrants from debt	–	583	–	–	583
Net income	–	–	21,005	–	21,005
Balance at December 31, 2013	24,016	$73,422	$22,275	$(1,095)	$94,602

Common stock issued upon exercise of options and warrants	1,525	3,256	–	–	3,256
Pension benefit obligation	–	–	–	(3,956)	(3,956)
Stock-based compensation	–	3,835	–	–	3,835
Net income	–	–	29,516	–	29,516
Balance at December 31, 2014	25,541	$80,513	$51,791	$(5,051)	$127,253

Common stock issued upon exercise of options and warrants	1,140	1,726	–	–	1,726
Repurchase of common stock	(1,064)	(5,926)	–	–	(5,926)
Pension benefit obligation	–	–	–	(1,599)	(1,599)
Stock-based compensation	–	5,024	–	–	5,024
Net income	–	–	34,681	–	34,681
Balance at December 31, 2015	25,617	$81,337	$86,472	$(6,650)	$161,159

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$34,681	$29,516	$21,005
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(8,954)	(16,213)	(20,565)
Accretion of purchase discount on receivables measured at fair value	–	(283)	(1,421)
Amortization of discount on securitization trust debt	62	130	600
Amortization of discount on senior secured debt, related party	–	623	1,992
Accretion of premium on debt secured by receivables measured at fair value	–	712	2,726
Mark to fair value on debt secured by receivables at fair value	–	(123)	(747)
Mark to fair value of receivables at fair value	–	(27)	595
Depreciation and amortization	637	428	437
Amortization of deferred financing costs	7,017	6,767	6,803
Provision for credit losses	142,618	108,228	76,869
Provision for contingent liabilities	–	–	7,841
Stock-based compensation expense	5,024	3,835	3,864
Interest income on residual assets	(92)	(372)	–
Gain on cancellation of debt	–	–	(10,947)
Changes in assets and liabilities:
Accrued interest receivable	(8,175)	(4,702)	(8,259)
Other assets	3,237	(1,925)	(2,183)
Deferred tax assets, net	5,250	16,368	16,425
Accounts payable and accrued expenses	6,250	(7,135)	4,337
Net cash provided by operating activities	187,555	135,827	99,372

Cash flows from investing activities:
Purchases of finance receivables held for investment	(1,060,538)	(944,944)	(764,087)
Payments received on finance receivables held for investment	551,880	433,870	337,095
Payments on receivables portfolio at fair value	1,603	13,122	46,018
Proceeds received on residual interest in securitizations	–	1,158	3,970
Change in repossessions held in inventory	(2,369)	(441)	(4,246)
Decreases (increases) in restricted cash and cash equivalents, net	69,328	(43,098)	(27,839)
Purchase of furniture and equipment	(1,191)	(823)	(477)
Net cash used in investing activities	(441,287)	(541,156)	(409,566)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	795,000	923,000	778,000
Proceeds from issuance of subordinated renewable notes	1,551	579	1,276
Proceeds from issuance of senior secured debt, related party	–	–	5,284
Payments on subordinated renewable notes	(1,646)	(4,488)	(5,415)
Net proceeds from (repayments of) warehouse lines of credit	139,622	47,387	(12,279)
Net proceeds from (repayments of) residual interest financing debt	(3,285)	(6,769)	5,323
Repayment of securitization trust debt	(661,960)	(502,193)	(382,591)
Repayment of debt secured by receivables measured at fair value	(1,250)	(12,456)	(45,969)
Repayment of senior secured debt, related party	–	(39,182)	(18,852)
Payment of financing costs	(8,637)	(8,058)	(8,734)
Repurchase of common stock	(5,926)	–	–
Exercise of options and warrants	1,726	3,256	3,297
Net cash provided by financing activities	255,195	401,076	319,340
Increase (decrease) in cash and cash equivalents	1,463	(4,253)	9,146

Cash and cash equivalents at beginning of year	17,859	22,112	12,966
Cash and cash equivalents at end of year	$19,322	$17,859	$22,112

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$50,019	$45,914	$50,663
Income taxes	13,690	6,520	2,277

Non-cash financing activities:
Pension benefit obligation, net	1,599	3,956	(4,542)
Derivative warrants reclassified from liabilities to common stock upon amendment	–	–	583

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Texas, Ohio, Florida and Georgia represented 8.9%, 7.9%, 6.5%, 5.3% and 5.2%, respectively, of contracts purchased during 2015 compared with 8.7%, 10.0%, 5.7%, 5.0%, and 4.4% respectively in 2014. No other state had a concentration in excess of 5.0% in 2015. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2015, our unrestricted cash balance was $19.3 million, which exceeded the minimum amounts required by our financial covenants.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses likely incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies the finance receivable portfolio into separately identified pools based on their period of origination, then uses historical performance of seasoned pools to estimate future losses on current pools. Historical loss experience is adjusted as necessary for current economic conditions. We consider our portfolio of finance receivables to be relatively homogenous and consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of finance receivable contracts. For each monthly pool of contracts that we purchase, we begin establishing the allowance in the month of acquisition and increase it over the subsequent 11 months, through a provision for credit losses charged to our Consolidated Statement of Income. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, our level of provisioning and/or allowance may change.

Finance Receivables and Related Debt Measured at Fair Value

In September 2011, we acquired $217.8 million of finance receivables from Fireside Bank for a purchase price of $201.3 million. The receivables were acquired by our wholly-owned special purpose subsidiary, CPS Fender Receivables, LLC, which issued a note for $197.3 million, with a fair value of $196.5 million.

The receivables we acquired are pledged as collateral for debt that was structured specifically for the acquisition of this portfolio. Since the Fireside receivables were originated by another entity with its own underwriting guidelines and procedures, we elected to account for the Fireside receivables and the related debt secured by those receivables at their estimated fair values so that changes in fair value will be reflected in our results of operations as they occur. We use our own assumptions about the factors that we believe market participants would use in pricing similar receivables and debt, and are based on the best information available in the circumstances. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in different estimates of fair value. Those estimated values may differ significantly from the values that would have been used had a readily available market for such receivables or debt existed, or had such receivables or debt been liquidated, and those differences could be material to the financial statements. Interest income from the receivables and interest expense on the debt are included in interest income and interest expense, respectively. Changes to the fair value of the receivables and debt are also included in interest income and interest expense, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other Assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $12.8 million and $10.4 million at December 31, 2015 and 2014, respectively.

Treatment of Securitizations

Our term securitization structure has generally been as follows:

We sell contracts we acquire to a wholly-owned SPS, which has been established for the limited purpose of buying and reselling our contracts. The SPS then transfers the same contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the contracts. We typically sell these contracts to the Trust at face value and without recourse, except representations and warranties that we make to the Trust that are similar to those provided to us by the Dealer. One or more investors (the "Noteholders") purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the contracts from us. We may retain or sell subordinated Notes issued by the Trust. In addition, we have provided "Credit Enhancement" for the benefit of the Noteholders in three forms: (1) an initial cash deposit to a bank account (a "Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the contracts until the level of Credit Enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of contracts held by the Trusts and on other conditions. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one Trust to another.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the amount of cash required for payment of fees, interest and principal on the senior Notes exceeds the amount collected during the collection period, the shortfall is generally withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations plus required principal payments on the subordinated Notes, if any, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to us. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Cash in the Spread Accounts is restricted from our use. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. In all of our term securitizations we have transferred the receivables (through a subsidiary) to the securitization Trust. We report the assets and liabilities of the securitization Trust on our Consolidated Balance Sheet. The Noteholders’ and the related securitization Trusts’ recourse against us for failure of the contract obligors to make payments on a timely basis is limited, in general, to our Finance Receivables, and Spread Accounts.

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

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Direct mail revenues	$8,927	$7,975	$7,004
Convenience fee revenue	2,610	3,300	2,965
Recoveries on previously charged-off contracts	1,079	143	177
Sales tax refunds	616	500	197
Other	187	228	62
	$13,419	$12,146	$10,405

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$34,681	$29,516	$21,005
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	25,935	25,040	21,538
Incremental common shares attributable to exercise of outstanding options and warrants	5,649	6,992	10,036
Denominator for diluted earnings per share	31,584	32,032	31,574
Basic earnings per share	$1.34	$1.18	$0.98
Diluted earnings per share	$1.10	$0.92	$0.67

Incremental shares of 6.8 million, 4.5 million and 2.1 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2015, 2014 and 2013, respectively, because the effect is anti-dilutive.

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

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2015 we were in compliance with all such financial covenants.

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

The more recent matters included two California class action suits where we were the defendant, and a governmental inquiry in which the United States Federal Trade Commission (“FTC”) had informally proposed that we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund. In May 2014, the FTC announced its agreement to settle the matter by filing a lawsuit against us, and requesting, with our consent, that the court enter an agreed judgment against us. The lawsuit arose out of the FTC’s inquiry into our business practices. Under the agreed settlement, we made approximately $1.9 million of restitutionary payments and $1.6 million of account adjustments to our customers in September 2014, and paid a $2 million penalty to the federal government in June 2014, and implemented procedural changes, all pursuant to a consent decree entered by the court in June 2014.

We have recorded a liability as of December 31, 2015, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. The amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-01 on its financial statements and disclosures, if any.

In February 2016, the FASB issued a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. As a result, the Company will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the new guidance on its financial statements and disclosures.

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $106.1 million and $175.4 million as of December 31, 2015 and 2014, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $38.9 million and $31.2 million as of December 31, 2015 and 2014, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2015	2014
	(In thousands)
Finance receivables
Automobile finance receivables, net of unearned interest	$1,990,913	$1,612,246
Less: Unearned acquisition fees, discounts and deferred origination costs, net	(5,820)	(16,290)
Finance receivables	$1,985,093	$1,595,956

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Deliquency Status
Current	$1,836,267	$1,523,020
31 - 60 days	70,036	42,730
61 - 90 days	41,136	23,300
91 + days	43,474	23,196
	$1,990,913	$1,612,246

Finance receivables totaling $43.5 million and $23.2 million at December 31, 2015 and 2014, respectively, have been placed on non-accrual status as a result of their delinquency status.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$61,460	$39,626	$19,594
Provision for credit losses	142,618	108,228	76,869
Charge-offs	(156,553)	(109,914)	(69,455)
Recoveries	28,078	23,520	12,618
Balance at end of year	$75,603	$61,460	$39,626

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2015	2014
	(In thousands)
Gross balance of repossessions in inventory	$39,728	$28,234
Allowance for losses on repossessed inventory	(26,954)	(17,829)
Net repossessed inventory included in other assets	$12,774	$10,405

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2015	2014
	(In thousands)
Furniture and fixtures	$1,517	$1,396
Computer and telephone equipment	5,249	4,424
Leasehold improvements	1,116	871
	7,882	6,691
Less: accumulated depreciation and amortization	(6,167)	(5,530)
	$1,715	$1,161

Depreciation expense totaled $637,000, $428,000 and $437,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final Scheduled Payment	Receivables Pledged at December 31,	Initial	Outstanding Principal at December 31,	Outstanding Principal at December 31,	Weighted Average Interest Rate at December 31,
Series	Date (1)	2015 (2)	Principal	2015	2014	2015
		(Dollars in thousands)
CPS 2011-A	April 2018	$–	$100,364	$–	$8,457	–
CPS 2011-B	September 2018	10,469	109,936	10,023	22,985	4.40%
CPS 2011-C	March 2019	14,756	119,400	14,785	30,601	4.91%
CPS 2012-A	June 2019	18,273	155,000	16,795	35,923	3.15%
CPS 2012-B	September 2019	27,463	141,500	26,758	50,125	3.07%
CPS 2012-C	December 2019	31,556	147,000	30,653	55,619	2.34%
CPS 2012-D	March 2020	38,886	160,000	37,464	67,833	1.92%
CPS 2013-A	June 2020	58,082	185,000	56,583	97,775	1.85%
CPS 2013-B	September 2020	72,081	205,000	70,332	118,692	2.36%
CPS 2013-C	December 2020	83,811	205,000	82,851	133,628	3.43%
CPS 2013-D	March 2021	83,263	183,000	82,337	132,150	2.99%
CPS 2014-A	June 2021	93,776	180,000	92,571	143,456	2.51%
CPS 2014-B	September 2021	121,772	202,500	121,515	177,601	2.21%
CPS 2014-C	December 2021	184,739	273,000	183,802	256,151	2.41%
CPS 2014-D	March 2022	200,611	267,500	198,533	267,500	2.63%
CPS 2015-A	June 2022	203,819	245,000	201,527	–	2.48%
CPS 2015-B	September 2022	226,054	250,000	221,587	–	2.57%
CPS 2015-C	December 2022	287,685	300,000	283,482	–	2.96%
		$1,757,096	$3,429,200	$1,731,598	$1,598,496

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $669.2 million in 2016, $506.5 million in 2017, $315.4 million in 2018, $172.2 million in 2019, $64.3 million in 2020, and $4.0 million in 2021.
(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2015.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2015, restricted cash under the various agreements totaled approximately $106.1 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(6) Debt

The terms of our debt outstanding at December 31, 2015 and 2014 are summarized below:

			Amount Outstanding at
			December 31,	December 31,
			2015	2014
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$91,504	$23,581

	5.50% over one month Libor (Minimum 6.25%)	August 2017	73,940	33,258

	6.75% over one month Libor (Minimum 7.75%)	November 2019	31,017	–

Residual interest financing	11.75% over one month Libor	April 2018	9,042	12,327

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% loan was made in September 2013. Final residual payment was made in January 2015.	–	1,250

Subordinated renewable notes	Weighted average rate of 9.04% and 10.7% at December 31, 2015 and 2014, respectively	Weighted average maturity of October 2017 and October 2016 at December 31, 2015 and 2014, respectively	15,138	15,233

			$220,641	$85,649

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015 we entered into a $100 million warehouse credit line with affiliates of Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility, which replaces a revolving credit facility that we had used since December 2010, provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. There was $91.5 million outstanding under this new facility at December 31, 2015 which has a revolving period through April 2017 and an amortization period through April 2019 for any receivables pledged to the facility at the end of the revolving period.

In August 2014, we renewed our $100 million warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.25% per annum. There was $73.9 million outstanding under this facility at December 31, 2015. This facility has a revolving period through August 2016 and an amortization period through August 2017 for any receivables pledged at the end of the revolving period.

In November 2015, we entered into another $100 million warehouse credit line with Credit Suisse AG and Ares Agent Services, L.P. This facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding LLC. The facility provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a commercial paper rate plus 6.75% per annum, with a minimum rate of 7.75% per annum. There was $31.0 million outstanding under this new facility at December 31, 2015 which has a revolving period through November 2017 and an amortization period through November 2019 for any receivables pledged to the facility at the end of the revolving period.

The total outstanding debt on our three warehouse lines of credit was $196.5 million as of December 31, 2015, compared to $56.8 million outstanding as of December 31, 2014.

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

The following table summarizes the contractual and expected maturity amounts of long term debt as of December 31, 2015:

Contractual maturity date	Residual interest financing (1)	Subordinated renewable notes	Total
	(In thousands)

2016	$2,400	$9,910	$12,310
2017	3,900	1,781	5,681
2018	2,742	1,110	3,852
2019	–	276	276
2020	–	342	342
Thereafter	–	1,719	1,719
Total	$9,042	$15,138	$24,180

_________________________

(1)	The residual interest financing debt has a contractual maturity date in April 2018. This debt may become due and payable prior to that date, based on the decreasing valuation of the underlying collateral.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Shareholders’ Equity

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

We are required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines of credit, senior debt, residual interest financing and subordinated debt. The covenants for the senior debt, residual interest financing and subordinated debt restrict the payment of certain distributions, including dividends (See Note 6).

Stock Purchases

In April and again in October 2015 our board of directors authorized the repurchase of up to $5 million of our common stock for a total of $10 million. Prior to April, there was $1.0 million of board authorization remaining in our repurchase plans from prior authorizations. For the year ending December 31, 2015, we purchased $5.9 million of our common stock, representing 1,063,869 shares. There is approximately $5.1 million of board authorization remaining under such plans, which have no expiration date.

Options and Warrants

In 2006, the Company adopted and its shareholders approved the CPS 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to our employees or employees of our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. In June 2008, May 2012, April 2013 and again in May 2015, the shareholders of the Company approved an amendment to the 2006 Plan to increase the maximum number of shares that may be subject to awards under the 2006 Plan to 5,000,000, 7,200,000, 12,200,000 and 17,200,000, respectively, in each case plus shares authorized under prior plans and not issued. Options that have been granted under the 2006 Plan and a previous plan approved in 1997 have been granted at an exercise price equal to (or greater than) the stock’s fair value at the date of the grant, with terms generally of 7-10 years and vesting generally over 4-5 years.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $2.41, $2.73 and $4.79, respectively. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 47% to 51% for 2015, 52% to 55% for 2014 and 50% to 85% for 2013. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2015	2014	2013
Expected life (years)	4.21	4.22	5.41
Risk-free interest rate	1.35%	1.43%	0.73%
Volatility	51%	55%	80%
Expected dividend yield	–	–	–

For the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation costs in the amount of $5.0 million, $3.8 million and $3.9 million, respectively. As of December 31, 2015, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $13.3 million. This amount will be recognized as expense over a weighted-average period of 2.6 years.

At December 31, 2015 and 2014, options outstanding had intrinsic values of $16.6 million and $36.7 million, respectively. At December 31, 2015 and 2014, options exercisable had intrinsic values of $14.5 million and $28.1 million, respectively. The total intrinsic value of options exercised was $6.4 million and $9.1 million for the years ended December 31, 2015 and 2014, respectively. New shares were issued for all options exercised during the year ended December 2015 and cash of $1.7 million was received. A tax benefit of $634,000 was recorded for the options exercised in 2015. At December 31, 2015, there were a total of 5.5 million additional shares available for grant under the 2006 Plan.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2015 for stock options under the 2006 and 1997 plans is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	10,828	$4.05	N/A
Granted	1,965	6.11	N/A
Exercised	(1,233)	1.39	N/A
Forfeited/Expired	(332)	5.43	N/A
Options outstanding at the end of period	11,228	$4.66	5.55 years

Options exercisable at the end of period	6,132	$3.49	4.87 years

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2015, 2014 and 2013.

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of December 31, 2015.

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Interest on finance receivables	$349,796	$286,361	$231,320
Residual interest income	92	372	–
Other interest income	24	1	10
Interest income	$349,912	$286,734	$231,330

The following table presents the components of interest expense:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Securitization trust debt	$48,631	$38,558	$34,744
Warehouse lines of credit	6,127	5,217	5,003
Senior secured debt, related party	–	1,651	8,064
Debt secured by receivables at fair value	–	772	3,877
Residual interest financing	1,405	1,989	3,330
Subordinated renewable notes	1,582	2,208	3,161
Interest expense	$57,745	$50,395	$58,179

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current federal tax expense	$18,653	$1,348	$977
Current state tax expense	1,146	1,316	365
Deferred federal tax expense	4,233	18,338	13,306
Deferred state tax expense	2,669	1,724	1,520
Income tax expense	$26,701	$22,726	$16,168

Income tax expense for the years ended December 31, 2015, 2014 and 2013 differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Expense at federal tax rate	$21,484	$18,285	$13,011
State taxes, net of federal income tax effect	3,235	2,651	2,079
Stock-based compensation	1,560	1,182	911
Non-deductible expenses	107	116	619
Other	315	492	(452)
	$26,701	$22,726	$16,168

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred Tax Assets:
Finance receivables	$20,825	$19,046
Accrued liabilities	3,091	2,551
Furniture and equipment	–	16
NOL carryforwards	3,272	6,922
Built in losses	10,254	11,698
Pension accrual	1,999	1,090
AMT credit carryforward	166	2,899
Other	1,109	941
Total deferred tax assets	40,716	45,163

Deferred Tax Liabilities:
Deferred loan costs	(2,894)	(2,316)
Furniture and equipment	(225)	–
Total deferred tax liabilities	(3,119)	(2,316)

Net deferred tax asset	$37,597	$42,847

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $37.6 million as of December 31, 2015 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $37.6 million consists of approximately $29.9 million of net U.S. federal deferred tax assets and $7.7 million of net state deferred tax assets. The major components of the deferred tax asset are $13.5 million in net operating loss carryforwards and built in losses and $24.1 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2015, we had net operating loss carryforwards for state income tax purposes of $67.3 million. These state net operating losses begin to expire in 2016.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2015, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2012.

(10) Related Party Transactions

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public. The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2015, $4.0 million remains outstanding on this note.

(11) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2022. Future minimum lease payments at December 31, 2015, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2016	$4,713
2017	5,896
2018	5,632
2019	5,189
2020	4,224
Thereafter	7,687
Total minimum lease payments	$33,341

Rent expense for the years ended December 31, 2015, 2014 and 2013, was $4.1 million, $3.5 million and $2.6 million, respectively.

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

We are currently subject to one such class action, which has been settled by agreement with the plaintiffs. The settlement remains subject to final court approval. (The court has approved the settlement, but an objecting member of the settlement class has appealed that approval.)

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of December 31, 2015 with respect to such matters, in the aggregate.

FTC Action. In May 2014, we consented to the FTC’s filing of a lawsuit against us, and to the simultaneous settlement of that lawsuit pursuant to a consent decree. The agreed judgment, entered June 11, 2014, required that we make restitutionary payments to certain of its our customers, that we pay a $2 million penalty to the U.S. government, and that we implement procedural changes relating to compliance with fair debt collection practices and credit reporting. We have retained an independent third party to monitor our compliance with the judgment, and we must file certain periodic reports with the FTC. The payments to past and present customers have been completed and paid, partially in cash and partially in the form of credits against amounts owed. The total of such customer payments, cash and credit, was approximately $3.5 million.

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014 and 2015. Among other matters, the subpoena requested information relating to the underwriting criteria used to originate these automobile contracts and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We provided the required documents in March 2015, and are unaware of any subsequent material developments in the government’s investigation. The investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of December 31, 2015, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2015, and in excess of the liability we have recorded, is from $0 to $250,000.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees’ contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $838,000, $642,000 and $471,000, respectively, for the year ended December 31, 2015, 2014 and 2013.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$22,559	$18,841
Service cost	–	–
Interest cost	843	888
Assumption changes	(485)	3,570
Actuarial (gain) loss	(14)	211
Settlements	–	–
Benefits paid	(1,518)	(951)
Projected benefit obligation, end of year	$21,385	$22,559

Change in Plan Assets
Fair value of plan assets, beginning of year	$19,848	$21,664
Return on assets	(1,818)	(1,009)
Employer contribution	–	237
Expenses	(138)	(93)
Settlements	–	–
Benefits paid	(1,518)	(951)
Fair value of plan assets, end of year	$16,374	$19,848

Funded Status at end of year	$(5,011)	$(2,711)

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2015 and 2014 were as follows:

	December, 31
	2015	2014
Weighted average assumptions used to determine benefit obligations
Discount rate	4.20%	3.80%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.80%	4.75%
Expected return on plan assets	7.75%	8.00%

Our overall expected long-term rate of return on assets is 7.75% per annum as of December 31, 2015. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014	2013
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$–	$–	$2,823
Other liabilities	(5,011)	(2,711)	–
Net amount recognized	$(5,011)	$(2,711)	$2,823

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$10,592	$7,977	$1,367
Unrecognized transition asset	–	–	–
Net amount recognized	$10,592	$7,977	$1,367

Components of net periodic benefit cost
Interest cost	$843	$888	$823
Expected return on assets	(1,508)	(1,727)	(1,335)
Amortization of transition asset	–	–	–
Amortization of net loss	349	–	484
Net periodic benefit cost	(316)	(839)	(28)
Settlement (gain)/loss	–	–	–
Total	$(316)	$(839)	$(28)

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$2,615	$6,610	$(7,586)
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$2,615	$6,610	$(7,586)

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is $553,000.

The weighted average asset allocation of our pension benefits at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	84%	84%
Debt securities	16%	15%
Cash and cash equivalents	0%	1%
Total	100%	100%

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Estimated Future Benefit Payments (In thousands)
2016	$766
2017	804
2018	840
2019	884
2020	930
Years 2021 - 2025	5,289

Anticipated Contributions in 2016	$–

The fair value of plan assets at December 31, 2015 and 2014, by asset category, is as follows:

	December 31, 2015
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$4,643	$–	$–	$4,643
Large Cap Value	–	2,061	–	2,061
Mid Cap Index	–	578	–	578
Small Cap Growth	–	552	–	552
Small Cap Value	–	573	–	573
Focus Value	–	571	–	571
Growth	–	2,215	–	2,215
International Growth	–	2,475	–	2,475
Core Bond	–	1,833	–	1,833
High Yield	–	354	–	354
Inflation Protected Bond	–	482	–	482
Money Market	–	37	–	37
Total	$4,643	$11,731	$–	$16,374

	December 31, 2014
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$6,542	$–	$–	$6,542
Large Cap Value	–	2,378	–	2,378
Mid Cap Index	–	682	–	682
Small Cap Growth	–	691	–	691
Small Cap Value	–	673	–	673
Focus Value	–	700	–	700
Growth	–	2,383	–	2,383
International Growth	–	2,649	–	2,649
Core Bond	–	1,969	–	1,969
High Yield	–	382	–	382
Inflation Protected Bond	–	518	–	518
Money Market	–	281	–	281
Total	$6,542	$13,306	$–	$19,848

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.
(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.
(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Fair Value Measurements

ASC 820, "Fair Value Measurements" clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.

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

The table below presents a reconciliation of the acquired finance receivables and related debt measured at fair value on a recurring basis using significant unobservable inputs:

	December 31,
	2015	2014
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of year	$1,664	$14,476
Payments on finance receivables at fair value	(1,603)	(12,276)
Charge-offs on finance receivables at fair value	–	(846)
Discount accretion	–	283
Mark to fair value	–	27
Balance at end of year	$61	$1,664

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of year	$1,250	$13,117
Principal payments on debt at fair value	(1,250)	(12,456)
Premium accretion	–	712
Mark to fair value	–	(123)
Balance at end of year	–	1,250
Reduction for payments collected and payable	–	–
Adjusted balance at end of year	$–	$1,250

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	December 31, 2015		December 31, 2014
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$61	$61	$1,664	$1,664

Debt secured by Fireside receivables portfolio	–	–	–	1,250

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2015, the finance receivables related to the repossessed vehicles in inventory totaled $39.7 million. We have applied a valuation adjustment, or loss allowance, of $26.9 million, which is based on a recovery rate of approximately 32%, resulting in an estimated fair value and carrying amount of $12.8 million. The fair value and carrying amount of the repossessed inventory at December 31, 2014 was $10.4 million after applying a valuation adjustment of $17.8 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2015 and 2014. We have no level 3 assets that are measured at fair value on a non-recurring basis.

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	December 31,				December 31,
	2015	2014	Valuation Techniques	Unobservable Inputs	2015	2014
	(In thousands)
Assets:
				Discount rate	15.4%	15.4%
Finance receivables measured at fair value	$61	$1,664	Discounted cash flows	Cumulative net losses	5.0%	5.0%
				Monthly average prepayments	0.5%	0.5%

Liabilities:

Debt secured by receivables measured at fair value	–	1,250	Discounted cash flows	Discount rate	n/a	12.2%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at December 31, 2015 and 2014, were as follows:

	As of December 31, 2015
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$19,322	$19,322	$–	$–	$19,322
Restricted cash and equivalents	106,054	106,054	–	–	106,054
Finance receivables, net	1,909,490	–	–	1,879,510	1,879,510
Finance receivables measured at fair value	61	–	–	61	61
Accrued interest receivable	31,547	–	–	31,547	31,547
Liabilities:
Warehouse lines of credit	$196,461	$–	$–	$196,461	$196,461
Accrued interest payable	3,260	–	–	3,260	3,260
Residual interest financing	9,042	–	–	9,042	9,042
Securitization trust debt	1,731,598	–	–	1,718,418	1,718,418
Subordinated renewable notes	15,138	–	–	15,138	15,138

	As of December 31, 2014
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,859	$17,859	$–	$–	$17,859
Restricted cash and equivalents	175,382	175,382	–	–	175,382
Finance receivables, net	1,534,496	–	–	1,512,567	1,512,567
Finance receivables measured at fair value	1,664	–	–	1,664	1,664
Accrued interest receivable	23,372	–	–	23,372	23,372
Liabilities:
Warehouse lines of credit	$56,839	$–	$–	$56,839	$56,839
Accrued interest payable	2,613	–	–	2,613	2,613
Residual interest financing	12,327	–	–	12,327	12,327
Debt secured by receivables measured at
fair value	1,250	–	–	1,250	1,250
Securitization trust debt	1,598,496	–	–	1,619,742	1,619,742
Subordinated renewable notes	15,233	–	–	15,233	15,233

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2015 and 2014, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2015
Revenues	$85,989	$88,361	$93,991	$95,308
Income before income tax expense	14,749	15,200	15,649	15,783
Net income	8,333	8,537	8,843	8,967
Earnings per share:
Basic	$0.33	$0.33	$0.34	$0.35
Diluted	0.26	0.27	0.28	0.29

2014
Revenues	$68,146	$71,594	$77,050	$83,467
Income before income tax expense	11,764	12,329	13,804	14,346
Net income	6,705	7,026	7,776	8,010
Earnings per share:
Basic	$0.28	$0.28	$0.31	$0.31
Diluted	0.21	0.22	0.24	0.25

2013
Revenues	$54,594	$70,482	$64,066	$66,634
Income before income tax expense	6,528	8,546	10,559	11,540
Net income	3,785	4,825	5,873	6,522
Earnings per share:
Basic	$0.19	$0.23	$0.27	$0.28
Diluted	0.12	0.15	0.19	0.21

(15) Subsequent Events

On January 27, 2016 we executed our first securitization of 2016. In the transaction, qualified institutional buyers purchased $329.5 million of asset-backed notes secured by $340.0 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2016-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS and were based on the structure of the transaction, the historical performance of similar receivables and our experience as a servicer. We retained the most subordinated notes, Class F, in the principal amount of $10,540,000. The weighted average yield on the notes, including the retained notes, is approximately 4.34%.

The 2016-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance. The final enhancement level requires accelerated payment of principal on the notes to reach overcollateralization of 4.00% of the then-outstanding receivable pool balance. The transaction utilizes a pre-funding structure, in which CPS sold approximately $255.9 million of receivables on January 27, 2016 and sold $84.1 million of additional receivables on February 5, 2016.

The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

