Form 10-Q
period 2016-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2016-05-02
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 26, 2016 the registrant had 24,748,115 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2016

Item 1.   Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$16,191	$19,322
Restricted cash and equivalents	126,011	106,054

Finance receivables	2,098,243	1,985,093
Less: Allowance for finance credit losses	(79,867)	(75,603)
Finance receivables, net	2,018,376	1,909,490

Finance receivables measured at fair value	23	61
Furniture and equipment, net	1,661	1,715
Deferred tax assets, net	37,543	37,597
Accrued interest receivable	30,617	31,547
Other assets	19,536	23,139
	$2,249,958	$2,128,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$32,890	$29,509
Warehouse lines of credit	170,299	194,056
Residual interest financing	8,336	9,042
Securitization trust debt	1,856,396	1,720,021
Subordinated renewable notes	15,348	15,138
	2,083,269	1,967,766
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 24,926,465 and 25,616,460 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	79,653	81,337
Retained earnings	93,686	86,472
Accumulated other comprehensive loss	(6,650)	(6,650)
	166,689	161,159

	$2,249,958	$2,128,925

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended
	March 31,

	2016	2015
Revenues:
Interest income	$96,663	$82,359
Servicing fees	23	148
Other income	3,963	3,482
	100,649	85,989

Expenses:
Employee costs	15,143	14,486
General and administrative	5,331	4,836
Interest	17,821	13,173
Provision for credit losses	44,197	33,439
Marketing	4,670	4,204
Occupancy	1,083	954
Depreciation and amortization	175	148
	88,420	71,240
Income before income tax expense	12,229	14,749
Income tax expense	5,015	6,416
Net income	$7,214	$8,333

Earnings per share:
Basic	$0.29	$0.33
Diluted	0.24	0.26

Number of shares used in computing earnings per share:
Basic	25,296	25,635
Diluted	30,154	31,991

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,

	2016	2015

Net income	$7,214	$8,333

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$7,214	$8,333

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,214	$8,333
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(1,253)	(2,881)
Amortization of discount on securitization trust debt	15	20
Depreciation and amortization	175	148
Amortization of deferred financing costs	2,003	1,673
Provision for credit losses	44,197	33,439
Stock-based compensation expense	1,249	1,096
Interest income on residual assets	–	(37)
Changes in assets and liabilities:
Accrued interest receivable	930	(1,124)
Deferred tax assets, net	54	2,500
Other assets	2,561	6,644
Accounts payable and accrued expenses	3,381	5
Net cash provided by operating activities	60,526	49,816

Cash flows from investing activities:
Purchases of finance receivables held for investment	(312,300)	(233,890)
Payments received on finance receivables held for investment	160,470	122,066
Payments received on receivables portfolio at fair value	38	921
Change in repossessions held in inventory	1,042	882
Change in restricted cash and cash equivalents, net	(19,957)	1,931
Purchase of furniture and equipment	(121)	(404)
Net cash used in investing activities	(170,828)	(108,494)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	329,460	245,000
Proceeds from issuance of subordinated renewable notes	715	111
Payments on subordinated renewable notes	(505)	(262)
Net repayments of warehouse lines of credit	(24,209)	(34,874)
Repayments of residual interest financing debt	(706)	(253)
Repayment of securitization trust debt	(192,622)	(145,867)
Repayment of debt secured by receivables measured at fair value	–	(1,250)
Payment of financing costs	(2,029)	(1,920)
Purchase of common stock	(2,949)	–
Exercise of options and warrants	16	336
Net cash provided by financing activities	107,171	61,021

Increase (decrease) in cash and cash equivalents	(3,131)	2,343

Cash and cash equivalents at beginning of period	19,322	17,859
Cash and cash equivalents at end of period	$16,191	$20,202

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,518	$11,415
Income taxes	$2,043	$5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

We were formed in California on March 8, 1991. We specialize in purchasing and servicing retail automobile installment sale contracts (“automobile contracts” or “finance receivables”) originated by licensed motor vehicle dealers located throughout the United States (“dealers”) in the sale of new and used automobiles, light trucks and passenger vans. Through our purchases, we provide indirect financing to dealer customers for borrowers with limited credit histories or past credit problems (“sub-prime customers”). We serve as an alternative source of financing for dealers, allowing sales to customers who otherwise might not be able to obtain financing. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in four merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of loans secured by vehicles. In this report, we refer to all of such contracts and loans as “automobile contracts.”

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three month period ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Direct mail revenues	$2,845	$2,137
Convenience fee revenue	645	950
Recoveries on previously charged-off contracts	243	192
Sales tax refunds	199	150
Other	31	53
Other income for the period	$3,963	$3,482

Warrants

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of March 31, 2016.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2016 and 2015, we recorded stock-based compensation costs in the amount of $1.2 million and $1.1 million, respectively. As of March 31, 2016, unrecognized stock-based compensation costs to be recognized over future periods equaled $11.9 million. This amount will be recognized as expense over a weighted-average period of 2.4 years.

The following represents stock option activity for the three months ended March 31, 2016:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	11,228	$4.66	5.55 years
Granted	–	–	N/A
Exercised	(14)	0.99	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	11,214	$4.67	5.31 years

Options exercisable at the end of period	6,333	$3.61	4.70 years

At March 31, 2016, the aggregate intrinsic value of options outstanding and exercisable was $12.4 million and $10.8 million, respectively. There were 14,000 options exercised for the three months ended March 31, 2016 compared to 209,000 for the comparable period in 2015. The total intrinsic value of options exercised was $51,000 and $1.2 million for the three-month periods ended March 31, 2016 and 2015. There were 5.5 million shares available for future stock option grants under existing plans as of March 31, 2016.

Purchases of Company Stock

During the three-month period ended March 31, 2016, we purchased 703,745 shares of our stock in the open market at an average price of $4.19. We did not purchase any shares of our common stock during the three months ended March 31, 2015.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted. The Company is currently evaluating the provisions of ASU No. 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies and improves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of ASU 2016-09 is for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2016, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

We have recorded a liability as of March 31, 2016, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2016	2015
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$2,102,093	$1,990,913
Less: Unearned acquisition fees and originations costs	(3,850)	(5,820)
Finance Receivables	$2,098,243	$1,985,093

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In thousands)
Delinquency Status
Current	$1,948,923	$1,836,267
31 - 60 days	89,123	70,036
61 - 90 days	32,816	41,136
91 + days	31,231	43,474
	$2,102,093	$1,990,913

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $31.2 million and $43.5 million at March 31, 2016 and December 31, 2015, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$75,603	$61,460
Provision for credit losses on finance receivables	44,197	33,439
Charge-offs	(45,933)	(31,829)
Recoveries	6,000	5,072
Balance at end of period	$79,867	$68,142

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

	March 31,	December 31,
	2016	2015
	(In thousands)
Gross balance of repossessions in inventory	$38,807	$39,728
Allowance for losses on repossessed inventory	(27,075)	(26,954)
Net repossessed inventory included in other assets	$11,732	$12,774

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

Series	Final Scheduled Payment Date (1)	Receivables Pledged at March 31, 2016 (2)	Initial Principal	Outstanding Principal at March 31, 2016	Outstanding Principal at December 31, 2015	Weighted Average Contractual Interest Rate at March 31, 2016
	(Dollars in thousands)
CPS 2011-B	September 2018	$–	$109,936	$–	$10,023	–
CPS 2011-C	March 2019	11,958	119,400	12,000	14,785	4.91%
CPS 2012-A	June 2019	14,785	155,000	13,461	16,795	3.09%
CPS 2012-B	September 2019	22,682	141,500	22,490	26,758	3.06%
CPS 2012-C	December 2019	26,217	147,000	26,004	30,653	2.36%
CPS 2012-D	March 2020	33,015	160,000	31,916	37,464	1.90%
CPS 2013-A	June 2020	50,001	185,000	48,693	56,583	1.80%
CPS 2013-B	September 2020	62,166	205,000	60,768	70,332	2.33%
CPS 2013-C	December 2020	73,202	205,000	72,651	82,851	3.68%
CPS 2013-D	March 2021	72,948	183,000	71,963	82,337	3.19%
CPS 2014-A	June 2021	82,550	180,000	82,371	92,571	2.67%
CPS 2014-B	September 2021	108,109	202,500	108,183	121,515	2.35%
CPS 2014-C	December 2021	165,468	273,000	165,152	183,802	2.54%
CPS 2014-D	March 2022	178,281	267,500	179,567	198,533	2.75%
CPS 2015-A	June 2022	184,209	245,000	183,802	201,527	2.57%
CPS 2015-B	September 2022	207,940	250,000	206,213	221,587	2.64%
CPS 2015-C	December 2022	271,082	300,000	266,817	283,482	3.03%
CPS 2016-A	March 2023	328,330	329,460	316,400	–	3.32%
		$1,892,943	$3,658,296	$1,868,451	$1,731,598

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $555.0 million in 2016, $594.2 million in 2017, $385.4 million in 2018, $216.8 million in 2019, $97.9 million in 2020, $19.2 million in 2021.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $12.1 million and $11.6 million as of March 31, 2016 and December 31, 2015, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of March 31, 2016, we were in compliance with all such covenants.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2016, restricted cash under the various agreements totaled approximately $126.0 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2016 and December 31, 2015 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2016	2015
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$90,492	$91,504

	5.50% over one month Libor (Minimum 6.25%)	August 2017	43,558	73,940

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	38,202	31,017

Residual interest financing	11.75% over one month Libor	April 2018	8,336	9,042

Subordinated renewable notes	Weighted average rate of 8.67% and 9.04% at March 31, 2016 and December 31, 2015, respectively	Weighted average maturity of December 2017 and October 2017 at March 31, 2016 and December 31, 2015, respectively	15,348	15,138
			$195,936	$220,641

Debt issuance costs of $2.0 million and $2.4 million as of March 31, 2016 and December 31, 2015, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Interest on finance receivables	$96,628	$82,321
Residual interest income	–	37
Other interest income	35	1
Interest income	$96,663	$82,359

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Securitization trust debt	$14,764	$10,876
Warehouse lines of credit	2,422	1,473
Residual interest financing	271	423
Subordinated renewable notes	364	401
Interest expense	$17,821	$13,173

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2016 and 2015 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 30, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	25,296	25,635

Incremental common shares attributable to exercise of outstanding options and warrants	4,858	6,356

Weighted average number of common shares used to compute diluted earnings per share	30,154	31,991

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month periods ended March 31, 2016 and 2015 would have included an additional 6.8 million and 4.7 million shares, respectively attributable to the exercise of outstanding options and warrants.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2012.

As of March 31, 2016 and December 31, 2015, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $37.5 million as of March 31, 2016 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $37.5 million consists of approximately $29.9 million of net U.S. federal deferred tax assets and $7.6 million of net state deferred tax assets.

Income tax expense was $5.0 million and $6.4 million for the three months ended March 31, 2016 and 2015, which represents an effective income tax rate of 41% and 44%, respectively.

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

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of March 31, 2016 with respect to such matters, in the aggregate.

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014 and 2015. Among other matters, the subpoena required information relating to the underwriting criteria used to originate these automobile contracts and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We provided the required documents in March 2015, and are unaware of any subsequent material developments in the government’s investigation. The investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of March 31, 2016, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of March 31, 2016, and in excess of the liability we have recorded, is from $0 to $250,000.

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

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–
Interest cost	221	211
Expected return on assets	(300)	(377)
Amortization of transition (asset)/obligation	–	–
Amortization of net (gain) / loss	138	87
Net periodic cost (benefit)	$59	$(79)

We did not make any contributions to the Plan during the three-month periods ended March 31, 2016 and 2015. We do not anticipate making any contributions for the remainder of 2016.

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2016 the finance receivables related to the repossessed vehicles in inventory totaled $38.8 million. We have applied a valuation adjustment, or loss allowance, of $27.1 million, which is based on a recovery rate of approximately 30%, resulting in an estimated fair value and carrying amount of $11.7 million. The fair value and carrying amount of the repossessed inventory at December 31, 2015 was $12.8 million after applying a valuation adjustment of $26.9 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months ended March 31, 2016 and 2015. We have no level 3 assets that are measured at fair value on a non-recurring basis.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at March 31, 2016 and December 31, 2015, were as follows:

	As of March 31, 2016
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$16,191	$16,191	$–	$–	$16,191
Restricted cash and equivalents	126,011	126,011	–	–	126,011
Finance receivables, net	2,018,376	–	–	1,956,634	1,956,634
Finance receivables measured at fair value	23	–	–	23	23
Accrued interest receivable	30,617	–	–	30,617	30,617
Liabilities:
Warehouse lines of credit	$172,252	$–	$–	$172,252	$172,252
Accrued interest payable	3,545	–	–	3,545	3,545
Residual interest financing	8,336	–	–	8,336	8,336
Securitization trust debt	1,868,451	–	–	1,854,242	1,854,242
Subordinated renewable notes	15,348	–	–	15,348	15,348

	As of December 31, 2015
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$19,322	$19,322	$–	$–	$19,322
Restricted cash and equivalents	106,054	106,054	–	–	106,054
Finance receivables, net	1,909,490	–	–	1,879,510	1,879,510
Finance receivables measured at fair value	61	–	–	61	61
Accrued interest receivable	31,547	–	–	31,547	31,547
Liabilities:
Warehouse lines of credit	$196,461	$–	$–	$196,461	$196,461
Accrued interest payable	3,260	–	–	3,260	3,260
Residual interest financing	9,042	–	–	9,042	9,042
Securitization trust debt	1,731,598	–	–	1,718,418	1,718,418
Subordinated renewable notes	15,138	–	–	15,138	15,138

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of March 31, 2016 and December 31, 2015, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2016, we have purchased a total of approximately $12.7 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
Three months ended March 31, 2016	312,300	2,141,628

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

Since 1994 we have conducted 69 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of March 31, 2016, 18 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016. We also completed a securitization in April 2016.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
Three months ended March 31, 2016	1	329,500

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of March 31, 2016 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at March 31, 2015 included $72.0 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In April 2015, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities. Since we have changed the timing of our securitizations to generally occur at the beginning rather than the end of the calendar quarter, there was no related amount of restricted cash representing the pre-funding proceeds at March 31, 2016.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of March 31, 2016 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2016 with the three months ended March 31, 2015

Revenues.  During the three months ended March 31, 2016, our revenues were $100.6 million, an increase of $14.7 million, or 17.0%, from the prior year revenue of $86.0 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2016 increased $14.3 million, or 17.4%, to $96.7 million from $82.4 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
Average balance for the three-month period	$2,098.0	$1,704.3

Ending balance for the period	$2,141.3	$1,724.3

Servicing fees totaling $23,000 for the three months ended March 31, 2016 decreased $125,000, or 84.5%, from $148,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. The aggregate balance of portfolios generating servicing fees decreased to $323,000 at March 31, 2016 from $1.2 million at March 31, 2015.

In the three months ended March 31, 2016, other income of $4.0 million increased by $481,000, or 13.8% compared to the prior year. The three-month period ended March 31, 2016 includes an increase of $708,000 in revenue associated with direct mail and other related products and services that we offer to our dealers, a net increase of $51,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios and an increase of $49,000 in sales tax refunds. The increases were somewhat offset by a decrease of $305,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $88.4 million for the three months ended March 31, 2016, compared to $71.2 million for the prior year, an increase of $17.2 million, or 24.1%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $657,000 or 4.5%, to $15.1 million during the three months ended March 31, 2016, representing 17.1% of total operating expenses, from $14.5 million for the prior year, or 20.3% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$312.3	$233.9
Contracts purchased (units)	19,222	14,688
Managed portfolio outstanding (dollars)	$2,141.6	$1,725.5
Managed portfolio outstanding (units)	157,138	129,657

Number of Originations staff	233	214
Number of Marketing staff	110	140
Number of Servicing staff	497	457
Number of other staff	86	73
Total number of employees	926	884

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $5.3 million, an increase of $495,000, or 10.2% compared to the previous year and represented 6.0% of total operating expenses.

Interest expense for the three months ended March 31, 2016 increased by $4.6 million to $17.8 million, or 20.2% of total operating expenses, compared to $13.2 million in the previous year.

Interest on securitization trust debt increased by $3.9 million, or 35.7%, for the three months ended March 31, 2016 compared to the prior year. The average balance of securitization trust debt increased 22.5% to $1,938.4 million at March 31, 2016 compared to $1,582.9 million at March 31, 2015. In addition, the blended interest rates on new term securitizations have generally increased since December 2014. As a result, the cost of securitization debt during the three month period ended March 31, 2016 was 3.0%, compared to 2.7% in the prior year period. Moreover, the trend toward higher securitization trust debt interest costs has continued beyond March 31, 2016 as indicated by our completion in April 2016 of our second securitization of 2016 where the weighted average coupon of the related notes was 4.65% compared to weighted average coupon of 4.34% for the notes in our January 2016 securitization.

Interest expense on subordinated renewable notes decreased by $37,000, or 9.2%. The decrease is due to a decrease in the average yield on our subordinated renewable notes to 9.5% for the three-month period ended March 31, 2016 compared to the prior year when the average yield on our subordinated renewable notes was 10.6%. The decrease in the yield offset an increase in the average balance to $15.4 million for the three-month period ended March 31, 2016 compared to $15.1 million in the prior year period.

Interest expense on warehouse debt increased by $949,000 for the three months ended March 31, 2016 compared to the prior year. We increased our contract purchases to $312.3 million for the three months ended March 31, 2016 compared to $233.9 million in the prior period. However, when possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,057,010	$96,663	18.8%	$1,679,619	$82,359	19.6%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$97,364	2,422	10.0%	$63,626	1,473	9.3%
Residual interest financing	8,607	271	12.6%	12,191	423	13.9%
Securitization trust debt	1,938,397	14,764	3.0%	1,582,934	10,876	2.7%
Subordinated renewable notes	15,406	364	9.5%	15,126	401	10.6%
	$2,059,774	17,821	3.5%	$1,673,877	13,173	3.1%

Net interest income/spread		$78,842			$69,186
Net interest yield (4)			15.3%			16.5%
Ratio of average interest earning assets to average interest bearing liabilities	$100%			100%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2) Net of deferred fees and direct costs.
(3) Interest expense includes deferred financing costs and non-utilization fees.
(4) Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2016 Compared to March 31, 2015
	Total Change	Change Due to Volume	Change Due to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$14,304	$18,505	$(4,201)

Interest Bearing Liabilities
Warehouse lines of credit	949	781	168
Residual interest financing	(152)	(124)	(28)
Securitization trust debt	3,888	2,442	1,446
Subordinated renewable notes	(37)	7	(44)
	4,648	3,106	1,542

Net interest income/spread	$9,656	$15,399	$(5,743)

The reduction in the annualized yield on our finance receivables for the three months ended March 31, 2016 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $44.2 million for the three months ended March 31, 2016, an increase of $10.8 million, or 32.2% compared to the prior year and represented 50.0% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $466,000, or 11.1%, to $4.7 million during the three months ended March 31, 2016, compared to $4.2 million in the prior year period, and represented 5.3% of total operating expenses. For the three months ended March 31, 2016, we purchased 19,222 contracts representing $312.3 million in receivables compared to 14,688 contracts representing $233.9 million in receivables in the prior year.

Occupancy expenses increased by $129,000 or 13.5%, to $1.1 million compared to $954,000 in the previous year and represented 1.2% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California.

Depreciation and amortization expenses increased by $28,000 or 18.8%, to $175,000 compared to $148,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended March 31, 2016, we recorded income tax expense of $5.0 million, representing a 41.0% effective income tax rate. In the prior year period, we recorded $6.4 million in income tax expense, representing a 43.5% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	March 31, 2016		March 31, 2015		December 31, 2015
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	157,123	$2,141,601	126,290	$1,684,382	149,138	$2,031,099
Period of delinquency (2)
31-60 days	6,512	$89,126	2,726	$38,165	5,375	$70,041
61-90 days	2,563	32,817	2,101	23,230	3,140	41,142
91+ days	2,446	31,231	2,427	31,920	3,364	43,484
Total delinquencies (2)	11,521	153,174	7,254	93,315	11,879	154,667
Amount in repossession (3)	3,338	38,836	2,251	21,971	3,138	38,939
Total delinquencies and amount in repossession (2)	14,859	$192,010	9,505	$115,286	15,017	$193,606

Delinquencies as a percentage of gross servicing portfolio	7.3%	7.2%	5.7%	5.5%	8.0%	7.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	9.5%	9.0%	7.5%	6.8%	10.1%	9.5%

Extension Experience
Contracts with one extension, accruing (4)	26,996	$364,919	19,958	$259,523	26,682	$361,338
Contracts with two or more extensions, accruing (4)	19,700	260,810	9,438	119,247	16,638	219,175
	46,696	625,729	29,396	378,770	43,320	580,513

Contracts with one extension, non-accrual (4)	1,634	19,312	1,078	13,224	1,784	22,725
Contracts with two or more extensions, non-accrual (4)	1,425	17,574	616	6,572	1,444	18,527
	3,059	36,886	1,694	19,796	3,228	41,252

Total contracts with extensions	49,755	$662,615	31,090	$398,566	46,548	$621,765

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

(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

(4) Accounts past due more than 90 days are on non-accrual.

	March 31, 2016	March 31, 2015	December 31, 2015
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,098,261	$1,704,259	$1,847,764
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	$7.6%	6.6%	6.4%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2016 and March 31, 2015 percentage represents three months ended March 31, 2016 and March 31, 2015 annualized. December 31, 2015 represents 12 months ended December 31, 2015.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2016, for accounts that received extensions from 2008 through 2014 (2015 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2016	% Active or Paid Off at March 31, 2016	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,719	30.1%	20,043	56.3%	4,819	13.5%	19

2009	32,226	10,288	31.9%	16,155	50.1%	5,783	17.9%	17

2010	26,167	12,187	46.6%	11,981	45.8%	1,999	7.6%	19

2011	18,786	11,032	58.7%	6,822	36.3%	932	5.0%	19

2012	18,783	11,707	62.3%	6,280	33.4%	796	4.2%	16

2013	23,398	14,120	60.3%	8,302	35.5%	976	4.2%	16

2014	25,773	17,995	69.8%	6,952	27.0%	826	3.2%	12

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2011, 58.7% were either paid in full or active and performing at March 31, 2016. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015

Average number of extensions granted per month	5,137	3,248	4,443

Average number of outstanding accounts	153,908	127,986	137,306

Average monthly extensions as % of average outstandings	3.3%	2.5%	3.2%

Table excludes portfolios originated and owned by third parties.

	March 31, 2016		March 31, 2015		December 31, 2015
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	28,630	$384,230	21,036	$272,747	28,466	$384,064
Contracts with two extensions	13,231	176,756	7,390	95,163	11,763	156,840
Contracts with three extensions	5,416	70,631	2,132	25,691	4,567	59,255
Contracts with four extensions	1,886	23,957	424	4,127	1,401	17,764
Contracts with five extensions	506	6,078	82	648	301	3,351
Contracts with six extensions	86	963	26	190	50	521
	49,755	$662,615	31,090	$398,566	46,548	$621,795

Managed portfolio (excluding originated and owned by 3rd parties)	157,123	$2,141,601	126,290	$1,684,382	149,138	$2,031,099

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

Net cash provided by operating activities for the three-month period ended March 31, 2016 was $60.5 million compared to net cash provided by operating activities for the three-month period ended March 31, 2015 of $49.8 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. The increase is due primarily to the increase in the increase in provision for credit losses of $10.8 million.

Net cash used in investing activities for the three-month period ended March 31, 2016 was $170.8 million compared to net cash used in investing activities of $108.5 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and increases in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $312.3 million and $233.9 million during the first three months of 2016 and 2015, respectively.

Net cash provided by financing activities for the three months ended March 31, 2016 was $107.2 million compared to net cash provided by financing activities of $61.0 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2016, we issued $329.5 million in new securitization trust debt compared to $245.0 million in the same period of 2015. In addition, we repaid $192.6 million in securitization trust debt in the three months ended March 31, 2016 compared to repayments of securitization trust debt of $145.9 million in the prior year period. In the three months ended March 31, 2016, we had net repayments on warehouse lines of credit of $24.2 million, compared to net repayments of $34.9 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2016, we had unrestricted cash of $16.2 million and $127.7 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2016 we had approximately $29.4 million of such eligible collateral. During the three-month period ended March 31, 2016, we completed one securitization aggregating $329.5 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities and our residual interest contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of March 31, 2016, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2016, we had approximately $2,064.4 million of debt outstanding. Such debt consisted primarily of $1,868.5 million of securitization trust debt, and also included $172.3 million of warehouse lines of credit, $8.3 million of residual interest financing and $15.3 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $12.2 million for the three months ended March 31, 2016 and $61.4 million, $52.2 million, $37.2 million and $9.2 for the years ended December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 9, 2016. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2016, we had approximately $2,064.3 million of debt outstanding. Such debt consisted primarily of $1,868.5 million of securitization trust debt, and also included $172.3 million of warehouse lines of credit, $8.3 million of residual interest financing and $15.3 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years. Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we repurchased 703,745 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)
January 2016	242,230	$4.27	242,230	$4,027,414
February 2016	197,219	$4.15	197,219	$3,208,530
March 2016	264,296	$4.15	264,296	$2,111,185
Total	703,745	$4.19	703,745

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2016, our board of directors had authorized the purchase of up to $44.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the program announced in March 2003, which has no fixed expiration date. Our board of directors in April 2015 increased the aggregate authorization from $34.5 million to $39.5 million.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.65	Indenture dated January 1, 2016 re Notes issued by CPS Auto Receivables Trust 2016-A (to be filed by amendment).
4.66	Sale and Servicing Agreement dated as of January 1, 2016 (to be filed by amendment).
4.67	Indenture dated April 1, 2016 re Notes issued by CPS Auto Receivables Trust 2016-B (to be filed by amendment).
4.68	Sale and Servicing Agreement dated as of April 1, 2016 (to be filed by amendment).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)
Date: May 2, 2016
	By:	/s/ CHARLES E. BRADLEY, JR
Charles E. Bradley, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2016
	By:	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

