Form 10-Q/A
period 2016-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2016-05-04
CIK 889609

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

Explanatory Note

This quarterly report is amended solely to place on file the exhibits (nos. 4.65, 4.66, 4.67and 4.68) that were referenced as “to be filed by amendment” in the original filing. This amendment speaks as of the original filing date of the Form 10-Q and does not modify or update in any way the disclosures made in the Form 10-Q.

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
(3) Interest expense includes deferred financing costs and non-utilization fees.
(4) Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2016 Compared to March 31, 2015
	Total Change	Change Due to Volume	Change Due to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$14,304	$18,505	$(4,201)

Interest Bearing Liabilities
Warehouse lines of credit	949	781	168
Residual interest financing	(152)	(124)	(28)
Securitization trust debt	3,888	2,442	1,446
Subordinated renewable notes	(37)	7	(44)
	4,648	3,106	1,542

Net interest income/spread	$9,656	$15,399	$(5,743

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

·	changes in general economic conditions;

·	our ability or inability to obtain necessary financing, and the terms of any such financing

·	changes in interest rates, especially as applicable to securitization trust debt;

·	our ability to generate sufficient operating and financing cash flows;

·	competition;

·	level of future provisioning for receivables losses;

·	the levels of actual losses on receivables; and

·	regulatory requirements.

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

4.65	Indenture dated January 1, 2016 re Notes issued by CPS Auto Receivables Trust 2016-A
4.66	Sale and Servicing Agreement dated as of January 1, 2016
4.67	Indenture dated April 1, 2016 re Notes issued by CPS Auto Receivables Trust 2016-B
4.68	Sale and Servicing Agreement dated as of April 1, 2016
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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
Date: May 4, 2016
	By:	/s/ CHARLES E. BRADLEY, JR
Charles E. Bradley, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2016
	By:	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz Executive Vice President and Chief Financial Officer (Principal Financial Officer)