Form 10-Q
period 2016-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2016-08-08
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016 the registrant had 23,865,015 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2016

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$15,752	$19,322
Restricted cash and equivalents	115,268	106,054

Finance receivables	2,218,389	1,985,093
Less: Allowance for finance credit losses	(90,168)	(75,603)
Finance receivables, net	2,128,221	1,909,490

Finance receivables measured at fair value	13	61
Furniture and equipment, net	1,792	1,715
Deferred tax assets, net	40,350	37,597
Accrued interest receivable	33,598	31,547
Other assets	19,915	23,139
	$2,354,909	$2,128,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$38,509	$29,509
Warehouse lines of credit	165,103	194,056
Residual interest financing	7,455	9,042
Securitization trust debt	1,956,620	1,720,021
Subordinated renewable notes	15,257	15,138
	2,182,944	1,967,766
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 24,088,674 and 25,616,460 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	77,657	81,337
Retained earnings	100,958	86,472
Accumulated other comprehensive loss	(6,650)	(6,650)
	171,965	161,159

	$2,354,909	$2,128,925

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Interest income	$101,709	$84,900	$198,372	$167,259
Servicing fees	24	62	47	210
Other income	3,200	3,399	7,163	6,881
	104,933	88,361	205,582	174,350

Expenses:
Employee costs	15,678	13,144	30,822	27,630
General and administrative	6,569	5,108	11,900	9,944
Interest	19,727	13,688	37,548	26,861
Provision for credit losses	44,423	35,683	88,619	69,122
Marketing	4,731	4,436	9,401	8,639
Occupancy	1,288	949	2,371	1,904
Depreciation and amortization	192	153	367	301
	92,608	73,161	181,028	144,401
Income before income tax expense	12,325	15,200	24,554	29,949
Income tax expense	5,053	6,663	10,068	13,079
Net income	$7,272	$8,537	$14,486	$16,870

Earnings per share:
Basic	$0.30	$0.33	$0.58	$0.65
Diluted	0.25	0.27	0.49	0.53

Number of shares used in computing earnings per share:
Basic	24,538	26,234	24,917	25,936
Diluted	29,111	31,917	29,632	31,955

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$7,272	$8,537	$14,486	$16,870

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$7,272	$8,537	$14,486	$16,870

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,486	$16,870
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(2,114)	(5,318)
Amortization of discount on securitization trust debt	20	41
Depreciation and amortization	367	301
Amortization of deferred financing costs	4,129	3,437
Provision for credit losses	88,619	69,122
Stock-based compensation expense	2,595	2,176
Interest income on residual assets	–	(65)
Changes in assets and liabilities:
Accrued interest receivable	(2,051)	(4,707)
Deferred tax assets, net	(2,753)	630
Other assets	1,032	5,697
Accounts payable and accrued expenses	9,000	707
Net cash provided by operating activities	113,330	88,891

Cash flows from investing activities:
Purchases of finance receivables held for investment	(631,412)	(503,791)
Payments received on finance receivables held for investment	326,176	264,226
Payments received on receivables portfolio at fair value	48	1,348
Change in repossessions held in inventory	2,192	1,391
Change in restricted cash and cash equivalents, net	(9,214)	(24,740)
Purchase of furniture and equipment	(444)	(832)
Net cash used in investing activities	(312,654)	(262,398)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	662,150	495,000
Proceeds from issuance of subordinated renewable notes	904	431
Payments on subordinated renewable notes	(785)	(682)
Net repayments of warehouse lines of credit	(29,853)	4,932
Repayments of residual interest financing debt	(1,587)	(1,053)
Repayment of securitization trust debt	(424,155)	(317,963)
Repayment of debt secured by receivables measured at fair value	–	(1,250)
Payment of financing costs	(4,645)	(4,968)
Purchase of common stock	(6,323)	(1,773)
Exercise of options and warrants	48	1,410
Net cash provided by financing activities	195,754	174,084
Increase (decrease) in cash and cash equivalents	(3,570)	577
Cash and cash equivalents at beginning of period	19,322	17,859
Cash and cash equivalents at end of period	$15,752	$18,436
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,746	$22,941
Income taxes	$3,784	$8,455

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six month period ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Direct mail revenues	$2,378	$2,382	$5,222	$4,519
Convenience fee revenue	460	530	1,105	1,480
Recoveries on previously charged-off contracts	122	308	365	500
Sales tax refunds	202	144	401	294
Other	38	35	70	88
Other income for the period	$3,200	$3,399	$7,163	$6,881

Warrants

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of June 30, 2016.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2016, we recorded stock-based compensation costs in the amount of $1.2 million and $2.6 million, respectively. These stock-based compensation costs were $1.1 million and $2.2 million for the three and six months ended June 30, 2015. As of June 30, 2016, unrecognized stock-based compensation costs to be recognized over future periods equaled $13.2 million. This amount will be recognized as expense over a weighted-average period of 2.5 years.

The following represents stock option activity for the six months ended June 30, 2016:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	11,228	$4.66	5.55 years
Granted	2,015	3.48	N/A
Exercised	(29)	1.18	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	13,214	$4.49	5.33 years

Options exercisable at the end of period	7,288	$3.82	4.66 years

At June 30, 2016, the aggregate intrinsic value of options outstanding and exercisable was $10.8 million and $9.6 million, respectively. There were 29,200 options exercised for the six months ended June 30, 2016 compared to 978,000 for the comparable period in 2015. The total intrinsic value of options exercised was $91,000 and $5.4 million for the six-month periods ended June 30, 2016 and 2015. There were 3.5 million shares available for future stock option grants under existing plans as of June 30, 2016.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases of Company Stock

During the six-month period ended June 30, 2016, we purchased 1.6 million shares of our stock in the open market at an average price of $4.06.

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

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2016, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our team securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We have recorded a liability as of June 30, 2016, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2016	2015
	(In thousands)
Finance Receivables

Automobile finance receivables, net of unearned interest	$2,219,285	$1,990,913
Less: Unearned acquisition fees and originations costs	(896)	(5,820)
Finance Receivables	$2,218,389	$1,985,093

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In thousands)
Deliquency Status
Current	$2,059,318	$1,836,267
31 - 60 days	87,824	70,036
61 - 90 days	38,403	41,136
91 + days	33,740	43,474
	$2,219,285	$1,990,913

Finance receivables totaling $33.7 million and $43.5 million at June 30, 2016 and December 31, 2015, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Balance at beginning of period	$79,867	$68,142	$75,603	$61,460
Provision for credit losses on finance receivables	44,423	35,683	88,619	69,122
Charge-offs	(41,901)	(34,836)	(87,834)	(66,665)
Recoveries	7,779	5,552	13,780	10,624
Balance at end of period	$90,168	$74,541	$90,168	$74,541

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

	June 30,	December 31,
	2016	2015
	(In thousands)
Gross balance of repossessions in inventory	$33,347	$39,728
Allowance for losses on repossessed inventory	(22,765)	(26,954)
Net repossessed inventory included in other assets	$10,582	$12,774

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted Average
						Contractual
	Final	Receivables		Outstanding	Outstanding	Interest
	Scheduled	Pledged at		Principal at	Principal at	Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2016 (2)	Principal	2016	2015	2016
	(Dollars in thousands)
CPS 2011-B	September 2018	$–	$109,936	$–	$10,023	–
CPS 2011-C	March 2019	–	119,400	–	14,785	–
CPS 2012-A	June 2019	–	155,000	–	16,795	–
CPS 2012-B	September 2019	18,621	141,500	18,275	26,758	3.10%
CPS 2012-C	December 2019	21,589	147,000	21,269	30,653	2.39%
CPS 2012-D	March 2020	27,579	160,000	26,304	37,464	1.87%
CPS 2013-A	June 2020	42,677	185,000	40,925	56,583	1.77%
CPS 2013-B	September 2020	54,229	205,000	51,854	70,332	2.28%
CPS 2013-C	December 2020	63,533	205,000	62,695	82,851	4.00%
CPS 2013-D	March 2021	63,683	183,000	62,318	82,337	3.45%
CPS 2014-A	June 2021	72,629	180,000	71,345	92,571	2.89%
CPS 2014-B	September 2021	95,595	202,500	95,528	121,515	2.51%
CPS 2014-C	December 2021	146,749	273,000	146,651	183,802	2.69%
CPS 2014-D	March 2022	158,601	267,500	157,836	198,533	2.92%
CPS 2015-A	June 2022	165,646	245,000	164,824	201,527	2.69%
CPS 2015-B	September 2022	188,417	250,000	187,391	221,587	2.74%
CPS 2015-C	December 2022	250,048	300,000	246,956	283,482	3.14%
CPS 2016-A	March 2023	311,343	329,460	294,583	–	3.40%
CPS 2016-B	June 2023	330,267	332,690	320,860	–	3.59%
		$2,011,206	$3,990,986	$1,969,614	$1,731,598

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $400.4 million in 2016, $673.4 million in 2017, $458.5 million in 2018, $268.7 million in 2019, $134.5 million in 2020, $34.1 million in 2021.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $13.0 million and $11.6 million as of June 30, 2016 and December 31, 2015, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of June 30, 2016, we were in compliance with all such covenants.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2016, restricted cash under the various agreements totaled approximately $115.3 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at June 30, 2016 and December 31, 2015 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2016	2015
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$78,404	$91,504

	5.50% over one month Libor (Minimum 6.25%)	August 2017	40,079	73,940

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	48,123	31,017

Residual interest financing	11.75% over one month Libor	April 2018	7,455	9,042

Subordinated renewable notes	Weighted average rate of 8.70% and 9.04% at June 30, 2016 and December 31, 2015 , respectively	Weighted average maturity of February 2018 and October 2017 at June 30, 2016 and December 31, 2015, respectively	15,257	15,138

			$189,318	$220,641

Debt issuance costs of $1.5 million and $2.4 million as of June 30, 2016 and December 31, 2015, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Interest on finance receivables	$101,624	$84,872	$198,252	$167,193
Residual interest income	–	28	–	65
Other interest income	85	–	120	1
Interest income	$101,709	$84,900	$198,372	$167,259

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Securitization trust debt	$16,875	$11,670	$31,639	$22,546
Warehouse lines of credit	2,244	1,259	4,666	2,732
Residual interest financing	245	351	516	773
Subordinated renewable notes	363	408	727	810
Interest expense	$19,727	$13,688	$37,548	$26,861

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2016 and 2015 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	24,538	26,234	24,917	25,936
	$
Incremental common shares attributable to exercise of outstanding options and warrants	4,573	5,683	4,715	6,019
	$
Weighted average number of common shares used to compute diluted earnings per share	29,111	31,917	29,632	31,955

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2016 would have included an additional 7.9 million and 7.4 million shares, respectively attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2015, an additional 5.7 million and 5.3 million shares, respectively, would be included in the diluted earnings per share calculation.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2012.

As of June 30, 2016 and December 31, 2015, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $40.4 million as of June 30, 2016 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $40.4 million consists of approximately $32.4 million of net U.S. federal deferred tax assets and $8.0 million of net state deferred tax assets.

Income tax expense was $5.1 million and $10.1 million for the three months and six months ended June 30, 2016 and represents an effective income tax rate of 41%, compared to income tax expense of $6.7 million and $13.1 million for the three and six months ended June 30, 2015, and represents an effective income tax rate of and 44%.

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

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of June 30, 2016 with respect to such matters, in the aggregate.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of June 30, 2016, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of June 30, 2016, and in excess of the liability we have recorded, is from $0 to $250,000.

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

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and six-month periods ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	221	211	442	422
Expected return on assets	(300)	(377)	(600)	(754)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	138	87	276	174
Net periodic cost (benefit)	$59	$(79)	$118	$(158)

We did not make any contributions to the Plan during the six-month periods ended June 30, 2016 and 2015. We do not anticipate making any contributions for the remainder of 2016.

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2016 the finance receivables related to the repossessed vehicles in inventory totaled $33.3 million. We have applied a valuation adjustment, or loss allowance, of $22.8 million, which is based on a recovery rate of approximately 32%, resulting in an estimated fair value and carrying amount of $10.6 million. The fair value and carrying amount of the repossessed inventory at December 31, 2015 was $12.8 million after applying a valuation adjustment of $27.0 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1 or level 2 assets and liabilities for the six months ended June 30, 2016 and 2015. We have no material level 3 assets that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at June 30, 2016 and December 31, 2015, were as follows:

	As of June 30, 2016
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$15,752	$15,752	$–	$–	$15,752
Restricted cash and equivalents	115,268	115,268	–	–	115,268
Finance receivables, net	2,128,221	–	–	2,066,721	2,066,721
Finance receivables measured at fair value	13	–	–	13	13
Accrued interest receivable	33,598	–	–	33,598	33,598
Liabilities:
Warehouse lines of credit	$165,103	$–	$–	$165,103	$165,103
Accrued interest payable	3,913	–	–	3,913	3,913
Residual interest financing	7,455	–	–	7,455	7,455
Securitization trust debt	1,956,620	–	–	1,960,990	1,960,990
Subordinated renewable notes	15,257	–	–	15,257	15,257

	As of December 31, 2015
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$19,322	$19,322	$–	$–	$19,322
Restricted cash and equivalents	106,054	106,054	–	–	106,054
Finance receivables, net	1,909,490	–	–	1,879,510	1,879,510
Finance receivables measured at fair value	61	–	–	61	61
Accrued interest receivable	31,547	–	–	31,547	31,547
Liabilities:
Warehouse lines of credit	$196,461	$–	$–	$196,461	$196,461
Accrued interest payable	3,260	–	–	3,260	3,260
Residual interest financing	9,042	–	–	9,042	9,042
Securitization trust debt	1,731,598	–	–	1,718,418	1,718,418
Subordinated renewable notes	15,138	–	–	15,138	15,138

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of June 30, 2016 and December 31, 2015, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2016, we have purchased a total of approximately $13.0 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
Six months ended June 30, 2016	631,412	2,253,702

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

Since 1994 we have conducted 70 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of June 30, 2016, 16 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016. We also completed a securitization in July 2016.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
Six months ended June 30, 2016	2	679,997

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of June 30, 2016 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at June 30, 2015 included $94.9 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In July 2015, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities. Since we have changed the timing of our securitizations to generally occur at the beginning rather than the end of the calendar quarter, there was no related amount of restricted cash representing the pre-funding proceeds at June 30, 2016.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our team securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2016 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2016 with the three months ended June 30, 2015

Revenues.  During the three months ended June 30, 2016, our revenues were $104.9 million, an increase of $16.6 million, or 18.8%, from the prior year revenue of $88.4 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2016 increased $16.8 million, or 19.8%, to $101.7 million from $84.9 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the three months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
	Amount	Amount
	($ in millions)
Finance Receivables Owned by Consolidated Subsidiaries
Average balance for the three-month period	$2,216.6	$1,773.3

Ending balance for the period	$2,253.7	$1,821.3

Servicing fees totaling $24,000 for the three months ended June 30, 2016 decreased $38,000, or 61.3%, from $62,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. The aggregate balance of portfolios generating servicing fees decreased to $223,000 at June 30, 2016 from $911,000 at June 30, 2015.

In the three months ended June 30, 2016, other income of $3.2 million decreased by $200,000, or 5.9% compared to the prior year. The three-month period ended June 30, 2016 includes a net decrease of $187,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios, a decrease of $70,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. The decreases were somewhat offset by an increase of $58,000 in sales tax refunds.

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

Total operating expenses were $92.6 million for the three months ended June 30, 2016, compared to $73.2 million for the prior year, an increase of $19.4 million, or 26.6%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $2.5 million or 19.3%, to $15.7 million during the three months ended June 30, 2016, representing 16.9% of total operating expenses, from $13.1 million for the prior year, or 18.0% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$319.1	$269.9
Contracts purchased (units)	19,316	16,339
Managed portfolio outstanding (dollars)	$2,253.7	$1,822.2
Managed portfolio outstanding (units)	164,403	135,954

Number of Originations staff	231	222
Number of Marketing staff	106	135
Number of Servicing staff	530	462
Number of other staff	90	78
Total number of employees	957	897

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $6.6 million, an increase of $1.5 million, or 28.6% compared to the previous year and represented 7.1% of total operating expenses.

Interest expense for the three months ended June 30, 2016 increased by $6.0 million to $19.7 million, or 21.3% of total operating expenses, compared to $13.7 million in the previous year.

Interest on securitization trust debt increased by $5.2 million, or 44.6%, for the three months ended June 30, 2016 compared to the prior year. The average balance of securitization trust debt increased 22.9% to $2,047.6 million at June 30, 2016 compared to $1,665.4 million at June 30, 2015. In addition, the blended interest rates on new term securitizations have generally increased since December 2014. As a result, the cost of securitization debt during the three month period ended June 30, 2016 was 3.3%, compared to 2.8% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 30, 2015 as indicated by the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%

Interest expense on subordinated renewable notes decreased by $45,000, or 11.0%. The decrease is due to a decrease in the average yield on our subordinated renewable notes to 9.5% for the three-month period ended June 30, 2016 compared to the prior year when the average yield on our subordinated renewable notes was 10.8%. The decrease in the yield offset an increase in the average balance to $15.3 million for the three-month period ended June 30, 2016 compared to $15.1 million in the prior year period.

Interest expense on warehouse debt increased by $985,000 for the three months ended June 30, 2016 compared to the prior year. We increased our contract purchases to $319.1 million for the three months ended June 30, 2016 compared to $269.9 million in the prior period. However, when possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,182,203	$101,709	18.7%	$1,742,861	$84,900	19.5%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit (3)	$84,564	$2,244	10.6%	$44,810	$1,259	11.2%
Residual interest financing	7,770	246	12.7%	11,441	351	12.3%
Securitization trust debt	2,047,621	16,874	3.3%	1,665,435	11,670	2.8%
Subordinated renewable notes	15,321	363	9.5%	15,075	408	10.8%
	$2,155,276	19,727	3.7%	$1,736,761	13,688	3.2%
						$
Net interest income/spread		$81,982			$71,212
Net interest yield (4)	$		15.0%			16.3%
Ratio of average interest earning assets to average interest bearing liabilities	101%			100%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Net of deferred fees and direct costs.

(3) Interest expense includes deferred financing costs and non-utilization fees.

(4) Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2016
	$ Compared to June 30, 2015
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$16,809	$21,093	$(4,284)

Interest Bearing Liabilities	$
Warehouse lines of credit	985	1,117	(132)
Residual interest financing	(105)	(113)	8
Securitization trust debt	5,204	2,678	2,526
Subordinated renewable notes	(45)	7	(52)
	6,039	3,689	2,350
Net interest income/spread	$10,770	$17,404	$(6,634)

The reduction in the annualized yield on our finance receivables for the three months ended June 30, 2016 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $44.4 million for the three months ended June 30, 2016, an increase of $8.7 million, or 24.5% compared to the prior year and represented 48.0% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $295,000, or 6.7%, to $4.7 million during the three months ended June 30, 2016, compared to $4.4 million in the prior year period, and represented 5.1% of total operating expenses. For the three months ended June 30, 2016, we purchased 19,316 contracts representing $319.1 million in receivables compared to 16,339 contracts representing $269.9 million in receivables in the prior year.

Occupancy expenses increased by $339,000 or 35.7%, to $1.3 million compared to $949,000 in the previous year and represented 1.4% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016.

Depreciation and amortization expenses increased by $39,000 or 25.5%, to $192,000 compared to $153,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended June 30, 2016, we recorded income tax expense of $5.1 million, representing a 41.0% effective income tax rate. In the prior year period, we recorded $6.7 million in income tax expense, representing a 43.8% effective income tax rate.

Comparison of Operating Results for the six months ended June 30, 2016 with the six months ended June 30, 2015

Revenues.  During the six months ended June 30, 2016, our revenues were $205.6 million, an increase of $31.2 million, or 17.9%, from the prior year revenue of $174.4 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2016 increased $31.1 million, or 18.6%, to $198.4 million from $167.3 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
	Amount	Amount
	($ in millions)
Finance Receivables Owned by Consolidated Subsidiaries
Average balance for the six-month period	$2,157.3	$1,738.8

Ending balance for the period	$2,253.7	$1,821.3

Servicing fees totaling $47,000 for the six months ended June 30, 2016 decreased $164,000, or 77.6%, from $210,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. The aggregate balance of portfolios generating servicing fees decreased to $223,000 at June 30, 2016 from $911,000 at June 30, 2015.

In the six months ended June 30, 2016, other income of $7.2 million increased by $282,000, or 4.1% compared to the prior year. The six-month period ended June 30, 2016 includes increases of $703,000 in revenue associated with direct mail and other related products and services that we offer to our dealers and an increase of $107,000 in sales tax refunds. The increases were somewhat offset by a net decrease of $153,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios and a decrease of $375,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $181.0 million for the six months ended June 30, 2016, compared to $144.4 million for the prior year, an increase of $36.6 million, or 25.4%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $3.2 million or 11.6%, to $30.8 million during the six months ended June 30, 2016, representing 17.0% of total operating expenses, from $27.6 million for the prior year, or 19.1% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$631.4	$503.8
Contracts purchased (units)	38,538	31,027
Managed portfolio outstanding (dollars)	$2,253.7	$1,822.2
Managed portfolio outstanding (units)	164,403	135,954

Number of Originations staff	231	222
Number of Marketing staff	106	135
Number of Servicing staff	530	462
Number of other staff	90	78
Total number of employees	957	897

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $11.9 million, an increase of $2.0 million, or 19.7% compared to the previous year and represented 6.6% of total operating expenses.

Interest expense for the six months ended June 30, 2016 increased by $10.7 million to $37.5 million, or 20.7% of total operating expenses, compared to $26.9 million in the previous year.

Interest on securitization trust debt increased by $9.1 million, or 40.3%, for the six months ended June 30, 2016 compared to the prior year. The average balance of securitization trust debt increased 22.7% to $1,993.0 million at June 30, 2016 compared to $1,624.2 million at June 30, 2015. In addition, the blended interest rates on new term securitizations have generally increased since December 2014. As a result, the cost of securitization debt during the six month period ended June 30, 2016 was 3.2%, compared to 2.8% in the prior year period. Moreover, the trend toward higher securitization trust debt interest costs has continued since June 30, 2015 as indicated by the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%

Interest expense on subordinated renewable notes decreased by $82,000, or 10.1%. The decrease is due to a decrease in the average yield on our subordinated renewable notes to 9.5% for the six-month period ended June 30, 2016 compared to the prior year when the average yield on our subordinated renewable notes was 10.7%. The decrease in the yield offset an increase in the average balance to $15.4 million for the six-month period ended June 30, 2016 compared to $15.1 million in the prior year period.

Interest expense on warehouse debt increased by $1.9 million for the six months ended June 30, 2016 compared to the prior year. We increased our contract purchases to $631.4 million for the six months ended June 30, 2016 compared to $503.8 million in the prior period. However, when possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016			2015
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,119,581	$198,372	18.7%	$1,710,240	$167,259	19.5%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit (3)	$91,415	$4,666	10.6%	$54,540	$2,732	10.0%
Residual interest financing	8,188	516	12.6%	11,816	773	13.1%
Securitization trust debt	1,993,009	31,639	3.2%	1,624,184	22,546	2.8%
Subordinated renewable notes	15,364	727	9.5%	15,101	809	10.7%
	$2,107,976	37,548	3.6%	$1,705,641	26,860	3.1%
						$
Net interest income/spread		$160,824			$140,399
Net interest yield (4)	$		15.2%			16.4%
Ratio of average interest earning assets to average interest bearing liabilities	101%			100%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Net of deferred fees and direct costs.

(3) Interest expense includes deferred financing costs and non-utilization fees.

(4) Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2016
	$ Compared to June 30, 2015
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$31,113	$47,687	$(16,574)

Interest Bearing Liabilities	$
Warehouse lines of credit	1,934	1,760	174
Residual interest financing	(257)	(218)	(39)
Securitization trust debt	9,093	1,147	7,946
Subordinated renewable notes	(82)	110	(192)
	10,688	2,799	7,889
Net interest income/spread	$20,425	$44,888	$(24,463)

The reduction in the annualized yield on our finance receivables for the six months ended June 30, 2016 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $88.6 million for the six months ended June 30, 2016, an increase of $19.5 million, or 28.2% compared to the prior year and represented 49.0% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $762,000, or 8.8%, to $9.4 million during the six months ended June 30, 2016, compared to $8.6 million in the prior year period, and represented 5.2% of total operating expenses. For the six months ended June 30, 2016, we purchased 38,538 contracts representing $631.4 million in receivables compared to 31,027 contracts representing $503.8 million in receivables in the prior year.

Occupancy expenses increased by $486,000 or 24.6%, to $2.4 million compared to $1.9 million in the previous year and represented 1.3% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016.

Depreciation and amortization expenses increased by $66,000 or 21.9%, to $367,000 compared to $301,000 in the previous year and represented 0.2% of total operating expenses.

For the six months ended June 30, 2016, we recorded income tax expense of $10.1 million, representing a 41.0% effective income tax rate. In the prior year period, we recorded $13.1 million in income tax expense, representing a 43.7% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	June 30, 2016		June 30, 2015		December 31, 2015
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	164,392	$2,253,686	135,892	$1,821,992	149,138	$2,031,099
Period of delinquency (2)
31-60 days	6,710	$87,824	4,299	$52,768	5,375	$70,041
61-90 days	2,961	38,403	2,150	27,100	3,140	41,142
91+ days	2,577	33,742	2,552	31,728	3,364	43,484
Total delinquencies (2)	12,248	159,969	9,001	111,596	11,879	154,667
Amount in repossession (3)	2,690	33,414	2,077	24,927	3,138	38,939
Total delinquencies and amount in repossession (2)	14,938	$193,383	11,078	$136,523	15,017	$193,606

Delinquencies as a percentage of gross servicing portfolio	7.5%	7.1%	6.6%	6.1%	8.0%	7.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	9.1%	8.6%	8.2%	7.5%	10.1%	9.5%

Extension Experience
Contracts with one extension, accruing (4)	28,330	$385,978	21,934	$292,625	26,682	$361,338
Contracts with two or more extensions, accruing (4)	22,001	291,921	12,004	154,555	16,638	219,175
	50,331	677,899	33,938	447,180	43,320	580,513

Contracts with one extension, non-accrual (4)	1,463	18,519	1,269	15,626	1,784	22,725

Contracts with two or more extensions, non-accrual (4)	1,463	18,808	749	9,116	1,444	18,527
	2,926	37,327	2,018	24,742	3,228	41,252

Total contracts with extensions	53,257	$715,226	35,956	$471,922	46,548	$621,765

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio

	June 30,	June 30,	December 31,
	2016	2015	2015
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,157,554	$1,743,958	$1,847,764
	$
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.2%	6.6%	6.4%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2016 and June 30, 2015 percentage represents six months ended June 30, 2016 and June 30, 2015 annualized. December 31, 2015 represents 12 months ended December 31, 2015.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2016, for accounts that received extensions from 2008 through 2014 (2015 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2016	% Active or Paid Off at June 30, 2016	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,716	30.1%	20,053	56.3%	4,819	13.5%	19

2009	32,226	10,284	31.9%	16,159	50.1%	5,783	17.9%	17

2010	26,167	12,180	46.5%	11,988	45.8%	1,999	7.6%	19

2011	18,786	11,017	58.6%	6,837	36.4%	932	5.0%	19

2012	18,783	11,637	62.0%	6,350	33.8%	796	4.2%	16

2013	23,398	13,636	58.3%	8,786	37.6%	976	4.2%	17

2014	25,773	16,874	65.5%	8,073	31.3%	826	3.2%	14

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2011, 58.6% were either paid in full or active and performing at June 30, 2016. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2015

Average number of extensions granted per month	5,274	3,893	4,443

Average number of outstanding accounts	158,035	130,727	137,306

Average monthly extensions as % of average outstandings	3.3%	3.0%	3.2%

Table excludes portfolios originated and owned by third parties.

	June 30, 2016		June 30, 2015		December 31, 2015
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	29,793	$404,497	23,203	$308,251	28,466	$384,064
Contracts with two extensions	13,942	187,305	8,917	115,898	11,763	156,840
Contracts with three extensions	6,267	82,626	2,992	38,365	4,567	59,255
Contracts with four extensions	2,423	30,826	688	7,926	1,401	17,734
Contracts with five extensions	693	8,346	124	1,195	301	3,351
Contracts with six extensions	139	1,626	32	287	50	521
	53,257	$715,226	35,956	$471,922	46,548	$621,765

Managed portfolio (excluding originated and owned by 3rd parties)	164,392	$2,253,686	135,892	$1,821,992	149,138	$2,031,099

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

Liquidity and Capital Resources

Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from the proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitization transactions and their related spread accounts. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit, securitization transactions and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire and borrow against automobile contracts.

Net cash provided by operating activities for the six-month period ended June 30, 2016 was $113.3 million compared to net cash provided by operating activities for the six-month period ended June 30, 2015 of $88.9 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. The increase is due primarily to the increase in the increase in provision for credit losses of $19.5 million and an increase in amortization of deferred financing costs of $692,000.

Net cash used in investing activities for the six-month period ended June 30, 2016 was $312.7 million compared to net cash used in investing activities of $262.4 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and increases in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $631.4 million and $503.8 million during the first six months of 2016 and 2015, respectively.

Net cash provided by financing activities for the six months ended June 30, 2016 was $195.8 million compared to net cash provided by financing activities of $174.1 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2016, we issued $662.2 million in new securitization trust debt compared to $495.0 million in the same period of 2015. In addition, we repaid $424.2 million in securitization trust debt in the six months ended June 30, 2016 compared to repayments of securitization trust debt of $318.0 million in the prior year period. In the six months ended June 30, 2016, we had net repayments on warehouse lines of credit of $29.9 million, compared to net advances of $4.9 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2016, we had unrestricted cash of $15.8 million and $134.9 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2016 we had approximately $24.4 million of such eligible collateral. During the six-month period ended June 30, 2016, we completed two securitizations aggregating $662.2 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities and our residual interest contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our team securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2016, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2016, we had approximately $2,144.4 million of debt outstanding. Such debt consisted primarily of $1,956.6 million of securitization trust debt and $165.1 million of warehouse lines of credit. Our securitization trust debt and our warehouse lines of credit have increased by $194.0 million, and $104.8 million, respectively since June 30, 2015 (each net of deferred financing costs). As of June 30, 2015 our debt also included $7.5 million of residual interest financing and $15.3 million in subordinated renewable notes. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years.

Our recent operating results include pre-tax earnings of $24.6 million for the six months ended June 30, 2016 and $61.4 million, $52.2 million, $37.2 million and $9.2 for the years ended December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2016, we had approximately $2,144.4 million of debt outstanding. Such debt consisted primarily of $1,956.6 million of securitization trust debt and $165.1 million of warehouse lines of credit. Our securitization trust debt and our warehouse lines of credit have increased by $194.0 million, and $104.8 million, respectively since June 30, 2015 (each net of deferred financing costs). As of June 30, 2015 our debt also included $7.5 million of residual interest financing and $15.3 million in subordinated renewable notes. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we repurchased 853,241 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2016	218,650	$4.28	218,650	$1,176,024
May 2016	333,306	$3.84	333,306	$9,895,167
June 2016	301,285	$3.84	301,285	$8,737,543
Total	853,241	$3.95	853,241

____________________

(1)	Each monthly period is the calendar month.
(2)	Through June 30, 2016, our board of directors had authorized the purchase of up to $54.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the program announced in March 2003, which has no fixed expiration date. Our board of directors in May 2016 increased the aggregate authorization by $10 million from $44.5 million to $54.5 million.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.69	Indenture dated July 1, 2016 re Notes issued by CPS Auto Receivables Trust 2016-C. (incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed July 29, 2016).
4.70	Sale and Servicing Agreement dated as of July 1, 2016. (incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed July 29, 2016).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 5, 2016

By: /s/ CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

Date: August 5, 2016

By: /s/ JEFFREY P. FRITZ

Jeffrey P. Fritz

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

