Form 10-Q
period 2016-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2016-10-31
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 27, 2016 the registrant had 23,841,970 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$11,494	$19,322
Restricted cash and equivalents	116,403	106,054

Finance receivables	2,257,151	1,985,093
Less: Allowance for finance credit losses	(96,843)	(75,603)
Finance receivables, net	2,160,308	1,909,490

Finance receivables measured at fair value	7	61
Furniture and equipment, net	1,918	1,715
Deferred tax assets, net	43,197	37,597
Accrued interest receivable	33,078	31,547
Other assets	22,630	23,139
	$2,389,035	$2,128,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$33,563	$29,509
Warehouse lines of credit	81,683	194,056
Residual interest financing	6,856	9,042
Securitization trust debt	2,073,409	1,720,021
Subordinated renewable notes	14,353	15,138
	2,209,864	1,967,766
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value;authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value;authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 23,765,798 and 25,616,460 shares issued and outstanding at September 30, 2016 and December 31. 2015, respectively	77,514	81,337
Retained earnings	108,307	86,472
Accumulated other comprehensive loss	(6,650)	(6,650)
	179,171	161,159
	$2,389,035	$2,128,925

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Interest income	$105,376	$90,584	$303,748	$257,843
Servicing fees	26	73	73	283
Other income	3,114	3,334	10,278	10,215
	108,516	93,991	314,099	268,341

Expenses:
Employee costs	16,688	15,254	47,510	42,884
General and administrative	6,316	5,005	18,216	14,949
Interest	20,893	14,848	58,442	41,709
Provision for credit losses	46,262	37,411	134,881	106,533
Marketing	4,463	4,608	13,864	13,247
Occupancy	1,237	1,046	3,608	2,950
Depreciation and amortization	202	170	568	471
	96,061	78,342	277,089	222,743
Income before income tax expense	12,455	15,649	37,010	45,598
Income tax expense	5,107	6,806	15,175	19,885
Net income	$7,348	$8,843	$21,835	$25,713

Earnings per share:
Basic	$0.31	$0.34	$0.89	$0.99
Diluted	0.26	0.28	0.75	0.81

Number of shares used in computing earnings per share:
Basic	23,894	26,093	24,574	25,989
Diluted	28,503	31,476	29,253	31,796

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015

Net income	$7,348	$8,843	$21,835	$25,713

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$7,348	$8,843	$21,835	$25,713

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$21,835	$25,713
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	(2,686)	(7,345)
Amortization of discount on securitization trust debt	20	53
Depreciation and amortization	568	471
Amortization of deferred financing costs	6,214	5,149
Provision for credit losses	134,881	106,533
Stock-based compensation expense	4,004	3,609
Interest income on residual assets	–	(85)
Changes in assets and liabilities:
Accrued interest receivable	(1,531)	(8,435)
Deferred tax assets, net	(5,600)	(1,326)
Other assets	(2,627)	6,501
Accounts payable and accrued expenses	4,054	7,199
Net cash provided by operating activities	159,132	138,037

Cash flows from investing activities:
Purchases of finance receivables held for investment	(873,499)	(791,335)
Payments received on finance receivables held for investment	490,486	403,246
Payments received on receivables portfolio at fair value	54	1,529
Change in repossessions held in inventory	3,136	289
Change in restricted cash and cash equivalents, net	(10,349)	(31,244)
Purchase of furniture and equipment	(771)	(1,029)
Net cash used in investing activities	(390,943)	(418,544)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	980,650	795,000
Proceeds from issuance of subordinated renewable notes	1,303	1,153
Payments on subordinated renewable notes	(2,088)	(1,194)
Net repayments of warehouse lines of credit	(112,725)	(9,905)
Repayments of residual interest financing debt	(2,186)	(1,755)
Repayment of securitization trust debt	(625,499)	(489,971)
Repayment of debt secured by receivables measured at fair value	–	(1,250)
Payment of financing costs	(7,645)	(7,199)
Purchase of common stock	(8,013)	(2,846)
Exercise of options and warrants	186	1,530
Net cash provided by financing activities	223,983	283,563

Increase (decrease) in cash and cash equivalents	(7,828)	3,056

Cash and cash equivalents at beginning of period	19,322	17,859
Cash and cash equivalents at end of period	$11,494	$20,915

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36,372	$33,915
Income taxes	$16,900	$13,690

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine month period ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Direct mail revenues	$2,080	$2,416	$7,302	$6,935
Convenience fee revenue	520	580	1,625	2,060
Recoveries on previously charged-off contracts	268	167	634	666
Sales tax refunds	204	138	605	432
Other	42	33	112	122
Other income for the period	$3,114	$3,334	$10,278	$10,215

Warrants

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of September 30, 2016.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and nine months ended September 30, 2016, we recorded stock-based compensation costs in the amount of $1.4 million and $4.0 million, respectively. These stock-based compensation costs were $1.4 million and $3.6 million for the three and nine months ended September 30, 2015. As of September 30, 2016, unrecognized stock-based compensation costs to be recognized over future periods equaled $11.5 million. This amount will be recognized as expense over a weighted-average period of 2.3 years.

The following represents stock option activity for the nine months ended September 30, 2016:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual
	(in thousands)	Exercise Price	Term
Options outstanding at the beginning of period	11,228	$4.66	5.55 years
Granted	2,015	3.48
Exercised	(127)	1.22
Forfeited	(155)	–
Options outstanding at the end of period	12,961	$4.50	5.10 years

Options exercisable at the end of period	7,646	$3.98	4.47 years

At September 30, 2016, the aggregate intrinsic value of options outstanding and exercisable was $10.8 million and $9.6 million, respectively. There were 127,350 options exercised for the nine months ended September 30, 2016 compared to 1,033,000 for the comparable period in 2015. The total intrinsic value of options exercised was $379,000 and $7.1 million for the nine-month periods ended September 30, 2016 and 2015. There were 3.6 million shares available for future stock option grants under existing plans as of September 30, 2016.

Purchases of Company Stock

During the nine-month period ended September 30, 2016, we purchased 2.0 million shares of our stock in the open market at an average price of $4.05.

During the nine-month period ended September 30, 2015, we purchased 545,521 shares of our common stock, at an average price of $6.21. We purchased 468,948 shares of our stock in the open market at an average price of $6.07. The remaining purchases of 75,573 shares were related to net exercises of outstanding options and warrants. In transactions during the nine-month period ended September 30, 2015, the holders of options and warrants to purchase 392,200 shares of our common stock paid the aggregate $535,000 exercise price by surrender to us of 75,573 of such 392,200 shares.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2016, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We have recorded a liability as of September 30, 2016, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

New Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is assessing ASU 2016-15 but does not expect a significant impact on its accounting and disclosures.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2016	2015
	(In thousands)
Finance Receivables
Automobile finance receivables, net of unearned interest	$2,256,894	$1,990,913
Unearned acquisition fees and originations costs	257	(5,820)
Finance Receivables	$2,257,151	$1,985,093

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of September 30, 2016 and December 31, 2015:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2016	2015
	(In thousands)
Delinquency Status
Current	$2,051,087	$1,836,267
31 - 60 days	119,283	70,036
61 - 90 days	50,248	41,136
91 + days	36,276	43,474
	$2,256,894	$1,990,913

Finance receivables totaling $36.3 million and $43.5 million at September 30, 2016 and December 31, 2015, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Balance at beginning of period	$90,168	$74,541	$75,603	$61,460
Provision for credit losses on finance receivables	46,262	37,411	134,881	106,533
Charge-offs	(46,839)	(38,608)	(134,674)	(105,273)
Recoveries	7,252	5,415	21,033	16,039
Balance at end of period	$96,843	$78,759	$96,843	$78,759

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

	September 30,	December 31,
	2016	2015
	(In thousands)
Gross balance of repossessions in inventory	$33,781	$39,728
Allowance for losses on repossessed inventory	(24,143)	(26,954)
Net repossessed inventory included in other assets	$9,638	$12,774

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2016 (2)	Principal	2016	2015	2016
	(Dollars in thousands)
CPS 2011-B	September 2018	$–	$109,936	$–	$10,023	–
CPS 2011-C	March 2019	–	119,400	–	14,785	–
CPS 2012-A	June 2019	–	155,000	–	16,795	–
CPS 2012-B	September 2019	15,515	141,500	14,918	26,758	3.12%
CPS 2012-C	December 2019	18,088	147,000	17,616	30,653	2.42%
CPS 2012-D	March 2020	22,993	160,000	21,925	37,464	1.88%
CPS 2013-A	June 2020	35,972	185,000	34,612	56,583	1.75%
CPS 2013-B	September 2020	46,858	205,000	44,329	70,332	2.23%
CPS 2013-C	December 2020	55,188	205,000	54,212	82,851	4.37%
CPS 2013-D	March 2021	55,371	183,000	53,924	82,337	3.75%
CPS 2014-A	June 2021	64,327	180,000	62,490	92,571	3.31%
CPS 2014-B	September 2021	84,990	202,500	84,231	121,515	2.70%
CPS 2014-C	December 2021	131,011	273,000	130,485	183,802	2.86%
CPS 2014-D	March 2022	142,752	267,500	141,862	198,533	3.08%
CPS 2015-A	June 2022	149,850	245,000	148,903	201,527	2.82%
CPS 2015-B	September 2022	170,369	250,000	169,038	221,587	2.86%
CPS 2015-C	December 2022	229,347	300,000	226,754	283,482	3.26%
CPS 2016-A	March 2023	288,216	329,460	273,762	–	3.49%
CPS 2016-B	June 2023	315,174	332,690	302,687	–	3.69%
CPS 2016-C	September 2023	312,077	318,500	305,021	–	3.25%
		$2,138,098	$4,309,486	$2,086,769	$1,731,598

 _________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $217.2 million in 2016, $770.2 million in 2017, $536.4 million in 2018, $320.2 million in 2019, $171.1 million in 2020, $54.9 million in 2021 and 3.4 million in 2022.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $13.4 million and $11.6 million as of September 30, 2016 and December 31, 2015, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of September 30, 2016, we were in compliance with all such covenants.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2016, restricted cash under the various agreements totaled approximately $116.4 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at September 30, 2016 and December 31, 2015 are summarized below:

			Amount Outstanding at
			September 30,	December 31,
			2016	2015
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$56,197	$91,504

	5.50% over one month Libor (Minimum 6.25%)	August 2019	14,539	73,940

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	13,000	31,017

Residual interest financing	11.75% over one month Libor	April 2018	6,856	9,042

Subordinated renewable notes	Weighted average rate of 8.01% and 9.04% at September 30, 2016 and December 31, 2015 , respectively	Weighted average maturity of July 2018 and October 2017 at September 30, 2016 and December 31, 2015, respectively	14,353	15,138

			$104,945	$220,641

Debt issuance costs of $2.1 million and $2.4 million as of September 30, 2016 and December 31, 2015, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Interest on finance receivables	$105,296	$90,564	$303,548	$257,757
Residual interest income	–	20	–	85
Other interest income	80	–	200	1
Interest income	$105,376	$90,584	$303,748	$257,843

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Securitization trust debt	$18,228	$12,466	$49,867	$35,012
Warehouse lines of credit	2,111	1,644	6,777	4,376
Residual interest financing	227	338	744	1,111
Subordinated renewable notes	327	400	1,054	1,210
Interest expense	$20,893	$14,848	$58,442	$41,709

(6) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2016 and 2015 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	23,894	26,093	24,574	25,989

Incremental common shares attributable to exercise of outstanding options and warrants	4,609	5,383	4,679	5,807

Weighted average number of common shares used to compute diluted earnings per share	28,503	31,476	29,253	31,796

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2016 would have included an additional 8.6 million and 7.7 million shares, respectively attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2015, an additional 6.7 million and 5.8 million shares, respectively, would be included in the diluted earnings per share calculation.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2012.

As of September 30, 2016 and December 31, 2015, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $43.2 million as of September 30, 2016 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $43.2 million consists of approximately $34.8 million of net U.S. federal deferred tax assets and $8.4 million of net state deferred tax assets.

Income tax expense was $5.1 million and $15.2 million for the three months and nine months ended September 30, 2016 and represents an effective income tax rate of 41%, compared to income tax expense of $6.8 million and $19.9 million for the three and nine months ended September 30, 2015, and represents an effective income tax rate of 43% and 44%, respectively.

(8) Legal Proceedings

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate.

We are currently subject to one such class action, which has been settled by agreement with the plaintiffs. The settlement remains subject to final court approval. The court has approved the settlement, but an objecting member of the settlement class took an appeal of that approval. The appeal was denied on October 18, 2016, and we expect the settlement to proceed as previously agreed.

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of September 30, 2016 with respect to such matters, in the aggregate.

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014 and 2015. Among other matters, the subpoena required information relating to the underwriting criteria used to originate these automobile contracts and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We provided responsive documents in March 2015, provided additional documents on September 30, 2016, and are unaware of any subsequent material developments in the government’s investigation, other than its initiation. The investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of September 30, 2016, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of September 30, 2016, and in excess of the liability we have recorded, is from $0 to $250,000.

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

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	221	211	663	633
Expected return on assets	(300)	(377)	(900)	(1,131)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	138	87	414	261
Net periodic cost (benefit)	$59	$(79)	$177	$(237)

We did not make any contributions to the Plan during the nine-month periods ended September 30, 2016 and 2015. We do not anticipate making any contributions for the remainder of 2016.

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2016 the finance receivables related to the repossessed vehicles in inventory totaled $33.8 million. We have applied a valuation adjustment, or loss allowance, of $24.1 million, which is based on a recovery rate of approximately 29%, resulting in an estimated fair value and carrying amount of $9.6 million. The fair value and carrying amount of the repossessed inventory at December 31, 2015 was $12.8 million after applying a valuation adjustment of $27.0 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the nine months ended September 30, 2016 and 2015. We have no material level 3 assets that are measured at fair value on a non-recurring basis.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at September 30, 2016 and December 31, 2015, were as follows

	As of September 30, 2016
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,494	$11,494	$–	$–	$11,494
Restricted cash and equivalents	116,403	116,403	–	–	116,403
Finance receivables, net	2,160,308	–	–	2,105,195	2,105,195
Finance receivables measured at fair value	7	–	–	7	7
Accrued interest receivable	33,078	–	–	33,078	33,078
Liabilities:
Warehouse lines of credit	$81,683	$–	$–	$81,683	$81,683
Accrued interest payable	3,684	–	–	3,684	3,684
Residual interest financing	6,856	–	–	6,856	6,856
Securitization trust debt	2,073,409	–	–	2,125,859	2,125,859
Subordinated renewable notes	14,353	–	–	14,353	14,353

	As of December 31, 2015
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$19,322	$19,322	$–	$–	$19,322
Restricted cash and equivalents	106,054	106,054	–	–	106,054
Finance receivables, net	1,909,490	–	–	1,879,510	1,879,510
Finance receivables measured at fair value	61	–	–	61	61
Accrued interest receivable	31,547	–	–	31,547	31,547
Liabilities:
Warehouse lines of credit	$194,056	$–	$–	$194,056	$194,056
Accrued interest payable	3,260	–	–	3,260	3,260
Residual interest financing	9,042	–	–	9,042	9,042
Securitization trust debt	1,720,021	–	–	1,718,418	1,718,418
Subordinated renewable notes	15,138	–	–	15,138	15,138

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2016 and December 31, 2015, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2016, we have purchased a total of approximately $13.3 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
Nine months ended September 30, 2016	873,499	2,291,865

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

Since 1994 we have conducted 71 term securitizations (generally quarterly) of automobile contracts that we purchased from dealers under our regular programs. As of September 30, 2016, 17 of those securitizations are active and all but one are structured as secured financings. Our September 2010 transaction is our only active securitization that is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016. We also completed securitizations in April, July and October 2016.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
Nine months ended September 30, 2016	3	1,004,997

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of September 30, 2016 we have one such residual interest financing outstanding.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at September 30, 2015 included $102.1 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In October 2015, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities. Since we have changed the timing of our securitizations to generally occur at the beginning rather than the end of the calendar quarter, there was no related amount of restricted cash representing the pre-funding proceeds at September 30, 2016.

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was renewed in August 2016, extending the revolving period to August 2018, and adding an amortization period through August 2019. In April 2015, we entered into a new $100 million facility, with a revolving period extending to April 2017, followed by an amortization period to April 2019. In November 2015, we entered into a third $100 million facility, with a revolving period extending to November 2017, followed by an amortization period to November 2019.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2016 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2016 with the three months ended September 30, 2015

Revenues.  During the three months ended September 30, 2016, our revenues were $108.5 million, an increase of $14.5 million, or 15.5%, from the prior year revenue of $94.0 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended September 30, 2016 increased $14.8 million, or 16.3%, to $105.4 million from $90.6 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the three months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
	Amount	Amount
	(in millions)
Finance Receivables Owned by Consolidated Subsidiaries
Average balance for the three-month period	$2,281.5	$1,902.4

Ending balance for the period	$2,291.7	$1,939.8

Servicing fees totaling $26,000 for the three months ended September 30, 2016 decreased $47,000, or 64.4%, from $72,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. The aggregate balance of portfolios generating servicing fees decreased to $143,000 at September 30, 2016 from $598,000 at September 30, 2015.

In the three months ended September 30, 2016, other income of $3.1 million decreased by $220,000, or 6.6% compared to the prior year. The three-month period ended September 30, 2016 includes a decrease of $336,000 in revenue associated with direct mail and other related products and services that we offer to our dealers and a decrease of $60,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. The decreases were somewhat offset by an increase of $66,000 in sales tax refunds and a net increase of $110,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios.

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

Total operating expenses were $96.1 million for the three months ended September 30, 2016, compared to $78.3 million for the prior year, an increase of $17.7 million, or 22.6%. The increase is primarily due the increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $1.4 million or 9.4%, to $16.7 million during the three months ended September 30, 2016, representing 17.4% of total operating expenses, from $15.3 million for the prior year, or 17.1% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. Since 2013, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$242.1	$287.5
Contracts purchased (units)	14,706	17,019
Managed portfolio outstanding (dollars)	$2,291.9	$1,940.6
Managed portfolio outstanding (units)	167,636	143,036

Number of Originations staff	225	229
Number of Marketing staff	98	134
Number of Servicing staff	521	462
Number of other staff	110	78
Total number of employees	954	903

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $6.3 million, an increase of $1.3 million, or 26.1% compared to the previous year and represented 6.6% of total operating expenses.

Interest expense for the three months ended September 30, 2016 increased by $6.0 million to $20.9 million, or 40.7% and represented 21.7% of total operating expenses, compared to $14.8 million in the previous year, when it was 21.1% of total operating expenses.

Interest on securitization trust debt increased by $5.8 million, or 46.2%, for the three months ended September 30, 2016 compared to the prior year. The average balance of securitization trust debt increased 22.5% to $2,154.4 million at September 30, 2016 compared to $1,758.4 million at September 30, 2015. In addition, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the three month period ended September 30, 2016 was 3.4%, compared to 2.8% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.66%

Interest expense on subordinated renewable notes decreased by $73,000, or 18.3%. The decrease is due to a decrease in the average yield on our subordinated renewable notes to 8.9% for the three-month period ended September 30, 2016 compared to the prior year when the average yield on our subordinated renewable notes was 10.6%. In addition, the average balance decreased to $14.7 million for the three-month period ended September 30, 2016 compared to $15.1 million in the prior year period.

Interest expense on warehouse debt increased by $467,000, or 28.4%, for the three months ended September 30, 2016 compared to the prior year. When possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Annualized					Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,247,917	$105,376	18.8%	$1,876,688	$90,584	19.3%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$74,602	2,111	11.2%	$67,698	1,644	9.7%
Residual interest financing	7,055	227	12.9%	10,905	338	12.4%
Securitization trust debt	2,154,424	18,228	3.4%	1,758,434	12,466	2.8%
Subordinated renewable notes	14,739	327	8.9%	15,102	400	10.6%
	$2,250,820	20,893	3.7%	$1,852,139	14,848	3.2%
Net interest income/spread		$84,483			$75,736
Net interest yield (4)			15.0%			16.1%
Ratio of average interest earning assets to average interest bearing liabilities			100%			101%

(1)  Average balances are based on month end balances except for warehouse lines o , which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Interest expense includes deferred financing costs and non-utilization fees.

(4)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2016
	Compared to September 30, 2015
$	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$14,792	$17,918	$(3,126)

Interest Bearing Liabilities
Warehouse lines of credit	467	185	282
Residual interest financing	(111)	(119)	8
Securitization trust debt	5,762	2,807	2,955
Subordinated renewable notes	(73)	(10)	(63)
	6,045	2,863	3,182

Net interest income/spread	$8,747	$15,055	$(6,308)

The reduction in the annualized yield on our finance receivables for the three months ended September 30, 2016 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $46.3 million for the three months ended September 30, 2016, an increase of $8.9 million, or 23.7% compared to the prior year and represented 48.2% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses decreased by $145,000, or 3.1%, to $4.5 million during the three months ended September 30, 2016, compared to $4.6 million in the prior year period, and represented 4.6% of total operating expenses. For the three months ended September 30, 2016, we purchased 14,706 contracts representing $242.1 million in receivables compared to 17,019 contracts representing $287.5 million in receivables in the prior year. In addition, the number of employees in our marketing department decreased from 134 at September 30 2015 to 98 at September 30, 2016.

Occupancy expenses increased by $191,000 or 18.2%, to $1.2 million compared to $1.0 million in the previous year and represented 1.3% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016.

Depreciation and amortization expenses increased by $32,000 or 18.8%, to $202,000 compared to $170,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended September 30, 2016, we recorded income tax expense of $5.1 million, representing a 41.0% effective income tax rate. In the prior year period, we recorded $6.8 million in income tax expense, representing a 43.5% effective income tax rate.

Comparison of Operating Results for the nine months ended September 30, 2016 with the nine months ended September 30, 2015

Revenues.  During the nine months ended September 30, 2016, our revenues were $314.1 million, an increase of $45.8 million, or 17.1%, from the prior year revenue of $268.3 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2016 increased $45.9 million, or 17.8%, to $303.7 million from $257.8 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
	Amount	Amount
	($ in millions)
Finance Receivables Owned by Consolidated Subsidiaries
Average balance for the nine-month period	$2,157.3	$1,793.3

Ending balance for the period	$2,291.7	$1,939.8

Servicing fees totaling $73,000 for the nine months ended September 30, 2016 decreased $210,000, or 74.1%, from $283,000 in the prior year. We earn base servicing fees on three portfolios and incentive servicing fees on one of those three portfolios. All three of these portfolios are decreasing in size as we receive customer payments and, consequently, base servicing and incentive servicing fees are decreasing also. The aggregate balance of portfolios generating servicing fees decreased to $143,000 at September 30, 2016 from $598,000 at September 30, 2015.

In the nine months ended September 30, 2016, other income of $10.3 million increased by $63,000, or 0.6% compared to the prior year. The nine-month period ended September 30, 2016 includes increases of $367,000 in revenue associated with direct mail and other related products and services that we offer to our dealers and an increase of $173,000 in sales tax refunds. The increases were somewhat offset by a net decrease of $42,000 on payments to us for our interest in certain sold charge off portfolios and acquired third-party portfolios and a decrease of $435,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $277.1 million for the nine months ended September 30, 2016, compared to $222.7 million for the prior year, an increase of $54.3 million, or 24.4%. The increase is primarily due to costs associated with the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $4.6 million or 10.8%, to $47.5 million during the nine months ended September 30, 2016, representing 17.1% of total operating expenses, from $42.9 million for the prior year, or 19.3% of total operating expenses. Since 2010, we have generally added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases, although more recently our Marketing and Originations departments have not grown. Since 2013, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$873.5	$791.3
Contracts purchased (units)	53,244	48,046
Managed portfolio outstanding (dollars)	$2,291.9	$1,940.6
Managed portfolio outstanding (units)	167,636	145,036

Number of Originations staff	225	229
Number of Marketing staff	98	134
Number of Servicing staff	521	462
Number of other staff	110	78
Total number of employees	954	903

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $18.2 million, an increase of $3.3 million, or 21.9% compared to the previous year and represented 6.6% of total operating expenses.

Interest expense for the nine months ended September 30, 2016 increased by $16.7 million to $58.4 million, or 40.1% and represented 21.1% of total operating expenses, compared to $41.7 million in the previous year, when it was 18.7% of total operating expenses.

Interest on securitization trust debt increased by $14.9 million, or 42.4%, for the nine months ended September 30, 2016 compared to the prior year. The average balance of securitization trust debt increased 22.6% to $2,046.8 million at September 30, 2016 compared to $1,668.9 million at September 30, 2015. In addition, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the three month period ended September 30, 2016 was 3.4%, compared to 2.8% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.66%

Interest expense on subordinated renewable notes decreased by $156,000, or 12.9%. The decrease is due to a decrease in the average yield on our subordinated renewable notes to 9.3% for the nine-month period ended September 30, 2016 compared to the prior year when the average yield on our subordinated renewable notes was 10.7%. The decrease in the yield offset an increase in the average balance to $15.2 million for the nine-month period ended September 30, 2016 compared to $15.1 million in the prior year period.

Interest expense on warehouse debt increased by $2.4 million, or 54.9% for the nine months ended September 30, 2016 compared to the prior year. We increased our contract purchases to $873.5 million for the nine months ended September 30, 2016 compared to $791.3 million in the prior period. However, when possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016			2015
	(Dollars in thousands)
		Annualized				Annualized
	Average	Average		Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,162,357	$303,748	18.7%	$1,771,237	$257,843	19.4%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$85,364	6,777	10.6%	$58,974	4,376	9.9%
Residual interest financing	7,811	744	12.7%	11,512	1,111	12.9%
Securitization trust debt	2,046,847	49,867	3.2%	1,668,934	35,012	2.8%
Subordinated renewable notes	15,155	1,054	9.3%	15,101	1,210	10.7%
	$2,155,177	58,442	3.6%	$1,754,521	41,709	3.1%
Net interest income/spread		$245,306			$216,134
Net interest yield (4)			15.1%			16.3%
Ratio of average interest earning assets to average interest bearing liabilities			100%			101%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Interest expense includes deferred financing costs and non-utilization fees.

(4)  Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2016
	Compared to September 30, 2015
$	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$45,905	$60,405	$(14,500)

Interest Bearing Liabilities
Warehouse lines of credit	$2,401	1,816	585
Residual interest financing	(367)	(351)	(16)
Securitization trust debt	14,855	5,677	9,178
Subordinated renewable notes	(156)	60	(216)
	16,733	7,202	9,531

Net interest income/spread	$29,172	$53,203	$(24,031)

The reduction in the annualized yield on our finance receivables for the nine months ended September 30, 2016 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $134.9 million for the nine months ended September 30, 2016, an increase of $28.3 million, or 26.6% compared to the prior year and represented 47.7% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $617,000, or 4.7%, to $13.9 million during the nine months ended September 30, 2016, compared to $13.2 million in the prior year period, and represented 5.0% of total operating expenses. For the nine months ended September 30, 2016, we purchased 53,244 contracts representing $873.5 million in receivables compared to 48,046 contracts representing $791.3 million in receivables in the prior year.

Occupancy expenses increased by $658,000 or 22.3%, to $3.6 million compared to $3.0 million in the previous year and represented 1.3% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016.

Depreciation and amortization expenses increased by $97,000 or 20.5%, to $568,000 compared to $471,000 in the previous year and represented 0.2% of total operating expenses.

For the nine months ended September 30, 2016, we recorded income tax expense of $15.2 million, representing a 41.0% effective income tax rate. In the prior year period, we recorded $19.9 million in income tax expense, representing a 43.6% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	September 30, 2016		September 30, 2015		December 31, 2015
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	167,629	$2,291,854	142,913	$1,940,311	149,138	$2,031,099
Period of delinquency (2)
31-60 days	8,843	$119,283	5,504	$69,608	5,375	$70,041
61-90 days	3,882	50,248	3,129	38,940	3,140	41,142
91+ days	2,780	36,277	2,456	33,124	3,364	43,484
Total delinquencies (2)	15,505	205,808	11,089	141,672	11,879	154,667
Amount in repossession (3)	2,632	33,837	2,335	29,247	3,138	38,939
Total delinquencies and amount in repossession (2)	18,137	$239,645	13,424	$170,919	15,017	$193,606

Delinquencies as a percentage of gross servicing portfolio	9.2%	9.0%	7.8%	7.3%	8.0%	7.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	10.8%	10.5%	9.4%	8.8%	10.1%	9.5%

Extension Experience
Contracts with one extension, accruing (4)	31,213	$431,533	24,679	$333,576	26,682	$361,338
Contracts with two or more extensions, accruing (4)	25,246	334,563	14,617	191,760	16,638	219,175
	56,459	766,096	39,296	525,336	43,320	580,513

Contracts with one extension, non-accrual (4)	1,314	16,948	1,259	16,584	1,784	22,725
Contracts with two or more extensions, non-accrual (4)	1,650	21,365	886	11,282	1,444	18,527
	2,964	38,313	2,145	27,866	3,228	41,252

Total contracts with extensions	59,423	$804,409	41,441	$553,202	46,548	$621,765

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio

	September 30,	September 30,	December 31,
	2016	2015	2015
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,198,906	$1,797,004	$1,847,764
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.1%	6.5%	6.4%

 ________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2016 and September 30, 2015 percentage represents nine months ended September 30, 2016 and September 30, 2015 annualized. December 31, 2015 represents 12 months ended December 31, 2015.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2016, for accounts that received extensions from 2008 through 2014 (2016 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2016	% Active or Paid Off at September 30, 2016	Charged Off > 6 Months After Extension	% Charged Off >6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,713	30.1%	20,054	56.4%	4,819	13.5%	19

2009	32,226	10,281	31.9%	16,162	50.2%	5,783	17.9%	17

2010	26,167	12,179	46.5%	11,989	45.8%	1,999	7.6%	19

2011	18,786	11,013	58.6%	6,841	36.4%	932	5.0%	19

2012	18,783	11,577	61.6%	6,410	34.1%	796	4.2%	17

2013	23,398	13,291	56.8%	9,131	39.0%	976	4.2%	17

2014	25,773	16,017	62.1%	8,930	34.6%	826	3.2%	15

2015	53,319	43,351	81.3%	8,886	16.7%	1,082	2.0%	10

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 61.6% were either paid in full or active and performing at September 30, 2016. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For example, of the accounts granted extensions in 2012 that subsequently charged off, such charge offs occurred, on average, 17 months after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2016	2015	2015

Average number of extensions granted per month	5,861	4,276	4,443

Average number of outstanding accounts	160,952	134,057	137,306

Average monthly extensions as % of average outstandings	3.6%	3.2%	3.2%

Table excludes portfolios originated and owned by third parties.

	September 30, 2016		September 30, 2015		December 31, 2015
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	32,527	$448,481	25,946	$350,169	28,466	$384,064
Contracts with two extensions	15,123	202,846	10,359	136,634	11,763	156,840
Contracts with three extensions	7,424	98,438	3,901	50,652	4,567	59,255
Contracts with four extensions	3,110	39,773	1,066	13,350	1,401	17,734
Contracts with five extensions	987	11,879	192	2,064	301	3,351
Contracts with six extensions	252	2,992	44	443	50	521
	59,423	$804,409	41,508	$553,312	46,548	$621,765

Managed portfolio (excluding originated and owned by 3rd parties)	167,629	$2,291,854	143,057	$1,940,546	149,138	$2,031,099

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

Net cash provided by operating activities for the nine-month period ended September 30, 2016 was $159.1 million, an increase of $21.1 million, compared to net cash provided by operating activities for the nine-month period ended September 30, 2015 of $138.0 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. For the nine months ended September 30, 2016, our net income excluding provisions for credit losses was $156.7 million, or $24.5 million more than our net income excluding provisions for credit losses for the nine months ended September 30, 2015.

Net cash used in investing activities for the nine-month period ended September 30, 2016 was $390.9 million compared to net cash used in investing activities of $418.5 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and increases in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $873.5 million and $791.3 million during the first nine months of 2016 and 2015, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $224.0 million compared to net cash provided by financing activities of $283.6 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2016, we issued $980.7 million in new securitization trust debt compared to $795.0 million in the same period of 2015. In addition, we repaid $625.5 million in securitization trust debt in the nine months ended September 30, 2016 compared to repayments of securitization trust debt of $490.0 million in the prior year period. In the nine months ended September 30, 2016, we had net repayments on warehouse lines of credit of $112.7 million, compared to net repayments of $9.9 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2016, we had unrestricted cash of $11.5 million and $216.3 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of September 30, 2016 we had approximately $25.4 million of such eligible collateral. During the nine-month period ended September 30, 2016, we completed three securitizations aggregating $980.7 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities and our residual interest contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2016, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2016, we had approximately $2,176.3 million of debt outstanding. Such debt consisted primarily of $2,073.4 million of securitization trust debt and $81.7 million of warehouse lines of credit. Our securitization trust debt and our warehouse lines of credit have increased by $169.8 million, and $34.7 million, respectively since September 30, 2015 (each net of deferred financing costs). As of September 30, 2016 our debt also included $6.9 million of residual interest financing and $14.4 million in subordinated renewable notes. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years.

Our recent operating results include pre-tax earnings of $37.0 million for the nine months ended September 30, 2016 and $61.4 million, $52.2 million, $37.2 million and $9.2 for the years ended December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2016, we had approximately $2,176.3 million of debt outstanding. Such debt consisted primarily of $2,073.4 million of securitization trust debt and $81.7 million of warehouse lines of credit. Our securitization trust debt and our warehouse lines of credit have increased by $169.8 million, and $34.7 million, respectively since September 30, 2015 (each net of deferred financing costs). As of September 30, 2016 our debt also included $6.9 million of residual interest financing and $14.4 million in subordinated renewable notes. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we repurchased 421,026 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

July 2016	230,659	$3.94	230,659	$7,829,712
August 2016	40,153	$4.06	40,153	$7,666,641
September 2016	150,214	$4.12	150,214	$7,047,595
Total	421,026	$4.01	421,026

 ___________________

(1)	Each monthly period is the calendar month.

(2)	Through September 30, 2016, our board of directors had authorized the purchase of up to $54.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the program announced in March 2003, which has no fixed expiration date. Our board of directors in May 2016 increased the aggregate authorization by $10 million from $44.5 million to $54.5 million.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: October 31, 2016
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
Date: October 31, 2016
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

