Form 10-K
period 2016-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2017-03-07
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [X] No[_]

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

Large accelerated filer [_]      Accelerated filer [X]      Non-accelerated filer [_]      Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]     No [X]

The aggregate market value of the 18,906,130 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $3.77 per share reported by Nasdaq as of June 30, 2016, was approximately $71,276,110. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 1, 2017 was 23,607,928.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2017 annual shareholders meeting is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Overview

We are a specialty finance company. Our primary business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also acquired installment purchase contracts in four merger and acquisition transactions. We also offer financing directly to sub-prime consumers to facilitate their purchase of a new or used automobile, light truck or passenger van. In this report, we refer to all of such contracts and loans as "automobile contracts" and all such purchases or acquisitions as “originations” or “acquisitions”.

We were incorporated and began our operations in March 1991. We consist of Consumer Portfolio Services, Inc. and subsidiaries (collectively, “we,” “us,” “CPS” or “the Company”). From inception through December 31, 2016, we have purchased a total of approximately $13.5 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2016 are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070

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

The majority of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee marketing representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our marketing representatives represent us exclusively. They may be located in our Irvine branch, in our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our marketing representatives present dealers with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2016, we had 77 marketing representatives and in that month we received applications from 7,320 dealers in 46 states. As of December 31, 2016, approximately 67% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

We also solicit credit applications directly from prospective automobile consumers through the internet under a program we refer to as our direct lending platform. For qualified applicants we offer terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. Applicants approved in this fashion are free to shop for and purchase a vehicle from a dealer of their choosing, after which we enter into a note and security agreement directly with the consumer. Regardless of whether an automobile contract is originated from one of our dealers or through our direct lending platform, the discussion that follows regarding our acquisitions guidelines, procedures and demographic statistics applies to all of our originated contracts. During the year ended December 31, 2016 automobile contracts originated under the direct lending platform represented 0.9% of our total acquisitions and represented 0.4% of our outstanding managed portfolio.

For the year ended December 31, 2016, approximately 76% of the automobile contracts originated under our programs consisted of financing for used cars and 24% consisted of financing for new cars, as compared to 78% financing for used cars and 22% for new cars in the year ended December 31, 2015.

We originate automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 72 term securitizations of approximately $11.4 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2016 we have three such short-term warehouse facilities, each with a maximum borrowing amount of $100 million.

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

Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer's customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. For the year ended December 31, 2016, we received approximately 76% of all applications through DealerTrack (the industry leading dealership application aggregator), 3% via our website and 21% via another aggregator, Route One. Our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2016, no dealer accounted for more than 0.47% of the total number of automobile contracts we purchased.

Under our direct lending platform, the applicant submits a credit application directly to us via our website, or in some cases, through a third-party who accepts such applications and refers them to us for a fee. In either case, we order two credit reports and process the application with the same automated application decisioning process as described above for applications from dealers. We then advise the applicant as to whether or not we would grant them credit and on what terms.

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2016 and 2015.

	Contracts Purchased During the Year Ended
	December 31, 2016		December 31, 2015
	Number	Percent (1)	Number	Percent (1)
Texas	4,889	7.3%	5,077	7.9%
California	4,807	7.2%	5,775	8.9%
Ohio	4,492	6.8%	4,227	6.5%
Florida	3,750	5.6%	3,397	5.3%
Georgia	3,587	5.4%	3,361	5.2%
North Carolina	3,539	5.3%	3,167	4.9%
Other States	41,463	62.3%	39,553	61.3%
Total	66,527	100.0%	64,557	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Amount	Percent (1)	Amount	Percent (1)
State Based on Obligor's Residence	($ in millions)
California	$203.6	8.8%	$201.7	9.9%
Texas	188.3	8.2%	182.0	9.0%
Ohio	138.8	6.0%	113.0	5.6%
Georgia	127.9	5.5%	108.8	5.4%
Florida	119.5	5.2%	98.9	4.9%
All others	1,530.0	66.3%	1,326.7	65.3%
Total	$2,308.1	100.0%	$2,031.1	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

	2016	2015	2014	2013	2012

Average net acquisition fee amount (1)	$15	$56	$162	$418	$836
Average net acquisition fee as % of amount financed (1)	0.1%	0.3%	1.0%	2.7%	5.5%
Weighted average annual percentage interest rate	19.2%	19.3%	19.6%	20.1%	20.3%

(1) Not applicable to direct lending platform

We believe that levels of acquisition fees are determined partially by competition in the marketplace, which has increased over the periods presented, and also by our pricing strategy. Our pricing strategy is driven by our objectives for new contract purchase quantities and yield.

We offer eight different financing programs, and price each program according to the relative credit risk. Our programs cover a wide band of the credit spectrum and are labeled as follows:

Bravo - this program accommodates an applicant with significant past non-performing credit including recent derogatory credit. Advance rates are lowest of all of our programs to offset the greater risk. To offset the low up-front advance to the dealer, we agree to pay the dealer a portion of future payments we receive from the obligor, depending on loan performance. The Bravo program was introduced in November of 2015 and for the 12 months ended December 31, 2016 represented only 0.5% of our total acquisitions.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 73% of our new contract acquisitions in 2016, 77% in 2015 and 74% in 2014, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2016 and 2015.

	Contracts Purchased During the Year Ended (1)
	December 31, 2016		December 31, 2015
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$37,758	3.5%	$44,881	4.2%
Super Alpha	99,951	9.2%	119,705	11.3%
Alpha Plus	153,826	14.1%	169,470	16.0%
Alpha	506,951	46.6%	483,050	45.5%
Standard	148,931	13.7%	111,956	10.6%
Mercury / Delta	103,670	9.5%	91,101	8.6%
First Time Buyer	31,992	2.9%	40,335	3.8%
Bravo	5,706	0.5%	40	0.0%
	$1,088,785	100.0%	$1,060,538	100.0%

(1) Percentages may not total to 100.0% due to rounding.

We attempt to control misrepresentation regarding the customer's credit worthiness by carefully screening the automobile contracts we originate, by establishing and maintaining professional business relationships with dealers, and by including certain representations and warranties by the dealer in the dealer agreement. Pursuant to the dealer agreement, we may require the dealer to repurchase any automobile contract in the event that the dealer breaches its representations or warranties. There can be no assurance, however, that any dealer will have the willingness or the financial resources to satisfy its repurchase obligations to us.

Underwriting

For automobile contracts that we purchase from dealers, we require that the contract be originated by a dealer that has entered into a dealer agreement with us. Under our direct lending platform, we require the customer to sign a note and security agreement. In each case, the contract is secured by a first priority lien on a new or used automobile, light truck or passenger van and must meet our underwriting criteria. In addition, each automobile contract requires the customer to maintain physical damage insurance covering the financed vehicle and naming us as a loss payee. We may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the customer fails to maintain insurance as required by the automobile contract and is unable to pay for repairs to or replacement of the vehicle.

We believe that our underwriting criteria enable us to evaluate effectively the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The underwriting criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, our underwriting guidelines generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a product to supplement the customer’s casualty policy in the event of a total loss of the related vehicle. We generally do not finance vehicles that are more than 11 model years old or have in excess of 150,000 miles. The maximum term of a purchased contract is 72 months, although we consider the loan to value and mileage as significant factors in determining the maximum term of a contract. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our underwriters verify the customer's employment, income, residency, insurance coverage, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open ended questions about his application and the contract, which may uncover potential misrepresentations.

Credit Scoring.  We use proprietary scoring models to assign each automobile contract two internal "credit scores" at the time the application is received and the customer's credit information is retrieved from the credit reporting agencies. These proprietary scores are used to help determine whether or not we want to approve the application and, if so, the program and pricing we will offer either to the dealer, or in the case of our direct lending platform, directly to the customer. Our internal credit scores are based on a variety of parameters including the customer's credit history, length of employment, residence stability and total income. Once a vehicle is selected by the customer and a proposed deal structure is provided to us, our scores will then consider various deal structure parameters such as down payment amount, loan to value and the make and mileage of the vehicle. We have developed our credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts.  All of the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2016 and 2015:

	Contracts Purchased During the Year Ended
	December 31, 2016	December 31, 2015

Average Original Amount Financed	$16,366	$16,447
Average Original Term	67 months	65 months
Average Down Payment Percent	11.3%	11.3%
Average Vehicle Purchase Price	$16,273	$16,377
Average Age of Vehicle	4 years	5 years
Average Age of Customer	42 years	43 years
Average Time in Current Job	6 years	6 years
Average Household Annual Income	$51,000	$54,000

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

Servicing and Collection

We currently service all automobile contracts that we own as well as those automobile contracts that are included in portfolios that we have sold in securitizations or service for third parties. We organize our servicing activities based on the tasks performed by our personnel. Our servicing activities consist of mailing monthly billing statements; collecting, accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the customer to obtain timely payments; repossessing and liquidating the collateral when necessary; collecting deficiency balances; and generally monitoring each automobile contract and the related collateral. We are typically entitled to receive a base monthly servicing fee equal to 2.5% per annum computed as a percentage of the declining outstanding principal balance of the non-charged-off automobile contracts in the securitization pools. The servicing fee is included in interest income for contracts that are pledged to a warehouse credit facility or a securitization transaction.

Collection Procedures.  We believe that our ability to monitor performance and collect payments owed from sub-prime customers is primarily a function of our collection approach and support systems. We believe that if payment problems are identified early and our collection staff works closely with customers to address these problems, it is possible to correct many problems before they deteriorate further. To this end, we utilize pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of our collection activities, we maintain a computerized collection system specifically designed to service automobile contracts with sub-prime customers.

We attempt to make telephonic contact with delinquent customers from one to 15 days after their monthly payment due date, depending on our proprietary behavioral scorecards which assess the customer’s likelihood of payment during early stages of delinquency. If a customer has authorized us to do so, we may also send automated text message reminders at various stages of delinquency and our collectors may also choose to contact a customer via text message instead of, or in addition to, via telephone. Our contact priorities may be based on the customers' physical location, stage of delinquency, size of balance or other parameters. Our collectors inquire of the customer the reason for the delinquency and when we can expect to receive the payment. The collector will attempt to get the customer to make an electronic payment over the phone or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to a collector’s queue for subsequent contacts.

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

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 18 months, 16 months and 14 months as of December 31, 2016, December 31, 2015, and December 31, 2014, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. In addition, in June 2014 we became subject to a consent decree that required that we implement procedural changes in our servicing practices, which changes may have contributed to somewhat higher delinquencies, extensions and net losses compared to prior periods. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Owned Portfolio

	December 31, 2016		December 31, 2015		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	169,720	$2,308,058	149,138	$2,031,099	123,944	$1,643,471
Period of delinquency (2)
31-60 days	8,673	116,073	5,375	70,041	3,684	43,085
61-90 days	3,998	52,403	3,140	41,142	1,866	23,407
91+ days	3,407	44,384	3,364	43,484	1,935	23,301
Total delinquencies (2)	16,078	212,860	11,879	154,667	7,485	89,793
Amount in repossession (3)	3,162	40,125	3,138	38,939	2,665	28,250
Total delinquencies and amount in repossession (2)	19,240	$252,985	15,017	$193,606	10,150	$118,043

Delinquencies as a percentage of gross servicing portfolio	9.5%	9.2%	8.0%	7.6%	6.0%	5.5%

Total delinquencies and amount in repossession as a percentage of gross services portfolio	11.3%	11.0%	10.1%	9.5%	8.2%	7.2%

Extension Experience
Contracts with one extension, accruing (4)	34,354	$479,237	26,682	$361,338	18,377	$238,643
Contracts with two or more extensions, accruing (4)	30,450	407,631	16,638	219,175	7,840	94,035
	64,804	886,868	43,320	580,513	26,217	332,678

Contracts with one extension, non-accrual (4)	1,676	22,335	1,784	22,725	1,285	14,723
Contracts with two or more extensions, non-accrual (4)	1,999	25,617	1,444	18,527	612	6,499
	3,675	47,952	3,228	41,252	1,897	21,222

Total accounts with extensions	68,479	$934,820	46,548	$621,765	28,114	$353,900

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	Accounts past due more than 90 days are on non-accrual.

Net Credit Loss Experience (1)

Total Owned Portfolio

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,226,056	$1,847,764	$1,421,587
Net charge-offs as a percentage of average servicing portfolio (2)	7.0%	6.4%	5.8%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2016, for accounts that received extensions from 2008 through 2015:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2016	% Active or Paid Off at December 31, 2016	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2008	35,588	10,711	30.1%	20,058	56.4%	4,819	13.5%	19
2009	32,226	10,279	31.9%	16,164	50.2%	5,783	17.9%	17
2010	26,167	12,177	46.5%	11,991	45.8%	1,999	7.6%	19
2011	18,786	11,009	58.6%	6,845	36.4%	932	5.0%	19
2012	18,783	11,514	61.3%	6,473	34.5%	796	4.2%	17
2013	23,398	12,948	55.3%	9,474	40.5%	976	4.2%	18
2014	25,773	15,248	59.2%	9,699	37.6%	826	3.2%	15
2015	53,319	40,779	76.5%	11,458	21.5%	1,082	2.0%	11

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off at December 31, 2016 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, in spite of the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Average number of extensions granted per month	6,741	4,443	2,148

Average number of outstanding accounts	163,050	137,306	110,356

Average monthly extensions as % of average outstandings	4.1%	3.2%	1.9%

	December 31, 2016		December 31, 2015		December 31, 2014
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	36,030	$501,572	28,466	$384,064	19,662	$253,366
Contracts with two extensions	17,800	242,216	11,763	156,840	6,378	79,774
Contracts with three extensions	8,794	116,929	4,567	59,255	1,603	17,452
Contracts with four extensions	4,032	52,368	1,401	17,734	365	2,710
Contracts with five extensions	1,426	17,190	301	3,351	74	442
Contracts with six extensions	397	4,545	50	521	32	157
	68,479	$934,820	46,548	$621,765	28,114	$353,901

Gross servicing portfolio	169,720	$2,308,058	149,138	$2,031,099	123,944	$1,643,471

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

Since 1994 we have conducted 72 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2016, 18 of those securitizations are active and all but one are structured as secured financings. The exception is our September 2010 transaction, which is structured as a sale of the related contracts. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. In recent years, we have found that the securitizations we conducted in December of those years, had a tendency toward less investor demand in the related bonds than the securitizations we conducted in other times of the year. As a result, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since then have conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Securitizations

Period	Number of Term Securitizations	Amount of Receivables
		$ in thousands
2007	4	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of December 31, 2015 we had one such residual interest financing outstanding which was repaid in full in November 2016.

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was renewed in August 2016, extending the revolving period to August 2018, and adding an amortization period through August 2019. In April 2015, we entered into a $100 million facility with a revolving period extending to April 2017 followed by an amortization period to April 2019. In November 2015, we entered into a third $100 million facility, which has a revolving period extending to November 2017, followed by an amortization period to November 2019.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2016 we were in compliance with all such covenants.

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

Employees

As of December 31, 2016, we had 960 employees. The breakdown of the employees is as follows: 11 were senior management personnel; 542 were servicing personnel; 215 were automobile contract origination personnel; 114 were marketing personnel and program development (77 of whom were marketing representatives); 78 were various administration personnel including human resources, legal, accounting and systems. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

We expect to earn quarterly profits during 2017; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.” One reason for our expectation is that we have had positive net income throughout the five years ended December 31, 2016.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

Our business strategy requires that warehouse credit facilities be available in order to purchase significant volumes of receivables.

Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they are "warehoused" until they are financed on a long-term basis through the issuance and sale of asset-backed notes. Upon sale of the notes, funds advanced under one or more warehouse credit facilities are repaid from the proceeds. Our current short-term funding capacity is $300 million, comprising three credit facilities, each with a maximum credit limit of $100 million. Each of the three warehouse credit facilities includes a revolving period during which we may receive advances secured by contributed automobile contracts, followed by an amortization period during which no further advances may be made, but prior to which outstanding advances are due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity”.

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

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations from 1994 through 2008, we utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guaranteed timely interest and ultimate principal payments on the senior classes of the securities issued in those securitizations. These guarantees enabled those securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, this form of credit enhancement may not be economical for us in the future. The 23 securitization transactions we executed from 2010 through 2016 did not utilize financial guaranty insurance policies. Prior to the second quarter of 2014, none of the securities issued in those transactions received the highest possible credit rating from any rating agency. As we pursue future securitizations, we may not be able to obtain:

•	credit enhancement in any form on terms acceptable to us, or at all; or
•	similar highest available credit ratings for senior classes of securities to be issued in future securitizations.

The credit spread between the interest rates payable on our securitization trust debt and the rates payable on risk-free investments has varied. As of the date of this report, it is the consensus of market observers that interest rates on risk-free debt will rise within the next year. If interest rates on risk-free debt do increase, or if our spread above risk-free rates should increase, or both, we would expect increased interest expense, which would adversely affect our results of operations.

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2016 and 2015, no single dealer accounted for more than 0.47% and 0.75%, respectively, of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

If We Lose Key Personnel, Our Results of Operations May Be Impaired.

Our senior management team averages over 20 years of service with us.  Charles E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. Conversely, adverse general economic conditions may have had a countervailing effect. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flow.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission (“FTC”) has the authority to investigate consumer complaints against us, to conduct inquiries at its own instance, and to recommend enforcement actions and seek monetary penalties. The FTC has conducted an inquiry into our practices, and proposed remedial action against us in 2014, to which we consented. See “Legal Proceedings – FTC Action.” The CFPB has adopted regulations that place us and other companies similar to us under its supervision. Our industry is also under investigation by the United States Department of Justice, which is conducting an inquiry that appears to be focused on securitization practices. In that inquiry, we received a subpoena in January 2015, which required that we produce specified documents. We are cooperating with that inquiry. Such inquiry could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the inquiry or any resulting proceeding(s), which might materially and adversely affect us.

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

Changes in Law and Regulations May Have an Adverse Effect on Our Business.

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

The Dodd-Frank Act includes risk retention requirements. A rule implementing these requirements became effective in December 2015. That rule generally requires sponsors of asset-backed securities (ABS), such as us, to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Our future securitization structures may be adversely affected by the risk retention requirement.

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

We Have Substantial Indebtedness.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2016, we had approximately $2,199.2 million of debt outstanding. Such debt consisted primarily of $2,080.9 million of securitization trust debt, $103.4 million of warehouse lines of credit and $14.9 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2016, our directors and executive officers collectively owned 4,891,832 shares of our common stock, or approximately 21%.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located in Las Vegas, Nevada. Our operating headquarters are located in Irvine, California, where we currently lease approximately 129,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $3.8 million, increasing to approximately $4.5 million through 2022.

In March 1997, we established a branch collection facility in Chesapeake, Virginia. We lease approximately 16,500 square feet of general office space in Chesapeake, Virginia, at a base rent that is approximately $315,000 per year, increasing to approximately $325,000 through 2018.

The remaining three regional servicing centers occupy a total of approximately 68,000 square feet of leased space in Las Vegas, Nevada; Maitland, Florida; and Lombard, Illinois. The termination dates of such leases range from 2018 to 2019. The annual base rent for these facilities total approximately $1.4 million increasing to approximately $1.6 million through 2019.

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

As of December 31, 2016, we were subject to one such class action, which had been settled by agreement with the plaintiffs. Subsequent to year-end, we made the payments and performed our other obligations under the settlement, and the matter is not a contingency as of the date of this report.

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case.

FTC Action. In May 2014, we consented to the FTC’s filing of a lawsuit against us, and to the simultaneous settlement of that lawsuit pursuant to a consent decree. The agreed judgment, entered June 11, 2014, required that we make restitutionary payments to certain of its our customers, that we pay a $2 million penalty to the U.S. government, and that we implement procedural changes relating to compliance with fair debt collection practices and credit reporting. We have retained an independent third party to monitor our compliance with the judgment, and we must file certain periodic reports with the FTC. The payments to past and present customers have been completed and paid, partially in cash and partially in the form of credits against amounts owed. The total of such customer payments, cash and credit, was approximately $3.5 million, all of which have been paid.

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014 and 2015. Among other matters, the subpoena requested information relating to the underwriting criteria used to originate these automobile contracts and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We have produced documents in response to the subpoena, and we are unaware of any subsequent material developments in the government’s investigation. The investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of December 31, 2016, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2016, and in excess of the liability we have recorded, does not exceed $1 million.

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

Executive Officers of the Registrant

Charles E. Bradley, Jr., 57, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Jeffrey P. Fritz, 57, has been Executive Vice President and Chief Financial Officer since March 2014. Prior to that, he was Senior Vice President and Chief Financial Officer since April 2006.  He was Senior Vice President of Accounting from August 2004 through March 2006 and served as a consultant to us from May 2004 to August 2004. He also served as our Chief Financial Officer from our inception through May 1999. He is a licensed Certified Public Accountant and has previously practiced public accounting.

Michael T. Lavin, 44, has been Executive Vice President - Chief Legal Officer since March 2014.  Prior to that, he was our Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001. Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego based large law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County based firm of Trachtman & Trachtman from 2000 through 2001.  Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Curtis K. Powell, 60, has been Senior Vice President – Project Development since May 2010. Previously he was our Senior Vice President – Marketing from March 2007 to May 2010. Prior to that, he was our Senior Vice President of Originations from June 2001 to March 2007. Prior to that, he was our Senior Vice President – Marketing, from April 1995 to June 2001. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Mark A. Creatura, 57, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Christopher Terry, 49, has been Senior Vice President – Asset Recovery since August 2013. Prior to that was our Senior Vice President of Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 54, has been Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Laurie A. Straten, 50, has been Senior Vice President of Servicing since August 2013. Prior to that, she was our Senior Vice President of Asset Recovery since April 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

Richard B. Haskell, 50, has been Senior Vice President of Systems and Risk Management since April 2013. Prior to that, he held the positions of Vice President of Systems and Risk Management since January 2007, and Vice President of Risk Management since January 2005. He joined the Company in March 1994 as a data entry clerk in the Originations Department and held a series of successively more responsible positions. Previously, Mr. Haskell held a position as loan officer at Trust One Mortgage.

John P. Harton, 52, has been Senior Vice President - Marketing since March 2014.  Prior to that, he held the position of Vice President – Marketing since April 2010. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

Danny Bharwani, 49, has been Senior Vice President – Finance since April 2016. Previously, he was our Vice President – Finance from June 2002. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High		Low
January 1 - March 31, 2015	.	7.60	5.29
April 1 - June 30, 2015	.	7.38	5.75
July 1 - September 30, 2015	.	6.55	4.87
October 1 - December 31, 2015	.	5.81	4.49
January 1 - March 31, 2016	.	5.11	3.64
April 1 - June 30, 2016	.	4.50	3.31
July 1 - September 30, 2016	.	4.65	3.58
October 1 - December 31, 2016	.	6.05	3.94

As of January 1, 2017, there were 35 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	12,594,505	$4.56	3,661,181
Equity compensation plans not approved by security holders	–	–	–
Total	12,594,505	$4.56	3,661,181

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2016	208,992	$4.52	208,992	$6,103,642
November 2016	150,102	4.60	150,102	5,413,370
December 2016	116,600	5.38	116,600	4,785,684
Total	475,694	$4.75	475,694

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2016, our board of directors had authorized the purchase of up to $54.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2016, we have purchased $5.0 million in principal amount of debt securities and $44.7 million of our common stock representing 13,318,295 shares.

Item 6.	Selected Financial Data

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

	As of and
	For the Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012

Statement of Income Data
Revenues:
Interest income	$408,996	$349,912	$286,734	$231,330	$175,314
Other income	13,286	13,738	13,522	13,498	11,894
Gain on cancellation of debt	–	–	–	10,947	–
Total revenues	422,282	363,650	300,256	255,775	187,208
Expenses:
Employee costs	65,549	59,556	50,129	42,960	35,573
General and administrative	48,620	42,349	39,262	32,753	29,531
Interest expense	79,941	57,745	50,395	58,179	79,422
Provision for credit losses	178,511	142,618	108,228	76,869	33,495
Provision for contingent liabilities	–	–	–	7,841	–
Total expenses	372,621	302,268	248,014	218,602	178,021
Income (loss) before income tax expense (benefit)	49,661	61,382	52,242	37,173	9,187
Income tax expense (benefit)	20,361	26,701	22,726	16,168	(60,221)
Net income (loss)	$29,300	$34,681	$29,516	$21,005	$69,408

Earnings (loss) per share-basic	$1.20	$1.34	$1.18	$0.98	$3.56
Earnings (loss) per share-diluted	$1.01	$1.10	$0.92	$0.67	$2.72
Pre-tax income (loss) per share-basic (1)	$2.04	$2.37	$2.09	$1.73	$0.47
Pre-tax income (loss) per share-diluted (2)	$1.71	$1.94	$1.63	$1.18	$0.36
Weighted average shares outstanding-basic	24,356	25,935	25,040	21,538	19,473
Weighted average shares outstanding-diluted	29,035	31,584	32,032	31,574	25,478

Balance Sheet Data
Total assets	$2,410,402	$2,128,925	$1,833,058	$1,396,366	$1,037,620
Cash and cash equivalents	13,936	19,322	17,859	22,112	12,966
Restricted cash and equivalents	112,754	106,054	175,382	132,284	104,445
Finance receivables, net	2,172,365	1,909,490	1,534,496	1,115,437	744,749
Finance receivables measured at fair value	4	61	1,664	14,476	59,668
Warehouse lines of credit	103,358	194,056	56,839	9,452	21,731
Residual interest financing	–	9,042	12,327	19,096	13,773
Debt secured by receivables measured at fair value	–	–	1,250	13,117	57,107
Securitization trust debt	2,080,900	1,720,021	1,598,496	1,177,559	792,497
Long-term debt	14,949	15,138	15,233	57,701	73,416
Shareholders' equity	186,218	161,159	127,253	94,602	61,311

(1)	Income (loss) before income tax benefit divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax benefits.
(2)	Income (loss) before income tax benefit divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax benefits.

	As of and
	For the Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012

Contract Originations / Securitizations
Automobile contract originations	$1,088,785	$1,060,538	$944,944	$764,087	$551,742
Automobile contracts securitized	1,214,997	795,000	924,000	778,000	603,500

Managed Portfolio Data
Contracts held by consolidated subsidiaries	$2,307,956	$2,030,652	$1,640,536	$1,207,694	$807,888
Fireside portfolio	3	61	1,664	14,786	60,804
Contracts held by non-consolidated subsidiaries	9	40	390	4,074	17,298
Third party portfolios (1)	102	383	1,330	4,868	11,585
Total managed portfolio	$2,308,070	$2,031,136	$1,643,920	$1,231,422	$897,575
Average managed portfolio	2,226,073	1,847,945	1,422,870	1,081,936	822,571

Weighted average fixed effective interest rate
(total managed portfolio) (2)	19.4%	19.5%	19.8%	20.0%	19.6%
Core operating expenses
(% of average managed portfolio) (3)	5.1%	5.5%	6.3%	7.0%	7.9%
Allowance for finance credit losses	$95,578	$75,603	$61,460	$39,626	$19,594
Allowance for finance credit losses (of of total
contracts held by subsidiaries)	4.1%	3.7%	3.7%	3.3%	2.4%
Aggregate allowance for finance credit losses and
repossessions in inventory	$124,503	$102,557	$79,289	$54,405	$25,978
Aggregate allowance for finance credit losses (% of
repossessions in inventory and contracts held by
consolidated subsidiaries)	5.4%	5.1%	4.8%	4.5%	3.2%
Total delinquencies (2) (4)	9.2%	7.6%	5.5%	4.8%	4.0%
Total delinquencies and repossessions in inventory (2) (4)	11.0%	9.5%	7.2%	6.8%	5.5%
Net charge-offs (2) (5)	7.0%	6.4%	5.8%	4.7%	3.6%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, provision for contingent liabilities, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying consolidated financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2016, we have originated a total of approximately $13.5 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070

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

The programs we offer to dealers and consumers are intended to serve a wide range of sub-prime customers, primarily through franchised new car dealers. We originate automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to a special purpose subsidiary of ours, which in turn issues asset-backed securities to fund the purchase of the pool of contracts from us.

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

Since 1994 we have conducted 72 term securitizations of automobile contracts that we originated. As of December 31, 2016, 18 of those securitizations are active and all but one are structured as secured financings. The exception is our September 2010 transaction, which is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2007	4	1,118,097
2008	2	509,022
2009	0	-
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of December 31, 2015 we had one such residual interest financing outstanding, which was repaid in full in November 2016.

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was renewed in August 2016, extending the revolving period to August 2018, and adding an amortization period through August 2019. In April 2015, we entered into a $100 million facility, with a revolving period extending to April 2017, followed by an amortization period to April 2019. In November 2015, we entered into a third $100 million facility, with a revolving period extending to November 2017, followed by an amortization period to November 2019.

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

Credit Risk Retained

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2016 was approximately $2,308.1 million.

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Origination Costs and Acquisition Fees, (c) Term Securitizations, (d) Accrual for Contingent Liabilities and (e) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of automobile contracts. For each monthly pool of contracts that we originate, we begin establishing the allowance in the month of acquisition and increase it over the subsequent 11 months, through a provision for credit losses charged to our consolidated statement of operations, with the goal of establishing an allowance that approximates the next 12 months of expected net losses. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well.

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

December 31,	Weighted Average Age in Months of Owned Portfolio
2009	33
2010	37
2011	27
2012	18
2013	14
2014	14
2015	16
2016	18

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

Amortization of Deferred Originations Costs and Acquisition Fees

Upon purchase of a contract from a dealer, we generally either charge or advance the dealer an acquisition fee. In addition, we incur certain direct costs associated with acquisitions of our contracts. All such acquisition fees and direct costs are applied to the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the contract using the interest method.

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

We have recorded a liability as of December 31, 2016, which represents our best estimate of probable incurred losses for legal contingencies at that date. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2016, and in excess of the liability we have recorded, does not exceed $1 million.

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

Our net deferred tax asset of $42.8 million consists of approximately $36.3 million of net U.S. federal deferred tax assets and $6.5 million of net state deferred tax assets. The major components of the deferred tax asset are $10.6 million in net operating loss carryforwards and built in losses and $31.3 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2016, we had net operating loss carryforwards for state income tax purposes of $56.6 million. These state net operating losses begin to expire in 2017.

In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) forecasted future net earnings from operations. Based upon those considerations, we have concluded that it is more likely than not that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. Our estimates of taxable income are forward-looking statements, and there can be no assurance that our estimates of such taxable income will be correct. Factors discussed under "Risk Factors," and in particular under the subheading "Risk Factors – Forward-Looking Statements" may affect whether such projections prove to be correct.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 72 term securitizations of approximately $11.4 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2016 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2016 with the year ended December 31, 2015

Revenues.  During the year ended December 31, 2016, our revenues were $422.3 million, an increase of $58.6 million, or 16.1%, from the prior year revenues of $363.7 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2016 increased $59.1 million, or 16.9%, to $409.0 million from $349.9 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $2,031.1 million at December 31, 2015 to $2,307.9 million at December 31, 2016. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the year ended December 31, 2016 and 2015:

	Average Balances for the Year Ended
	December 31, 2016	December 31, 2015

	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$2,225.9	$1,844.5
Fireside	–	0.4
Total	$2,225.9	$1,844.9

Other income decreased by $452,000, or 3.3%, to $13.3 million in the year ended December 31, 2016 from $13.7 million during the prior year. The decrease consists of an decrease of $532,000 in servicing fees and recoveries we earn on portfolios we service for third parties and a decrease of $465,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. The decreases were somewhat offset by increases of $275,000 associated with direct mail and other related products and services that we offer to our dealers and an increase of $195,000 in sales tax refunds.

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

Total operating expenses were $372.6 million for the year ended December 31, 2016, compared to $302.3 million for the prior year, an increase of $70.4 million, or 23.3%. The increase is primarily due to the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated interest expense, servicing costs, and the related increase in our provision for credit losses.

Employee costs increased by $6.0 million or 10.1%, to $65.5 million during the year ended December 31, 2016, representing 17.6% of total operating expenses, from $59.6 million for the prior year, or 19.7% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments to accommodate the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$1,088.8	$1,060.5
Contracts purchased (units)	66,527	64,130
Managed portfolio outstanding (dollars)	$2,308.1	$2,031.1
Managed portfolio outstanding (units)	169,720	149,158

Number of Originations staff	215	243
Number of Marketing staff	114	140
Number of Servicing staff	542	487
Number of other staff	89	65
Total number of employees	960	935

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $24.8 million, an increase of $4.7 million, or 23.2%, compared to the previous year and represented 6.7% of total operating expenses.

Interest expense for the year ended December 31, 2016 increased by $22.2 million to $79.9 million, or 38.4%, compared to $57.7 million in the previous year.

Interest on securitization trust debt increased by $20.5 million, or 42.3%, for the year ended December 31, 2016 compared to the prior year. The average balance of securitization trust debt increased 22.2% to $2,075.1 million at December 31, 2016 compared to $1,698.8 million at December 31, 2015. In addition, the blended interest rates on our term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the year ended December 31, 2016 was 3.3%, compared to 2.9% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.66%

Interest expense on our subordinated debt decreased by $234,000, or 14.8%, for the year ended December 31, 2016 compared to the prior year. The reduction was the result of our decreasing the average interest rate on our subordinated renewable notes from 10.5% for the year ended December 31, 2015 to 8.9% for the year ended December 31, 2016.

Interest expense on residual interest financing decreased $559,000, or 39.7% in the year ended December 31, 2016 compared to the prior year. The decrease is due to the repayments on that facility during the year, including repayment in full in November 2016.

Interest expense on warehouse lines of credit increased by $2.4 million, or 39.9% for the year ended December 31, 2016 compared to the prior year. The increase is due primarily to greater utilization of our warehouse lines in 2016 compared to 2015 as a result of our change from conducting our term securitizations primarily at the beginning of the calendar quarter in 2016 rather than at the end of the calendar quarter as we did in 2015.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016			2015
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,188,852	$408,996	18.7%	$1,819,071	$349,912	19.2%

Interest Bearing Liabilities
Warehouse lines of credit	$76,208	8,569	11.2%	$62,104	6,127	9.9%
Residual interest financing	6,413	846	13.2%	10,948	1,405	12.8%
Securitization trust debt	2,075,127	69,178	3.3%	1,698,777	48,631	2.9%
Subordinated renewable notes	15,062	1,348	8.9%	15,102	1,582	10.5%
	$2,172,810	79,941	3.7%	$1,786,931	57,745	3.2%
Net interest income/spread		$329,055			$292,167
Net interest margin (3)			15.0%			16.1%
Ratio of average interest earning assets to average interest bearing liabilities	101%			102%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Net interest income divided by average interest earning assets.

	Year Ended December 31, 2016
	Compared to December 31, 2015
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$59,084	$71,130	$(12,046)

Interest Bearing Liabilities
Warehouse lines of credit.	2,442	1,391	1,051
Residual interest financing	(559)	(582)	23
Securitization trust debt.	20,547	10,774	9,773
Subordinated renewable notes	(234)	(4)	(230)
	22,196	11,579	10,617

Net interest income/spread	$36,888	$59,551	$(22,663)

Provision for credit losses was $178.5 million for the year ended December 31, 2016, an increase of $35.9 million, or 25.2% compared to the prior year and represented 47.9% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables, and also takes into account the performance of the receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year, the larger portfolio owned by our consolidated subsidiaries compared to the prior year, and an adverse trend in the performance of our receivables, which we believe is consistent with the aging of our portfolio and may also be related to certain procedural changes in our servicing practices that were required by a consent decree to which we became subject in June 2014.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $348,000, or 2.0%, to $17.8 million during the year ended December 31, 2016, compared to $17.5 million in the prior year, and represented 4.8% of total operating expenses. For the year ended December 31, 2016, we purchased 66,527 contracts representing $1,088.8 million in receivables compared to 64,130 contracts representing $1,060.5 million in receivables in the prior year.

Occupancy expenses increased by $1.1 million or 27.0%, to $5.2 million compared to $4.1 million in the previous year and represented 1.4% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016.

Depreciation and amortization expenses increased by $140,000 or 22.0%, to $777,000 compared to $637,000 in the previous year and represented 0.2% of total operating expenses.

For the year ended December 31, 2016, we recorded income tax expense of $20.4 million, representing a 41.0% effective income tax rate. In the prior year, we recorded $26.7 million of income tax expense, representing a 43.5% effective income tax rate.

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
	($ in millions)
Finance Receivables Owned by
Consolidated Subsidiaries
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

Interest on securitization trust debt increased by $10.1 million, or 26.1%, for the year ended December 31, 2015 compared to the prior year. The increase is due primarily to the increase in the average balance of securitization trust debt, which increased 30.9% to $1,698.8 million for the year ended December 31, 2015 from $1,298.0 million for the year ended December 31, 2014.

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

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015			2014
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,818,644	$349,465	19.2%	$1,383,193	$285,169	20.6%
Finance receivables measured at fair value	427	447	104.7%	5,919	1,565	26.4%
	$1,819,071	349,912	19.2%	$1,389,112	286,734	20.6%

Interest Bearing Liabilities
Warehouse lines of credit.	$62,104	6,127	9.9%	$52,596	5,217	9.9%
Residual interest financing	10,948	1,405	12.8%	14,225	1,989	14.0%

Debt secured by receivables measured at fair value	–	–		5,561	772	13.9%
Securitization trust debt.	1,698,777	48,631	2.9%	1,298,033	38,558	3.0%
Senior secured debt, related party	–	–		9,471	1,651	17.4%
Subordinated renewable notes	15,102	1,582	10.5%	17,074	2,208	12.9%
	$1,786,931	57,745	3.2%	$1,396,960	50,395	3.6%
Net interest income/spread		$292,167			$236,339
Net interest margin (3)			16.1%			17.0%

Ratio of average interest earning assets to average interest bearing liabilities	102%			99%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Net interest income divided by average interest earning assets.

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

Liquidity and Capital Resources

Liquidity

Our business requires substantial cash to support our acquisitions of automobile contracts and other operating activities. Our primary sources of cash have been cash flow from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under warehouse credit facilities, servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized portfolios of automobile contracts in which we have retained a residual ownership interest and the related spread accounts. Our primary uses of cash have been the acquisitions of automobile contracts, repayment of securitization trust debt, repayment of amounts borrowed under warehouse credit facilities, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those portfolios and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to purchase, sell, and borrow against automobile contracts.

Net cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 was $196.3 million, $187.6 million and $135.8 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and accretion of deferred acquisition fees.

Net cash used in investing activities for the years ended December 31, 2016, 2015 and 2014 was $444.5 million, $441.3 million and $541.2 million, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to acquisitions of finance receivables. Acquisitions of finance receivables held for investment were $1,088.8 million, $1,060.5 million and $944.9 million in 2016, 2015 and 2014, respectively. The results for 2015 also reflect a decrease of $69.3 million in restricted cash. Our restricted cash balance at December 31, 2015 included $85.3 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. Since we did not do a securitization in December of 2015, there was no related amount of restricted cash representing the pre-funding proceeds.

Net cash provided by financing activities for the years ended December 31, 2016, 2015 and 2014 was $242.8 million, $255.2 million and $401.1 million, respectively. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt, and in particular, securitization trust debt and portfolio acquisition financing. We issued $1,197.5 million in new securitization trust debt in 2016 compared to $795.0 million in 2015 and $923.0 million in 2014. The decrease in new securitization trust debt from 2014 to 2015 is the result of our forgoing what would have been our December 2015 securitization to January 2016. Repayments of securitization debt were $834.9 million, $662.0 million and $502.2 million in 2016, 2015 and 2014, respectively.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts and on access to the asset-backed securitization market for long-term financing of our portfolio of automobile contracts. In addition, from time to time, we have relied on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities.

The acquisition of automobile contracts for subsequent financing in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. Of those, the factor most subject to our control is the rate at which we acquire automobile contracts.

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2016, we had unrestricted cash of $13.9 million. We had an aggregate of $196.6 million available under our three $100 million warehouse credit facilities (subject to available eligible collateral). During 2016 we completed four securitizations aggregating $1,197.5 million of receivables, and we intend to continue completing securitizations regularly during 2017, although there can be no assurance that we will be able to do so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

We have and will continue to have a substantial amount of indebtedness. At December 31, 2016, we had approximately $2,199.2 million of debt outstanding. Such debt consisted primarily of $2,080.9 million of securitization trust debt, $103.4 million of warehouse lines of credit, and $14.9 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2016 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$14,949	$8,780	$2,818	$2,300	$1,051
Operating Leases	$29,066	$6,018	$11,014	$8,701	$3,333

(1)	Securitization trust debt, in the aggregate amount of $2,080.9 million as of December 31, 2016, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $786.3 million in 2017, $612.1 million in 2018, $377.1 million in 2019, $209.4 million in 2020, $86.3 million in 2021, and $9.7 million in 2022.
(2)	Long-term debt represents subordinated renewable notes.

For debt that is due in 2017, we anticipate repaying it with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.25% per annum. In August 2016, this facility was amended to extend the revolving period to August 2018 and to include an amortization period through August 2019 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2016 there was $26.4 million outstanding under this facility.

Facility Established in April 2015. On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. The revolving period terminates in April 2017 followed by an amortization period through April 2019 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2016 there was $64.4 million outstanding under this facility.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables, or up to 80.0% for certain other receivables. The loans under the facility accrue interest at a commercial paper rate plus 6.75% per annum, with a minimum rate of 7.75% per annum. The revolving period terminates in November 2017 followed by an amortization period through November 2019 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2016 there was $14.2 million outstanding under this facility.

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

Capitalization

Over the period from January 1, 2014 through December 31, 2016 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$9,042	$12,327	$19,096
Issuances	–	–	–
Payments	(9,042)	(3,285)	(6,769)
Ending balance	$–	$9,042	$12,327

SECURITIZATION TRUST DEBT:
Beginning balance	$1,731,598	$1,598,496	$1,177,559
Issuances	1,197,515	795,000	923,000
Payments	(834,880)	(661,960)	(502,193)
Amortization of discount	20	62	130
Reclassification of deferred financing costs	(11,579)	–	–
Capitalization of deferred financing costs	(8,367)	–	–
Amortization of deferred financing costs	6,593	–	–
Ending balance	$2,080,900	$1,731,598	$1,598,496

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance.	$–	$–	$38,559
Issuances	–	–	–
Payments	–	–	(39,182)
Debt discount net of amortization	–	–	623
Ending balance	$–	$–	$–

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$15,138	$15,233	$19,142
Issuances	2,911	1,551	579
Payments	(3,100)	(1,646)	(4,488)
Ending balance	$14,949	$15,138	$15,233

DEBT SECURED BY RECEIVABLES MEASURED
AT FAIR VALUE:
Beginning balance	$–	$1,250	$13,117
Payments	–	(1,250)	(12,456)
Accretion of premium	–	–	712
Mark to fair value	–	–	(123)
Ending balance	$–	$–	$1,250

Residual Interest Financing.

In April 2013, we established a five-year $20 million term residual facility. The facility is secured by eligible residual interests in two previously securitized pools of automobile receivables. The facility provides for effective advances up to 70.0% of the related borrowing base. Notes issued under the facility accrue interest at one-month LIBOR plus 11.75% per annum. The facility was repaid in full in November 2016.

Securitization Trust Debt.   Since 2011, we treated all 22 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt.We had $2,080.9 million of securitization trust debt outstanding at December 31, 2016.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2016 there were $14.9 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2016, we were in compliance with all such covenants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2016 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2016, has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2017 (the "2017 Proxy Statement"). The 2017 Proxy Statement will be filed not later than April 30, 2017. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2017 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement dated January 22, 2014 to Indenture re ARUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
4.61	Indenture re Notes issued by CPS Auto Receivables Trust 2015-B (exhibit 4.61 to Form 8-K/A filed by the registrant on June 26, 2015)
4.62	Sale and Servicing Agreement dated as of June 1, 2015, related to notes issued by CPS Auto Receivables Trust 2015-B (exhibit 4.62 to Form 8-K/A filed by the registrant on June 26, 2015)
4.63	Indenture re Notes issued by CPS Auto Receivables Trust 2015-C (exhibit 4.63 to Form 8-K filed by the registrant on September 22, 2015)
4.64	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2015-C (exhibit 4.64 to Form 8-K filed by the registrant on September 22, 2015)
4.65	Indenture re Notes issued by CPS Auto Receivables Trust 2016-A (exhibit 4.65 to Form 10-Q filed by the registrant on May 4, 2016)
4.66	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2016-A (exhibit 4.66 to Form 10-Q filed by the registrant on May 4, 2016)
4.67	Indenture re Notes issued by CPS Auto Receivables Trust 2016-B (exhibit 4.67 to Form 10-Q filed by the registrant on May 4, 2016)
4.68	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2016-B (exhibit 4.68 to Form 10-Q filed by the registrant on May 4, 2016)
4.69	Indenture re Notes issued by CPS Auto Receivables Trust 2016-C (exhibit 4.69 to Form 8-K filed by the registrant on July 27, 2016)
4.70	Sale and Servicing Agreement dated as of September 1, 2016, related to notes issued by CPS Auto Receivables Trust 2016-C (exhibit 4.70 to Form 8-K filed by the registrant on July 27, 2016)
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **

10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on April 27, 2015)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
10.61	Revolving Credit Agreement dated April 17, 2015 among the registrant, its subsidiary Page Six Funding, LLC, and Fortress Credit Co LLC ("Fortress") (Exhibit 10.61 to registrant's Form 8-K filed April 23, 2015)
10.62	Receivables Purchase Agreement dated April 17, 2015 between the registrant and its subsidiary Page Six Funding, LLC (Exhibit 10.62 to registrant's Form 8-K filed April 23, 2015)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Crowe Horwath LLP (filed herewith)
31.1	Rule 13a-14(a) certification by chief executive officer (filed herewith)
31.2	Rule 13a-14(a) certification by chief financial officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)

March 7, 2017	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2017	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)

March 7, 2017	/s/ CHRIS A. ADAMS
Chris A. Adams, Director

March 7, 2017	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director

March 7, 2017	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director

March 7, 2017	/s/ GREGORY S. WASHER
Gregory S. Washer, Director

March 7, 2017	/s/ DANIEL S. WOOD
Daniel S. Wood, Director

March 7, 2017	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Consumer Portfolio Services, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consumer Portfolio Services, Inc. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consumer Portfolio Services, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ CROWE HORWATH LLP

Costa Mesa, California

March 7, 2017

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$13,936	$19,322
Restricted cash and equivalents	112,754	106,054

Finance receivables	2,267,943	1,985,093
Less: Allowance for finance credit losses	(95,578)	(75,603)
Finance receivables, net	2,172,365	1,909,490

Furniture and equipment, net	2,017	1,715
Deferred tax assets, net	42,845	37,597
Accrued interest receivable	36,233	31,547
Other assets	30,252	23,200
	$2,410,402	$2,128,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$24,977	$29,509
Warehouse lines of credit	103,358	194,056
Residual interest financing	–	9,042
Securitization trust debt	2,080,900	1,720,021
Subordinated renewable notes	14,949	15,138
	2,224,184	1,967,766
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 23,587,126 and 25,616,460 shares issued and outstanding at December 31, 2016 and 2015, respectively	77,128	81,337
Retained earnings	115,772	86,472
Accumulated other comprehensive loss	(6,682)	(6,650)
	186,218	161,159

	$2,410,402	$2,128,925

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Interest income	$408,996	$349,912	$286,734
Other income	13,286	13,738	13,522
	422,282	363,650	300,256

Expenses:
Employee costs	65,549	59,556	50,129
General and administrative	24,840	20,160	19,254
Interest	79,941	57,745	50,395
Provision for credit losses	178,511	142,618	108,228
Marketing	17,818	17,470	16,116
Occupancy	5,185	4,082	3,464
Depreciation and amortization	777	637	428
	372,621	302,268	248,014
Income before income tax expense	49,661	61,382	52,242
Income tax expense	20,361	26,701	22,726
Net income	$29,300	$34,681	$29,516

Earnings per share:
Basic	$1.20	$1.34	$1.18
Diluted	1.01	1.10	0.92

Number of shares used in computing earnings per share:
Basic	24,356	25,935	25,040
Diluted	29,035	31,584	32,032

See accompanying Notes to Consolidated Financial Statements.

F-4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$29,300	$34,681	$29,516
Other comprehensive income (loss); change in funded status of pension plan, net of $7, $1,016 and $2,654 in tax for 2016, 2015 and 2014, respectively	(32)	(1,599)	(3,956)
Comprehensive income	$29,268	$33,082	$25,560

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2014	24,016	$73,422	$22,275	$(1,095)	$94,602

Common stock issued upon exercise of options and warrants	1,525	3,256	–	–	3,256
Pension benefit obligation	–	–	–	(3,956)	(3,956)
Stock-based compensation	–	3,835	–	–	3,835
Net income	–	–	29,516	–	29,516
Balance at December 31, 2014	25,541	$80,513	$51,791	$(5,051)	$127,253

Common stock issued upon exercise of options and warrants	1,140	1,726	–	–	1,726
Repurchase of common stock	(1,064)	(5,926)	–	–	(5,926)
Pension benefit obligation	–	–	–	(1,599)	(1,599)
Stock-based compensation	–	5,024	–	–	5,024
Net income	–	–	34,681	–	34,681
Balance at December 31, 2015	25,617	$81,337	$86,472	$(6,650)	$161,159

Common stock issued upon exercise of options and warrants	448	706	–	–	706
Repurchase of common stock	(2,478)	(10,468)	–	–	(10,468)
Pension benefit obligation	–	–	–	(32)	(32)
Stock-based compensation	–	5,553	–	–	5,553
Net income	–	–	29,300	–	29,300
Balance at December 31, 2016	23,587	$77,128	$115,772	$(6,682)	$186,218

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$29,300	$34,681	$29,516
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(2,980)	(8,954)	(16,213)
Accretion of purchase discount on receivables measured at fair value	–	–	(283)
Amortization of discount on securitization trust debt	20	62	130
Amortization of discount on senior secured debt, related party	–	–	623
Accretion of premium on debt secured by receivables measured at fair value	–	–	712
Mark to fair value on debt secured by receivables at fair value	–	–	(123)
Mark to fair value of receivables at fair value	–	–	(27)
Depreciation and amortization	777	637	428
Amortization of deferred financing costs	8,389	7,017	6,767
Provision for credit losses	178,511	142,618	108,228
Stock-based compensation expense	5,553	5,024	3,835
Interest income on residual assets	–	(92)	(372)
Changes in assets and liabilities:
Accrued interest receivable	(4,686)	(8,175)	(4,702)
Other assets	(8,739)	3,237	(1,925)
Deferred tax assets, net	(5,248)	5,250	16,368
Accounts payable and accrued expenses	(4,564)	6,250	(7,135)
Net cash provided by operating activities	196,333	187,555	135,827

Cash flows from investing activities:
Originations of finance receivables held for investment	(1,088,785)	(1,060,538)	(944,944)
Payments received on finance receivables held for investment	650,379	551,880	433,870
Payments on receivables portfolio at fair value	58	1,603	13,122
Proceeds received on residual interest in securitizations	–	–	1,158
Change in repossessions held in inventory	1,629	(2,369)	(441)
Decreases (increases) in restricted cash and cash equivalents, net	(6,700)	69,328	(43,098)
Purchase of furniture and equipment	(1,079)	(1,191)	(823)
Net cash used in investing activities	(444,498)	(441,287)	(541,156)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	1,197,515	795,000	923,000
Proceeds from issuance of subordinated renewable notes	2,911	1,551	579
Payments on subordinated renewable notes	(3,100)	(1,646)	(4,488)
Net proceeds from (repayments of) warehouse lines of credit	(91,496)	139,622	47,387
Repayments of residual interest financing debt	(9,042)	(3,285)	(6,769)
Repayment of securitization trust debt	(834,880)	(661,960)	(502,193)
Repayment of debt secured by receivables measured at fair value	–	(1,250)	(12,456)
Repayment of senior secured debt, related party	–	–	(39,182)
Payment of financing costs	(9,367)	(8,637)	(8,058)
Repurchase of common stock	(10,468)	(5,926)	–
Exercise of options and warrants	706	1,726	3,256
Net cash provided by financing activities	242,779	255,195	401,076
Increase (decrease) in cash and cash equivalents	(5,386)	1,463	(4,253)
Cash and cash equivalents at beginning of year	19,322	17,859	22,112
Cash and cash equivalents at end of year	$13,936	$19,322	$17,859

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$71,077	$50,019	$45,914
Income taxes	32,909	13,690	6,520

Non-cash financing activities:
Pension benefit obligation, net	32	1,599	3,956

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in Texas, California, Ohio, Florida and Georgia represented 7.3%, 7.2%, 6.8%, 5.6% and 5.4%, respectively, of contracts purchased during 2016 compared with 7.9%, 8.9%, 6.5%, 5.3%, and 5.2% respectively in 2015. No other state had a concentration in excess of 5.4% in 2016. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2016, our unrestricted cash balance was $13.9 million, which exceeded the minimum amounts required by our financial covenants.

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

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other Assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $11.1 million and $12.8 million at December 31, 2016 and 2015, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Direct mail revenues	$9,202	$8,927	$7,975
Convenience fee revenue	2,145	2,610	3,300
Recoveries on previously charged-off contracts	766	1,079	143
Sales tax refunds	811	616	500
Servicing fees	100	319	1,376
Other	262	187	228
	$13,286	$13,738	$13,522

Earnings Per Share

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$29,300	$34,681	$29,516
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	24,356	25,935	25,040
Incremental common shares attributable to exercise of outstanding options and warrants	4,679	5,649	6,992
Denominator for diluted earnings per share	29,035	31,584	32,032
Basic earnings per share	$1.20	$1.34	$1.18
Diluted earnings per share	$1.01	$1.10	$0.92

Incremental shares of 7.9 million, 6.8 million and 4.5 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2016, 2015 and 2014, respectively, because the effect is anti-dilutive.

Deferral and Amortization of Debt Issuance Costs

Costs related to the issuance of debt are deferred and amortized using the interest method over the contractual or expected term of the related debt. Unamortized debt issuance costs are presented as a direct deduction to the carrying amount of the related debt on our Consolidated Balance Sheets.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. These material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.

Reclassification

Certain amounts for the prior year have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2016 we were in compliance with all such financial covenants.

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

Such matters included a California class action suit where we were the defendant, and a governmental inquiry in which the United States Federal Trade Commission (“FTC”) required that we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund. In May 2014, the FTC announced its agreement to settle the matter by filing a lawsuit against us, and requesting, with our consent, that the court enter an agreed judgment against us. The lawsuit arose out of the FTC’s inquiry into our business practices. Under the agreed settlement, we made approximately $1.9 million of restitutionary payments and $1.6 million of account adjustments to our customers in September 2014, and paid a $2 million penalty to the federal government in June 2014, and implemented procedural changes, all pursuant to a consent decree entered by the court in June 2014. The California class action has been settled by agreement with the plaintiffs and the approval of the court. Our obligations under that settlement remained outstanding at December 31, 2016, and were performed after that date and prior to the date of this report.

We have recorded a liability as of December 31, 2016, which represents our best estimate of probable incurred losses for legal contingencies (the agreed payments with respect to the class action settlement referenced above). The amount of losses that may ultimately be incurred in any other proceedings cannot be estimated with certainty.

Recently Issued Accounting Standards

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $112.8 million and $106.1 million as of December 31, 2016 and 2015, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $40.8 million and $38.9 million as of December 31, 2016 and 2015, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2016	2015
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$2,266,619	$1,990,913
Unearned acquisition fees, discounts and deferred origination costs, net	1,324	(5,820)
Finance receivables	$2,267,943	$1,985,093

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Delinquency Status
Current	$2,053,759	$1,836,267
31 - 60 days	116,073	70,036
61 - 90 days	52,404	41,136
91 + days	44,383	43,474
	$2,266,619	$1,990,913

Finance receivables totaling $44.4 million and $43.5 million at December 31, 2016 and 2015, respectively, have been placed on non-accrual status as a result of their delinquency status.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
		(In thousands)
Balance at beginning of year	$75,603	$61,460	$39,626
Provision for credit losses	178,511	142,618	108,228
Charge-offs	(192,366)	(156,553)	(109,914)
Recoveries	33,830	28,078	23,520
Balance at end of year	$95,578	$75,603	$61,460

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2016	2015
	(In thousands)
Gross balance of repossessions in inventory	$40,069	$39,728
Allowance for losses on repossessed inventory	(28,924)	(26,954)
Net repossessed inventory included in other assets	$11,145	$12,774

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2016	2015
	(In thousands)
Furniture and fixtures	$1,566	$1,517
Computer and telephone equipment	4,907	5,249
Leasehold improvements	1,154	1,116
	7,627	7,882
Less: accumulated depreciation and amortization	(5,610)	(6,167)
	$2,017	$1,715

Depreciation expense totaled $777,000, $637,000 and $428,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
	Final	Receivables		Outstanding	Outstanding	Average
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2016 (2)	Principal	2016	2015	2016
		(Dollars in thousands)
CPS 2011-B	September 2018	–	109,936	–	10,023	–
CPS 2011-C	March 2019	–	119,400	–	14,785	–
CPS 2012-A	June 2019	–	155,000	–	16,795	–
CPS 2012-B	September 2019	-	141,500	–	26,758	–
CPS 2012-C	December 2019	15,131	147,000	14,421	30,653	2.46%
CPS 2012-D	March 2020	19,232	160,000	17,865	37,464	1.86%
CPS 2013-A	June 2020	30,258	185,000	28,661	56,583	1.73%
CPS 2013-B	September 2020	40,395	205,000	37,570	70,332	2.19%
CPS 2013-C	December 2020	48,080	205,000	46,830	82,851	4.65%
CPS 2013-D	March 2021	48,487	183,000	46,345	82,337	4.10%
CPS 2014-A	June 2021	57,171	180,000	54,988	92,571	3.39%
CPS 2014-B	September 2021	76,158	202,500	75,140	121,515	2.90%
CPS 2014-C	December 2021	117,071	273,000	116,280	183,802	3.05%
CPS 2014-D	March 2022	127,721	267,500	127,307	198,533	3.27%
CPS 2015-A	June 2022	136,010	245,000	134,466	201,527	2.96%
CPS 2015-B	September 2022	155,303	250,000	153,893	221,587	2.97%
CPS 2015-C	December 2022	210,026	300,000	207,636	283,482	3.39%
CPS 2016-A	March 2023	265,496	329,460	262,260	–	3.15%
CPS 2016-B	June 2023	294,463	332,690	284,752	–	3.79%
CPS 2016-C	September 2023	296,179	318,500	285,618	–	3.36%
CPS 2016-D	December 2023	204,432	206,325	200,221	–	2.73%
		$2,141,613	$4,515,811	$2,094,253	$1,731,598

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $786.3 million in 2017, $612.1 million in 2018, $377.1 million in 2019, $209.4 million in 2020, $86.3 million in 2021, and $9.7 million in 2022.
(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

Debt issuance costs of $13.4 million and $11.6 million as of December 31, 2016 and December 31, 2015, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2016.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2016, restricted cash under the various agreements totaled approximately $112.8 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(6) Debt

The terms of our debt outstanding at December 31, 2016 and 2015 are summarized below:

			Amount Outstanding at
			December 31,	December 31,
			2016	2015
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$64,352	$91,504

	5.50% over one month Libor (Minimum 6.25%)	August 2019	26,445	73,940

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	14,168	31,017

Residual interest financing	11.75% over one-month LIBOR	April 2018	–	9,042

Subordinated renewable notes	Weighted average rate of 7.50% and 9.04% at December 31, 2016 and 2015, respectively	Weighted average maturity of January 2019 and October 2017 at December 31, 2016 and 2015, respectively	14,949	15,138

			$119,914	$220,641

Debt issuance costs of $1.6 million and $2.4 million as of December 31, 2016 and December 31, 2015, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015 we entered into a $100 million warehouse credit line with affiliates of Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility, which replaces a revolving credit facility that we had used since December 2010, provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. There was $64.4 million outstanding under this facility at December 31, 2016 which has a revolving period through April 2017 and an amortization period through April 2019 for any receivables pledged to the facility at the end of the revolving period.

In August 2016, we renewed our $100 million warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.25% per annum. There was $26.4 million outstanding under this facility at December 31, 2016. This facility has a revolving period through August 2018 and an amortization period through August 2019 for any receivables pledged at the end of the revolving period.

In November 2015, we entered into another $100 million warehouse credit line with Credit Suisse AG and Ares Agent Services, L.P. This facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding LLC. The facility provides for advances up to 88% of eligible finance receivables and the loans under it accrue interest at a commercial paper rate plus 6.75% per annum, with a minimum rate of 7.75% per annum. There was $14.2 million outstanding under this new facility at December 31, 2016 which has a revolving period through November 2017 and an amortization period through November 2019 for any receivables pledged to the facility at the end of the revolving period.

The total outstanding debt on our three warehouse lines of credit was $105.0 million as of December 31, 2016, compared to $196.5 million outstanding as of December 31, 2015.

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

The following table summarizes the contractual and expected maturity amounts of long term debt as of December 31, 2016:

Contractual maturity date	Subordinated renewable notes

2017	$8,780
2018	1,677
2019	1,141
2020	804
2021	1,496
Thereafter	1,051
Total	$14,949

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

Stock Purchases

For the year ending December 31, 2016, we purchased 2,477,453 shares of our common stock at an average price of $4.23. We purchased 2,453,706 shares of our stock in the open market for $10.4 million. In May 2016 our board of directors authorized the repurchase of up to $10 million of our common stock. There was $5.1 million of board authorization remaining in our repurchase plans from prior authorizations at December 31, 2015. There is approximately $4.7 million of board authorization remaining under such plans, which have no expiration date.

The remaining purchases of 23,747 shares were related to net exercises of outstanding options and warrants. In transactions during the year ended December 31, 2016, the holders of options and warrants to purchase 70,000 shares of our common stock paid the aggregate $105,000 exercise price by surrender to us of 23,747 of such 70,000 shares.

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $1.38, $2.41 and $2.73, respectively. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 44% to 51% for 2016, 47% to 51% for 2015, and 52% to 55% for 2014. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2016	2015	2014
Expected life (years)	4.04	4.21	4.22
Risk-free interest rate	1.09%	1.35%	1.43%
Volatility	51%	51%	55%
Expected dividend yield	–	–	–

For the years ended December 31, 2016, 2015 and 2014, we recorded stock-based compensation costs in the amount of $5.6 million, $5.0 million and $3.8 million, respectively. As of December 31, 2016, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $10.1 million. This amount will be recognized as expense over a weighted-average period of 2.1 years.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 and 2015, options outstanding had intrinsic values of $17.8 million and $16.6 million, respectively. At December 31, 2016 and 2015, options exercisable had intrinsic values of $14.2 million and $14.5 million, respectively. The total intrinsic value of options exercised was $1.3 million and $6.4 million for the years ended December 31, 2016 and 2015, respectively. New shares were issued for all options exercised during the year ended December 2016 and cash of $633,000 was received. A tax benefit of $73,000 was recorded for the options exercised in 2016. At December 31, 2016, there were a total of 3.7 million additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2016 for stock options under the 2006 and 1997 plans is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	11,228	$4.66	N/A
Granted	2,105	3.53	N/A
Exercised	(448)	1.41	N/A
Forfeited/Expired	(290)	5.93	N/A
Options outstanding at the end of period	12,595	$4.56	5.02 years

Options exercisable at the end of period	7,396	$4.03	4.51 years

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2016, 2015 and 2014.

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of December 31, 2016.

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest on finance receivables	$408,723	$349,796	$286,361
Other interest income	273	116	373
Interest income	$408,996	$349,912	$286,734

The following table presents the components of interest expense:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Securitization trust debt	$69,178	$48,631	$38,558
Warehouse lines of credit	8,569	6,127	5,217
Senior secured debt, related party	–	–	1,651
Debt secured by receivables at fair value	–	–	772
Residual interest financing	846	1,405	1,989
Subordinated renewable notes	1,348	1,582	2,208
Interest expense	$79,941	$57,745	$50,395

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current federal tax expense	$22,872	$18,653	$1,348
Current state tax expense	2,671	1,146	1,316
Deferred federal tax expense	(6,329)	4,233	18,338
Deferred state tax expense	1,147	2,669	1,724
Income tax expense	$20,361	$26,701	$22,726

Income tax expense for the years ended December 31, 2016, 2015 and 2014 differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Expense at federal tax rate	$17,381	$21,484	$18,285
State taxes, net of federal income tax effect	2,679	3,235	2,651
Stock-based compensation	824	1,560	1,182
Non-deductible expenses	145	107	116
Other	(668)	315	492
	$20,361	$26,701	$22,726

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred Tax Assets:
Finance receivables	$28,986	$20,825
Accrued liabilities	2,322	3,091
NOL carryforwards	1,697	3,272
Built in losses	8,915	10,254
Pension accrual	2,107	1,999
AMT credit carryforward	–	166
Other	2,343	1,109
Total deferred tax assets	46,370	40,716

Deferred Tax Liabilities:
Deferred loan costs	(3,223)	(2,894)
Furniture and equipment	(302)	(225)
Total deferred tax liabilities	(3,525)	(3,119)
Net deferred tax asset	$42,845	$37,597

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $42.8 million as of December 31, 2016 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $42.8 million consists of approximately $36.3 million of net U.S. federal deferred tax assets and $6.5 million of net state deferred tax assets. The major components of the deferred tax asset are $10.6 million in net operating loss carryforwards and built in losses and $31.3 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2016, we had net operating loss carryforwards for state income tax purposes of $56.6 million. These state net operating losses begin to expire in 2017.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2016, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013. We are currently under examination by the Internal Revenue Service for tax year 2014.

(10) Related Party Transactions

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public. The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2016, $4.0 million remains outstanding on this note.

(11) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2022. Future minimum lease payments at December 31, 2016, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2017	$6,018
2018	5,729
2019	5,285
2020	4,308
2021	4,393
Thereafter	3,333
Total minimum lease payments	$29,066

Rent expense for the years ended December 31, 2016, 2015 and 2014, was $5.2 million, $4.1 million and $3.5 million, respectively.

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

As of December 31, 2016, we were subject to one such class action, which has been settled by agreement with the plaintiffs and with the approval of the court. We performed our obligations under the settlement after that date, and prior to the date of this report.

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of December 31, 2016 with respect to such matters, in the aggregate.

FTC Action. In May 2014, we consented to the FTC’s filing of a lawsuit against us, and to the simultaneous settlement of that lawsuit pursuant to a consent decree. The agreed judgment, entered June 11, 2014, required that we make restitutionary payments to certain of its our customers, that we pay a $2.0 million penalty to the U.S. government, and that we implement procedural changes relating to compliance with fair debt collection practices and credit reporting. We have retained an independent third party to monitor our compliance with the judgment, and we must file certain periodic reports with the FTC. The payments to past and present customers have been completed and paid, partially in cash and partially in the form of credits against amounts owed. The total of such customer payments, cash and credit, was approximately $3.5 million.

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014 and 2015. Among other matters, the subpoena requested information relating to the underwriting criteria used to originate these automobile contracts and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We have produced required documents, and are unaware of any subsequent material developments in the government’s investigation. The investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of December 31, 2016, which represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2016, and in excess of the liability we have recorded, does not exceed $1 million.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees’ contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $929,000, $838,000 and $642,000, respectively, for the year ended December 31, 2016, 2015 and 2014.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$21,385	$22,559
Service cost	–	–
Interest cost	882	843
Assumption changes	95	(485)
Actuarial (gain) loss	89	(14)
Settlements	–	–
Benefits paid	(936)	(1,518)
Projected benefit obligation, end of year	$21,515	$21,385

Change in Plan Assets
Fair value of plan assets, beginning of year	$16,374	$19,848
Return on assets	1,031	(1,818)
Employer contribution	–	–
Expenses	(226)	(138)
Settlements	–	–
Benefits paid	(936)	(1,518)
Fair value of plan assets, end of year	$16,243	$16,374

Funded Status at end of year	$(5,272)	$(5,011)

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2016 and 2015 were as follows:

	December, 31
	2016	2015
Weighted average assumptions used to determine benefit obligations
Discount rate	4.05%	4.20%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.20%	3.80%
Expected return on plan assets	7.50%	7.75%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our overall expected long-term rate of return on assets is 7.50% per annum as of December 31, 2016. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2016	2015	2014
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$–	$–	$–
Other liabilities	(5,272)	(5,011)	(2,711)
Net amount recognized	$(5,272)	$(5,011)	$(2,711)

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$10,618	$10,592	$7,977
Unrecognized transition asset	–	–	–
Net amount recognized	$10,618	$10,592	$7,977

Components of net periodic benefit cost
Interest cost	$882	$843	$888
Expected return on assets	(1,199)	(1,508)	(1,727)
Amortization of transition asset	–	–	–
Amortization of net loss	553	349	–
Net periodic benefit cost	236	(316)	(839)
Settlement (gain)/loss	–	–	–
Total	$236	$(316)	$(839)

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$25	$2,615	$6,610
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$25	$2,615	$6,610

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 is $405,000.

The weighted average asset allocation of our pension benefits at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	85%	84%
Debt securities	15%	16%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Estimated Future Benefit Payments (In thousands)
2017	$785
2018	804
2019	845
2020	890
2021	930
Years 2022 - 2026	5,330

Anticipated Contributions in 2017	$–

The fair value of plan assets at December 31, 2016 and 2015, by asset category, is as follows:

	December 31, 2016
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$4,581	$–	$–	$4,581
Large Cap Value	–	2,238	–	2,238
Mid Cap Index	–	625	–	625
Small Cap Growth	–	621	–	621
Small Cap Value	–	687	–	687
Focus Value	–	676	–	676
Growth	–	1,980	–	1,980
International Growth	–	2,392	–	2,392
Core Bond	–	1,644	–	1,644
High Yield	–	356	–	356
Inflation Protected Bond	–	433	–	433
Money Market	–	10	–	10
Total	$4,581	$11,662	$–	$16,243

	December 31, 2015
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$4,643	$–	$–	$4,643
Large Cap Value	–	2,061	–	2,061
Mid Cap Index	–	578	–	578
Small Cap Growth	–	552	–	552
Small Cap Value	–	573	–	573
Focus Value	–	571	–	571
Growth	–	2,215	–	2,215
International Growth	–	2,475	–	2,475
Core Bond	–	1,833	–	1,833
High Yield	–	354	–	354
Inflation Protected Bond	–	482	–	482
Money Market	–	37	–	37
Total	$4,643	$11,731	$–	$16,374

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.
(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.
(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

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

Repossessed vehicle inventory, which is included in Other assets on our consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2016, the finance receivables related to the repossessed vehicles in inventory totaled $40.1 million. We have applied a valuation adjustment, or loss allowance, of $28.9 million, which is based on a recovery rate of approximately 28%, resulting in an estimated fair value and carrying amount of $11.1 million. The fair value and carrying amount of the repossessed inventory at December 31, 2015 was $12.8 million after applying a valuation adjustment of $26.9 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2016 and 2015. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at December 31, 2016 and 2015, were as follows:

	As of December 31, 2016
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,936	$13,936	$–	$–	$13,936
Restricted cash and equivalents	112,754	112,754	–	–	112,754
Finance receivables, net	2,172,365	–	–	2,104,503	2,104,503
Accrued interest receivable	36,233	–	–	36,233	36,233
Liabilities:
Warehouse lines of credit	$103,358	$–	$–	$103,358	$103,358
Accrued interest payable	3,715	–	–	3,715	3,715
Securitization trust debt	2,080,900	–	–	2,138,892	2,138,892
Subordinated renewable notes	14,949	–	–	14,949	14,949

	As of December 31, 2015
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$19,322	$19,322	$–	$–	$19,322
Restricted cash and equivalents	106,054	106,054	–	–	106,054
Finance receivables, net	1,909,490	–	–	1,879,510	1,879,510
Accrued interest receivable	31,547	–	–	31,547	31,547
Liabilities:
Warehouse lines of credit	$194,056	$–	$–	$194,056	$194,056
Accrued interest payable	3,260	–	–	3,260	3,260
Residual interest financing	9,042	–	–	9,042	9,042
Securitization trust debt	1,720,021	–	–	1,718,418	1,718,418
Subordinated renewable notes	15,138	–	–	15,138	15,138

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2016 and 2015, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

Securitization Trust Debt

The fair value is estimated by discounting future cash flows using interest rates that we believe reflect the current market rates.

(14) Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2016
Revenues	$100,649	$104,933	$108,516	$108,183
Income before income tax expense	12,229	12,325	12,455	12,651
Net income	7,214	7,272	7,348	7,465
Earnings per share:
Basic	$0.29	$0.30	$0.31	$0.31
Diluted	0.24	0.25	0.26	0.26

2015
Revenues	$85,989	$88,361	$93,991	$95,308
Income before income tax expense	14,749	15,200	15,649	15,783
Net income	8,333	8,537	8,843	8,967
Earnings per share:
Basic	$0.33	$0.33	$0.34	$0.35
Diluted	0.26	0.27	0.28	0.29

2014
Revenues	$68,146	$71,594	$77,050	$83,467
Income before income tax expense	11,764	12,329	13,804	14,346
Net income	6,705	7,026	7,776	8,010
Earnings per share:
Basic	$0.28	$0.28	$0.31	$0.31
Diluted	0.21	0.22	0.24	0.25

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Subsequent Events

On January 18, 2017 we executed our first securitization of 2017. In the transaction, qualified institutional buyers purchased $206.3 million of asset-backed notes secured by $210.0 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2017-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s, DBRS and KBRA and were based on the structure of the transaction, the historical performance of similar receivables and our experience as a servicer. The weighted average yield on the notes is approximately 3.91%.

The 2017-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance. The final enhancement level requires accelerated payment of principal on the notes to reach overcollateralization of 5.15% of the then-outstanding receivable pool balance. The transaction utilizes a pre-funding structure, in which CPS sold approximately $131.5 million of receivables on January 18, 2017 and sold $78.5 million of additional receivables on February 15, 2017.

The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

