Form 10-Q
period 2017-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2017-05-03
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐      Accelerated Filer ☒

Non-Accelerated Filer ☐      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of April 28, 2017 the registrant had 23,141,416 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2017

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$12,071	$13,936
Restricted cash and equivalents	129,197	112,754

Finance receivables	2,286,172	2,267,943
Less: Allowance for finance credit losses	(99,255)	(95,578)
Finance receivables, net	2,186,917	2,172,365

Furniture and equipment, net	1,926	2,017
Deferred tax assets, net	43,039	42,845
Accrued interest receivable	31,881	36,233
Other assets	25,952	30,252
	$2,430,983	$2,410,402

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$23,720	$24,977
Warehouse lines of credit	120,286	103,358
Securitization trust debt	2,082,040	2,080,900
Subordinated renewable notes	15,272	14,949
	2,241,318	2,224,184
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 23,279,316 and 23,587,126 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	76,095	77,128
Retained earnings	120,252	115,772
Accumulated other comprehensive loss	(6,682)	(6,682)
	189,665	186,218

	$2,430,983	$2,410,402

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,

	2017	2016
Revenues:
Interest income	$104,575	$96,663
Other income	3,023	3,986
	107,598	100,649
Expenses:
Employee costs	17,780	15,143
General and administrative	6,922	5,331
Interest	22,088	17,821
Provision for credit losses	47,167	44,197
Marketing	3,960	4,670
Occupancy	1,661	1,083
Depreciation and amortization	228	175
	99,806	88,420
Income before income tax expense	7,792	12,229
Income tax expense	3,312	5,015
Net income	$4,480	$7,214

Earnings per share:
Basic	$0.19	$0.29
Diluted	0.16	0.24

Number of shares used in computing earnings per share:
Basic	23,517	25,296
Diluted	28,223	30,154

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,

	2017	2016

Net income	$4,480	$7,214

Other comprehensive income/(loss);change in funded status of pension plan	–	–
Comprehensive income	$4,480	$7,214

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,480	$7,214
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	(73)	(1,253)
Amortization of discount on securitization trust debt	–	15
Depreciation and amortization	228	175
Amortization of deferred financing costs	2,159	2,003
Provision for credit losses	47,167	44,197
Stock-based compensation expense	1,394	1,249
Changes in assets and liabilities:
Accrued interest receivable	4,352	930
Deferred tax assets, net	(194)	54
Other assets	3,936	2,561
Accounts payable and accrued expenses	(1,257)	3,381
Net cash provided by operating activities	62,192	60,526

Cash flows from investing activities:
Purchases of finance receivables held for investment	(229,642)	(312,300)
Payments received on finance receivables held for investment	167,996	160,470
Payments received on receivables portfolio at fair value	4	38
Change in repossessions held in inventory	360	1,042
Change in restricted cash and cash equivalents, net	(16,443)	(19,957)
Purchase of furniture and equipment	(137)	(121)
Net cash used in investing activities	(77,862)	(170,828)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	206,320	329,460
Proceeds from issuance of subordinated renewable notes	861	715
Payments on subordinated renewable notes	(538)	(505)
Net advances of warehouse lines of credit	16,482	(24,209)
Repayments of residual interest financing debt	–	(706)
Repayment of securitization trust debt	(205,321)	(192,622)
Payment of financing costs	(1,572)	(2,029)
Purchase of common stock	(2,900)	(2,949)
Exercise of options and warrants	473	16
Net cash provided by financing activities	13,805	107,171
Increase (decrease) in cash and cash equivalents	(1,865)	(3,131)
Cash and cash equivalents at beginning of period	13,936	19,322
Cash and cash equivalents at end of period	$12,071	$16,191

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,697	$15,518
Income taxes	$66	$2,043

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three month period ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Direct mail revenues	$1,999	$2,845
Convenience fee revenue	570	645
Recoveries on previously charged-off contracts	186	243
Sales tax refunds	196	199
Other	72	54
Other income for the period	$3,023	$3,986

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of March 31, 2017.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2017 and 2016, we recorded stock-based compensation costs in the amount of $1.4 million and $1.2 million, respectively. As of March 31, 2017, unrecognized stock-based compensation costs to be recognized over future periods equaled $8.6 million. This amount will be recognized as expense over a weighted-average period of 1.9 years.

The following represents stock option activity for the three months ended March 31, 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	12,595	$4.56	N/A
Granted	–	–	N/A
Exercised	(279)	1.69	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	12,316	$4.63	4.87 years
Options exercisable at the end of period	7,327	$4.20	4.44 years

At March 31, 2017, the aggregate intrinsic value of options outstanding and exercisable was $14.5 million and $11.7 million, respectively. There were 279,000 options exercised for the three months ended March 31, 2017 compared to 14,000 for the comparable period in 2016. The total intrinsic value of options exercised was $913,000 and $51,000 for the three-month periods ended March 31, 2017 and 2016. There were 3.7 million shares available for future stock option grants under existing plans as of March 31, 2017.

Purchases of Company Stock

During the three-month period ended March 31, 2017, we purchased 586,810 shares of our common stock, at an average price of $4.94. We purchased 561,617 shares of our stock in the open market at an average price of $4.94. The remaining purchases of 25,193 shares were related to net exercises of outstanding options and warrants. In transactions during the three-month period ended March 31, 2017, the holders of options and warrants to purchase 45,000 shares of our common stock paid the aggregate $127,000 exercise price by surrender to us of 25,193 of such 45,000 shares.

During the three-month period ended March 31, 2016, we purchased 703,745 shares of our stock in the open market at an average price of $4.19.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2017, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We have recorded a liability as of March 31, 2017, which represents our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2017	2016
	(In thousands)
Finance receivables
Automobile finance receivables, net of unearned interest	$2,283,734	$2,266,619
Unearned acquisition fees and originations costs	2,438	1,324
Finance receivables	$2,286,172	$2,267,943

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In thousands)
Deliquency Status
Current	$2,095,202	$2,053,759
31 - 60 days	109,652	116,073
61 - 90 days	45,377	52,404
91 + days	33,503	44,383
	$2,283,734	$2,266,619

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $33.5 million and $44.4 million at March 31, 2017 and December 31, 2016, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

We use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable incurred credit losses is reduced by our estimate for future recoveries on previously incurred losses. Provision for credit losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We establish the allowance for new receivables over the 12-month period following their acquisition.

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$95,578	$75,603
Provision for credit losses on finance receivables	47,167	44,197
Charge-offs	(50,299)	(45,933)
Recoveries	6,809	6,000
Balance at end of period	$99,255	$79,867

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

	March 31,	December 31,
	2017	2016
	(In thousands)
Gross balance of repossessions in inventory	$37,650	$40,069
Allowance for losses on repossessed inventory	(26,865)	(28,924)
Net repossessed inventory included in other assets	$10,785	$11,145

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final Scheduled Payment	Receivables Pledged at March 31,	Initial	Outstanding Principal at March 31,	Outstanding Principal at December 31,	Weighted Average Contractual Interest Rate at March 31,
Series	Date (1)	2017 (2)	Principal	2017	2016	2017
	(Dollars in thousands)
CPS 2012-C	December 2019	$–	$147,000	$–	$14,421	–
CPS 2012-D	March 2020	15,920	160,000	14,443	17,865	1.88%
CPS 2013-A	June 2020	25,391	185,000	23,845	28,661	1.71%
CPS 2013-B	September 2020	34,073	205,000	31,760	37,570	2.18%
CPS 2013-C	December 2020	41,253	205,000	40,751	46,830	4.89%
CPS 2013-D	March 2021	41,847	183,000	40,236	46,345	4.28%
CPS 2014-A	June 2021	49,623	180,000	47,812	54,988	3.63%
CPS 2014-B	September 2021	67,362	202,500	66,722	75,140	3.12%
CPS 2014-C	December 2021	104,233	273,000	103,419	116,280	3.27%
CPS 2014-D	March 2022	113,895	267,500	113,507	127,307	3.48%
CPS 2015-A	June 2022	122,123	245,000	122,207	134,466	3.10%
CPS 2015-B	September 2022	140,289	250,000	139,941	153,893	3.11%
CPS 2015-C	December 2022	190,437	300,000	190,367	207,636	3.54%
CPS 2016-A	March 2023	242,144	329,460	240,391	262,260	3.90%
CPS 2016-B	June 2023	271,079	332,690	264,265	284,752	3.92%
CPS 2016-C	September 2023	274,132	318,500	267,108	285,618	3.48%
CPS 2016-D	December 2023	194,366	206,325	188,640	200,221	2.80%
CPS 2017-A	April 2024	203,701	206,320	199,838	–	3.00%
		$2,131,868	$4,196,295	$2,095,252	$2,094,253

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $648.9 million in 2017, $670.8 million in 2018, $421.9 million in 2019, $234.5 million in 2020, $102.1 million in 2021, $17.1 million in 2022.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $13.2 million and $13.4 million as of March 31, 2017 and December 31, 2016, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of March 31, 2017, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2017, restricted cash under the various agreements totaled approximately $129.2 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2017 and December 31, 2016 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2017	2016
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$76,515	$64,352

	5.50% over one month Libor (Minimum 6.25%)	August 2019	34,291	26,445

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	10,640	14,168

Subordinated renewable notes	Weighted average rate of 7.48% and 7.50% at March 31, 2017 and December 31, 2016 , respectively	Weighted average maturity of April 2019 and January 2019 at March 31, 2017 and December 31, 2016, respectively	15,272	14,949

			$136,718	$119,914

Debt issuance costs of $1.2 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit on our Unaudited Condensed Consolidated Balance Sheets.

In April 2017, we renewed our $100 million warehouse credit line that was first established in May 2012. There was $76.5 million outstanding under this facility at March 31, 2017. The revolving period for this facility was extended to April 2019 followed by an amortization period through April 2021 for any receivables pledged at the end of the revolving period.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Interest on finance receivables	$104,496	$96,628
Other interest income	79	35
Interest income	$104,575	$96,663

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Securitization trust debt	$20,080	$14,764
Warehouse lines of credit	1,708	2,422
Residual interest financing	–	271
Subordinated renewable notes	300	364
Interest expense	$22,088	$17,821

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2017 and 2016 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	$23,517	$25,296
Incremental common shares attributable to exercise of outstanding options and warrants	4,706	4,858
Weighted average number of common shares used to compute diluted earnings per share	$28,223	$30,154

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three months ended March 31, 2017 and 2016 would have included an additional 6.6 million and 6.8 million shares, respectively, attributable to the exercise of outstanding options and warrants.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

As of March 31, 2017 and December 31, 2016, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $43.0 million as of March 31, 2017 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $43.0 million consists of approximately $34.8 million of net U.S. federal deferred tax assets and $8.4 million of net state deferred tax assets.

Income tax expense was $3.3 million and $5.0 million for the three months ended March 31, 2017 and 2016, which represents an effective income tax rate of 43% and 41%, respectively.

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

In General. There can be no assurance as to the outcomes of the matters referenced above. We have recorded a liability as of March 31, 2017, which represents our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of March 31, 2017 does not exceed $1 million.

Accordingly, we believe that the ultimate resolution of such legal proceedings and contingencies, after taking into account our current litigation reserves, should not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the uncertainties inherent in contested proceedings, the wide discretion vested in the U.S. Department of Justice and other government agencies, and the deference that courts may give to assertions made by government litigants, there can be no assurance that the ultimate resolution of these matters will not be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month periods ended March 31, 2017 and 2016.

	Three Months Ended
	March 30,
	2017	2016
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–
Interest cost	214	221
Expected return on assets	(287)	(300)
Amortization of transition (asset)/obligation	–	–
Amortization of net (gain) / loss	101	138
Net periodic cost (benefit)	$28	$59

We did not make any contributions to the Plan during the three-month periods ended March 31, 2017 and 2016. We do not anticipate making any contributions for the remainder of 2017.

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2017 the finance receivables related to the repossessed vehicles in inventory totaled $37.7 million. We have applied a valuation adjustment, or loss allowance, of $26.9 million, which is based on a recovery rate of approximately 28%, resulting in an estimated fair value and carrying amount of $10.8 million. The fair value and carrying amount of the repossessed inventory at December 31, 2016 was $11.1 million after applying a valuation adjustment of $28.9 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months ended March 31, 2017 and 2016. We have no material level 3 assets that are measured at fair value on a non-recurring basis.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at March 31, 2017 and December 31, 2016, were as follows:

	As of March 31, 2017
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,071	$12,071	$–	$–	$12,071
Restricted cash and equivalents	129,197	129,197	–	–	129,197
Finance receivables, net	2,186,917	–	–	2,124,963	2,124,963
Accrued interest receivable	31,881	–	–	31,881	31,881
Liabilities:
Warehouse lines of credit	$120,286	$–	$–	$120,286	$120,286
Accrued interest payable	3,948	–	–	3,948	3,948
Securitization trust debt	2,082,040	–	–	2,103,416	2,103,416
Subordinated renewable notes	15,272	–	–	15,272	15,272

	As of December 31, 2016
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,936	$13,936	$–	$–	$13,936
Restricted cash and equivalents	112,754	112,754	–	–	112,754
Finance receivables, net	2,172,365	–	–	2,104,503	2,104,503
Accrued interest receivable	36,233	–	–	36,233	36,233
Liabilities:
Warehouse lines of credit	$103,358	$–	$–	$103,358	$103,358
Accrued interest payable	3,715	–	–	3,715	3,715
Securitization trust debt	2,080,900	–	–	2,138,892	2,138,892
Subordinated renewable notes	14,949	–	–	14,949	14,949

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of March 31, 2017 and December 31, 2016, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

Cash, Cash Equivalents and Restricted Cash and Equivalents

The carrying value equals fair value.

Finance Receivables, net

The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar receivables could be originated.

Accrued Interest Receivable and Payable

The carrying value approximates fair value.

Warehouse Lines of Credit and Subordinated Renewable Notes

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2017, we have originated a total of approximately $13.7 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
Three months ended March 31, 2017	229,641	2,323,218

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

Since 1994 we have conducted 73 term securitizations of automobile contracts that we originated. As of March 31, 2017, 18 of those securitizations are active and all but one are structured as secured financings. The exception is our September 2010 transaction, which is structured as a sale of the related contracts. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
Three months ended March 31, 2017	1	210,000

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of March 31, 2016, we had one such residual interest financing outstanding, which was repaid in full in November 2016.

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was renewed in August 2016, extending the revolving period to August 2018, and adding an amortization period through August 2019. In April 2015, we entered into a $100 million facility, with a revolving period extending to April 2017, followed by an amortization period to April 2019. That facility was renewed in April 2017, extending the revolving period to April 2019, followed by an amortization period to April 2021. In November 2015, we entered into a third $100 million facility, with a revolving period extending to November 2017, followed by an amortization period to November 2019.

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

In a securitization, the related special purpose subsidiary may be unable to release excess cash to us if the credit performance of the securitized automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of securitized automobile contracts could therefore have a material adverse effect on both our liquidity and results of operations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2017 we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2017 with the three months ended March 31, 2016

Revenues.

During the three months ended March 31, 2017, our revenues were $107.6 million, an increase of $6.9 million, or 6.9%, from the prior year revenue of $100.7 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2017 increased $7.9 million, or 8.2%, to $104.6 million from $96.7 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
Average balance for the three-month period	$2,311.8	$2,098.0

Ending balance for the period	$2,323.2	$2,141.3

In the three months ended March 31, 2017, other income of $3.0 million decreased by $963,000, or 24.2% compared to the prior year. The three-month period ended March 31, 2017 includes a decrease of $846,000 in revenue associated with direct mail and other related products and services that we offer to our dealers and a decrease of $75,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments and a decrease of $57,000 on payments to us for our interest in certain sold charge offs and acquired third-party portfolios. The decreases were somewhat offset by an increase of $15,000 in the remaining categories of other income.

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

Total operating expenses were $99.8 million for the three months ended March 31, 2017, compared to $88.4 million for the prior period, an increase of $11.4 million, or 12.9%. The increase is primarily due to the increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $2.6 million or 17.4%, to $17.8 million during the three months ended March 31, 2017, representing 17.8% of total operating expenses, from $15.1 million for the prior year, or 17.1% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments in conjunction with the increase in contract purchases. Since 2013, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$229.6	$312.3
Contracts purchased (units)	14,304	19,222
Managed portfolio outstanding (dollars)	$2,323.2	$2,141.7
Managed portfolio outstanding (units)	172,106	157,138

Number of Originations staff	212	233
Number of Marketing staff	124	110
Number of Servicing staff	548	497
Number of other staff	89	86
Total number of employees	973	926

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $6.9 million, an increase of $1.6 million, or 29.8% compared to the previous year and represented 6.9% of total operating expenses.

Interest expense for the three months ended March 31, 2017 increased by $4.3 million to $22.1 million, or 23.9% and represented 22.1% of total operating expenses, compared to $17.8 million in the previous year, when it was 20.2% of total operating expenses.

Interest on securitization trust debt increased by $5.3 million, or 36.0%, for the three months ended March 31, 2017 compared to the prior period. The average balance of securitization trust debt increased 11.8% to $2,168.0 million for the three months ended March 31, 2017 compared to $1,938.4 million for the three months ended March 31, 2016. In addition, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the three-month period ended March 31, 2017 was 3.7%, compared to 3.0% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.66%
January 2017	3.90%
April 2017	3.45%

Interest expense on subordinated renewable notes decreased by $64,000, or 17.6%. The decrease is due to a decrease in the average yield on our subordinated renewable notes to 7.8% for the three-month period ended March 31, 2017 compared to the prior year when the average yield on our subordinated renewable notes was 9.5%. In addition, the average balance decreased to $15.3 million for the three-month period ended March 31, 2017 compared to $15.4 million in the prior year period.

Interest expense on warehouse debt decreased by $714,000, or 29.5%, for the three months ended March 31, 2017 compared to the prior period. When possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,271,937	$104,575	18.4%	$2,057,010	$96,663	18.8%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit (3)	$52,409	1,708	13.2%	$97,364	2,422	10.0%
Residual interest financing	–	–	–	8,607	271	12.6%
Securitization trust debt	2,167,961	20,080	3.7%	1,938,397	14,764	3.0%
Subordinated renewable notes	15,312	300	7.8%	15,406	364	9.5%
	$2,235,682	22,088	4.0%	$2,059,774	17,821	3.5%
						$
Net interest income/spread	$	$82,487			$78,842
Net interest yield (4)	$		14.5%			15.3%
Ratio of average interest earning assets to average interest bearing liabilities	$		102%			100%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Interest expense includes deferred financing costs and non-utilization fees.

(4)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2017
	Compared to March 31, 2016
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$7,912	$10,100	$(2,188)
Interest Bearing Liabilities	$
Warehouse lines of credit	(714)	(1,142)	428
Residual interest financing	(271)	(271)	–
Securitization trust debt	5,316	1,748	3,568
Subordinated renewable notes	(64)	(2)	(62)
	4,267	333	3,934

Net interest income/spread	$3,645	$9,767	$(6,122)

The reduction in the annualized yield on our finance receivables for the three months ended March 31, 2017 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $47.2 million for the three months ended March 31, 2017, an increase of $3.0 million, or 6.7% compared to the prior year and represented 47.3% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses decreased by $710,000, or 15.2%, to $4.0 million during the three months ended March 31, 2017, compared to $4.7 million in the prior year period, and represented 4.0% of total operating expenses. For the three months ended March 31, 2017, we purchased 14,304 contracts representing $229.6 million in receivables compared to 19,222 contracts representing $312.3 million in receivables in the prior period.

Occupancy expenses increased by $578,000 or 53.4%, to $1.7 million compared to $1.1 million in the previous year and represented 1.7% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016.

Depreciation and amortization expenses increased by $53,000 or 30.0%, to $228,000 compared to $175,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended March 31, 2017, we recorded income tax expense of $3.3 million, representing a 42.5% effective income tax rate. In the prior year period, we recorded $5.0 million in income tax expense, representing a 41.0% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	March 31, 2017		March 31, 2016		December 31, 2016
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars In thousands)
Delinquency Experience
Gross servicing portfolio (1)	172,108	$2,323,214	157,123	$2,141,601	169,720	$2,308,058
Period of delinquency (2)
31-60 days	7,913	$109,652	6,512	$89,126	8,673	$116,073
61-90 days	3,426	45,377	2,563	32,817	3,998	52,403
91+ days	2,856	33,503	2,446	31,231	3,407	44,384
Total delinquencies (2)	14,195	188,532	11,521	153,174	16,078	212,860
Amount in repossession (3)	2,996	37,650	3,338	38,836	3,162	40,125
Total delinquencies and amount in repossession (2)	17,191	$226,182	14,859	$192,010	19,240	$252,985

Delinquencies as a percentage of gross servicing portfolio	8.2%	8.1%	7.3%	7.2%	9.5%	9.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	10.0%	9.7%	9.5%	9.0%	11.3%	11.0%

Extension Experience
Contracts with one extension, accruing (4)	34,649	$480,191	26,996	$364,919	34,354	$479,237
Contracts with two or more extensions, accruing (4)	34,812	468,778	19,700	260,810	30,450	407,631
	69,461	948,969	46,696	625,729	64,804	886,868

Contracts with one extension, non-accrual (4)	1,520	18,729	1,634	19,312	1,676	22,335
Contracts with two or more extensions, non-accrual (4)	1,970	24,380	1,425	17,574	1,999	25,617
	3,490	43,109	3,059	36,886	3,675	47,952

Total contracts with extensions	72,951	$992,078	49,755	$662,615	68,479	$934,820

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio

	March 31,	March 31,	December 31,
	2017	2016	2016
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,311,798	$2,098,261	$2,226,056
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.9%	7.6%	7.0%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2017 and March 31, 2016 percentages represent three months ended March 31, 2017 and March 31, 2016 annualized. December 31, 2016 represents 12 months ended December 31, 2016.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2017, for accounts that received extensions from 2008 through 2015 (2016 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2017	% Active or Paid Off at March 31, 2017	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,711	30.1%	20,058	56.4%	4,819	13.5%	19

2009	32,226	10,278	31.9%	16,165	50.2%	5,783	17.9%	17

2010	26,167	12,171	46.5%	11,997	45.8%	1,999	7.6%	19

2011	18,786	10,996	58.5%	6,858	36.5%	932	5.0%	19

2012	18,783	11,482	61.1%	6,505	34.6%	796	4.2%	17

2013	23,398	12,702	54.3%	9,720	41.5%	976	4.2%	18

2014	25,773	14,616	56.7%	10,331	40.1%	826	3.2%	16

2015	53,319	38,581	72.4%	13,656	25.6%	1,082	2.0%	12

  ______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 61.1% were either paid in full or active and performing at March 31, 2017. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016

Average number of extensions granted per month	7,939	5,137	6,741

Average number of outstanding accounts	170,888	153,908	163,050

Average monthly extensions as % of average outstandings	4.6%	3.3%	4.1%

______________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2017		March 31, 2016		December 31, 2016
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts with one extension	36,169	$498,920	28,630	$384,230	36,030	$501,572
Contracts with two extensions	19,386	264,968	13,231	176,756	17,800	242,216
Contracts with three extensions	9,904	132,569	5,416	70,631	8,794	116,929
Contracts with four extensions	4,917	64,452	1,886	23,957	4,032	52,368
Contracts with five extensions	1,946	24,120	506	6,078	1,426	17,190
Contracts with six extensions	629	7,049	86	963	397	4,545
	72,951	$992,078	49,755	$662,615	68,479	$934,820

Managed portfolio (excluding originated and owned by 3rd parties)	172,108	$2,323,214	157,123	$2,141,601	169,720	$2,308,058

______________________

Note: Table excludes portfolios originated and owned by third parties

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

Liquidity and Capital Resources

Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from the proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitization transactions and their related spread accounts. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit, securitization transactions and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire and borrow against automobile contracts.

Net cash provided by operating activities for the three-month period ended March 31, 2017 was $62.2 million, an increase of $1.7 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2016 of $60.5 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. For the three months ended March 31, 2017, our net income excluding provisions for credit losses was $51.6 million, or $236,000 more than our net income excluding provisions for credit losses for the three months ended March 31, 2016.

Net cash used in investing activities for the three-month period ended March 31, 2017 was $77.9 million compared to net cash used in investing activities of $170.8 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to originations of automobile contracts. Originations of finance receivables held for investment were $229.6 million and $312.3 million during the first three months of 2017 and 2016, respectively.

Net cash provided by financing activities for the three months ended March 31, 2017 was $13.8 million compared to net cash provided by financing activities of $107.2 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2017, we issued $206.3 million in new securitization trust debt compared to $329.5 million in the same period of 2016. In addition, we repaid $205.3 million in securitization trust debt in the three months ended March 31, 2017 compared to repayments of securitization trust debt of $192.6 million in the prior year period. In the three months ended March 31, 2017, we had net advances on warehouse lines of credit of $16.5 million, compared to net repayments of $24.2 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2017, we had unrestricted cash of $12.1 million and $178.6 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2017 we had approximately $20.6 million of such eligible collateral. During the three-month period ended March 31, 2017, we completed one securitization aggregating $206.3 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2017, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2017, we had approximately $2,217.6 million of debt outstanding. Such debt consisted primarily of $2,082.0 million of securitization trust debt and $120.3 million of warehouse lines of credit. Our securitization trust debt has increased by $213.6 million while our warehouse lines of credit have decreased by $52.0 million since March 31, 2016 (each net of deferred financing costs). As of March 31, 2016 our debt included $8.3 million of residual interest financing which was repaid in full in November 2016. Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $15.3 million in subordinated renewable notes outstanding at both March 31, 2017 and 2016.

Our recent operating results include pre-tax earnings of $7.8 million for the three months ended March 31, 2017 and $49.7 million, $61.4 million, $52.2 million, $37.2 million and $9.2 for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 7, 2017. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2017, we had approximately $2,217.6 million of debt outstanding. Such debt consisted primarily of $2,082.0 million of securitization trust debt and $120.3 million of warehouse lines of credit. Our securitization trust debt has increased by $213.6 million while our warehouse lines of credit have decreased by $52.0 million since March 31, 2016 (each net of deferred financing costs). As of March 31, 2016 our debt included $8.3 million of residual interest financing which was repaid in full in November 2016. Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $15.3 million in subordinated renewable notes outstanding at both March 31, 2017 and 2016. Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	changes in general economic conditions;
•	our ability or inability to obtain necessary financing, and the terms of any such financing;
•	changes in interest rates, especially as applicable to securitization trust debt;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of future provisioning for receivables losses;
•	the levels of actual losses on receivables; and
•	regulatory requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we repurchased 561,617 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

January 2017	80,800	$4.95	80,800	$4,297,029
February 2017	107,605	$5.04	107,605	$3,755,000
March 2017	373,212	$4.91	373,212	$1,924,234
Total	561,617	$4.94	561,617

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2017, our board of directors had authorized the purchase of up to $54.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the program announced in March 2003, which has no fixed expiration date. Our board of directors in May 2016 increased the aggregate authorization by $10 million from $44.5 million to $54.5 million.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.

32	Section 1350 Certifications.*

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

Date: May 3, 2017

By: /s/   CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

Date: May 3, 2017

By: /s/   JEFFREY P. FRITZ

Jeffrey P. Fritz

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

