Form 10-Q
period 2017-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2017-07-31
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [_]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of July 26, 2017 the registrant had 22,732,017 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34
	Signatures	35

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$15,810	$13,936
Restricted cash and equivalents	118,298	112,754

Finance receivables	2,314,522	2,267,943
Less: Allowance for finance credit losses	(107,315)	(95,578)
Finance receivables, net	2,207,207	2,172,365

Furniture and equipment, net	2,094	2,017
Deferred tax assets, net	45,198	42,845
Accrued interest receivable	36,952	36,233
Other assets	22,237	30,252
	$2,447,796	$2,410,402

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$25,204	$24,977
Warehouse lines of credit	131,272	103,358
Securitization trust debt	2,081,989	2,080,900
Subordinated renewable notes	16,080	14,949
	2,254,545	2,224,184
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,883,867 and 23,587,126 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	75,109	77,128
Retained earnings	124,824	115,772
Accumulated other comprehensive loss	(6,682)	(6,682)
	193,251	186,218

	$2,447,796	$2,410,402

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Interest income	$107,485	$101,709	$212,060	$198,372
Other income	2,587	3,224	5,610	7,210
	110,072	104,933	217,670	205,582

Expenses:
Employee costs	17,572	15,678	35,352	30,822
General and administrative	6,819	6,569	13,741	11,900
Interest	23,236	19,727	45,324	37,548
Provision for credit losses	48,550	44,423	95,717	88,619
Marketing	3,990	4,731	7,950	9,401
Occupancy	1,733	1,288	3,394	2,371
Depreciation and amortization	220	192	448	367
	102,120	92,608	201,926	181,028
Income before income tax expense	7,952	12,325	15,744	24,554
Income tax expense	3,380	5,053	6,692	10,068
Net income	$4,572	$7,272	$9,052	$14,486

Earnings per share:
Basic	$0.20	$0.30	$0.39	$0.58
Diluted	0.17	0.25	0.32	0.49

Number of shares used in computing earnings per share:
Basic	23,076	24,538	23,296	24,917
Diluted	27,602	29,111	28,024	29,632

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$4,572	$7,272	$9,052	$14,486

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$4,572	$7,272	$9,052	$14,486

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$9,052	$14,486
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	152	(2,114)
Amortization of discount on securitization trust debt	–	20
Depreciation and amortization	448	367
Amortization of deferred financing costs	4,367	4,129
Provision for credit losses	95,717	88,619
Stock-based compensation expense	2,622	2,595
Changes in assets and liabilities:
Accrued interest receivable	(719)	(2,051)
Deferred tax assets, net	(2,353)	(2,753)
Other assets	5,172	1,032
Accounts payable and accrued expenses	227	9,000
Net cash provided by operating activities	114,685	113,330

Cash flows from investing activities:
Purchases of finance receivables held for investment	(463,546)	(631,412)
Payments received on finance receivables held for investment	332,835	326,176
Payments received on receivables portfolio at fair value	4	48
Change in repossessions held in inventory	2,839	2,192
Change in restricted cash and cash equivalents, net	(5,544)	(9,214)
Purchase of furniture and equipment	(525)	(444)
Net cash used in investing activities	(133,937)	(312,654)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	431,490	662,150
Proceeds from issuance of subordinated renewable notes	2,340	904
Payments on subordinated renewable notes	(1,209)	(785)
Net advances of warehouse lines of credit	28,029	(29,853)
Repayments of residual interest financing debt	–	(1,587)
Repayment of securitization trust debt	(430,750)	(424,155)
Payment of financing costs	(4,133)	(4,645)
Purchase of common stock	(5,379)	(6,323)
Exercise of options and warrants	738	48
Net cash provided by financing activities	21,126	195,754
Increase (decrease) in cash and cash equivalents	1,874	(3,570)
Cash and cash equivalents at beginning of period	13,936	19,322
Cash and cash equivalents at end of period	$15,810	$15,752

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40,579	$32,746
Income taxes	$3,302	$3,784

\

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six month period ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Direct mail revenues	$1,634	$2,378	$3,633	$5,222
Convenience fee revenue	510	460	1,080	1,105
Recoveries on previously charged-off contracts	138	122	324	365
Sales tax refunds	215	202	412	401
Other	90	62	161	117
Other income for the period	$2,587	$3,224	$5,610	$7,210

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of June 30, 2017.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2017, we recorded stock-based compensation costs in the amount of $1.3 million and $2.6 million, respectively. These stock-based compensation costs were $1.2 million and $2.6 million for the three and six months ended June 30, 2016. As of June 30, 2017, unrecognized stock-based compensation costs to be recognized over future periods equaled $9.0 million. This amount will be recognized as expense over a weighted-average period of 2.2 years.

The following represents stock option activity for the six months ended June 30, 2017:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	12,595	$4.56	N/A
Granted	1,470	4.35	N/A
Exercised	(429)	1.72	N/A
Forfeited	(178)	5.67	N/A
Options outstanding at the end of period	13,458	$4.61	4.85 years

Options exercisable at the end of period	8,475	$4.36	4.37 years

At June 30, 2017, the aggregate intrinsic value of options outstanding and exercisable was $13.4 million and $11.6 million, respectively. There were 429,300 options exercised for the six months ended June 30, 2017 compared to 29,200 for the comparable period in 2016. The total intrinsic value of options exercised was $1.3 million and $91,000 for the six-month periods ended June 30, 2017 and 2016. There were 2.4 million shares available for future stock option grants under existing plans as of June 30, 2017.

Purchases of Company Stock

During the six-month period ended June 30, 2017, we purchased 1.1 million shares of our common stock, at an average price of $4.75. We purchased 1,102,410 shares of our stock in the open market at an average price of $4.74. The remaining purchases of 30,149 shares were related to net exercises of outstanding options. In transactions during the six-month period ended June 30, 2017, the holders of options to purchase 60,000 shares of our common stock paid the aggregate $149,000 exercise price by surrender to us of 30,149 of such 60,000 shares.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2017, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We record at each measurement date, most recently as of June 30, 2017, our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2017	2016
Finance receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$2,310,103	$2,266,619
Unearned acquisition fees and originations costs	4,419	1,324
Finance receivables	$2,314,522	$2,267,943

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands)
Delinquency Status
Current	$2,115,708	$2,053,759
31 - 60 days	121,354	116,073
61 - 90 days	49,094	52,404
91 + days	23,947	44,383
	$2,310,103	$2,266,619

Finance receivables totaling $23.9 million and $44.4 million at June 30, 2017 and December 31, 2016, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Balance at beginning of period	$99,255	$79,867	$95,578	$75,603
Provision for credit losses on finance receivables	48,550	44,423	95,717	88,619
Charge-offs	(48,474)	(41,901)	(98,773)	(87,834)
Recoveries	7,984	7,779	14,793	13,780
Balance at end of period	$107,315	$90,168	$107,315	$90,168

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

	June 30,	December 31,
	2017	2016
	(In thousands)
Gross balance of repossessions in inventory	$31,382	$40,069
Allowance for losses on repossessed inventory	(23,076)	(28,924)
Net repossessed inventory included in other assets	$8,306	$11,145

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2017 (2)	Principal	2017	2016	2017
	(Dollars in thousands)
CPS 2012-C	December 2019	$–	$147,000	$–	$14,421	–
CPS 2012-D	March 2020	–	160,000	–	17,865	–
CPS 2013-A	June 2020	21,277	185,000	19,482	28,661	1.72%
CPS 2013-B	September 2020	29,141	205,000	26,540	37,570	2.15%
CPS 2013-C	December 2020	35,387	205,000	34,653	46,830	5.23%
CPS 2013-D	March 2021	35,962	183,000	34,333	46,345	4.52%
CPS 2014-A	June 2021	43,308	180,000	41,114	54,988	3.83%
CPS 2014-B	September 2021	59,344	202,500	58,167	75,140	3.35%
CPS 2014-C	December 2021	93,080	273,000	91,285	116,280	3.53%
CPS 2014-D	March 2022	101,294	267,500	100,325	127,307	3.74%
CPS 2015-A	June 2022	109,649	245,000	108,821	134,466	3.29%
CPS 2015-B	September 2022	126,623	250,000	125,584	153,893	3.27%
CPS 2015-C	December 2022	172,332	300,000	171,144	207,636	3.74%
CPS 2016-A	March 2023	220,103	329,460	218,351	262,260	4.07%
CPS 2016-B	June 2023	247,067	332,690	240,209	284,752	4.11%
CPS 2016-C	September 2023	250,358	318,500	244,183	285,618	3.65%
CPS 2016-D	December 2023	180,742	206,325	175,822	200,221	2.90%
CPS 2017-A	April 2024	193,575	206,320	187,641	–	3.08%
CPS 2017-B	September 2024	223,593	225,170	217,340	–	2.74%
		$2,142,835	$4,421,465	$2,094,994	$2,094,253

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $445.5 million in 2017, $740.9 million in 2018, $479.2 million in 2019, $272.5 million in 2020, $127.2 million in 2021, $16.7 million in 2022.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $13.0 million and $13.4 million as of June 30, 2017 and December 31, 2016, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of June 30, 2017, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2017, restricted cash under the various agreements totaled approximately $118.3 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at June 30, 2017 and December 31, 2016 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2017	2016
			(In thousands)
Description	Interest Rate	Revolving Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$60,602	$64,352

	5.50% over one month Libor (Minimum 6.25%)	August 2018	41,539	26,445

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2017	30,853	14,168

Subordinated renewable notes	Weighted average rate of 7.55% and 7.50% at June 30, 2017 and December 31, 2016 , respectively	Weighted average maturity of July 2019 and January 2019 at June 30, 2017 and December 31, 2016, respectively	16,080	14,949

			$149,074	$119,914

Debt issuance costs of $1.7 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2017, we renewed our $100 million warehouse credit line that was first established in May 2012. There was $60.6 million outstanding under this facility at June 30, 2017. The revolving period for this facility was extended to April 2019 followed by an amortization period through April 2021 for any receivables pledged at the end of the revolving period.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Interest on finance receivables	$107,344	$101,624	$211,840	$198,252
Other interest income	141	85	220	120
Interest income	$107,485	$101,709	$212,060	$198,372

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Securitization trust debt	$20,537	$16,875	$40,617	$31,639
Warehouse lines of credit	2,379	2,244	4,087	4,666
Residual interest financing	–	245	–	516
Subordinated renewable notes	320	363	620	727
Interest expense	$23,236	$19,727	$45,324	$37,548

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2017 and 2016 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	23,076	24,538	23,296	24,917
Incremental common shares attributable to exercise of outstanding options and warrants	4,526	4,573	4,728	4,715
Weighted average number of common shares used to compute diluted earnings per share	27,602	29,111	28,024	29,632

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2017 would have included an additional 8.7 million and 7.0 million shares, respectively attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2016, an additional 7.9 million and 7.4 million shares, respectively, would be included in the diluted earnings per share calculation.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

As of June 30, 2017 and December 31, 2016, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $45.2 million as of June 30, 2017 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $45.2 million consists of approximately $38.4 million of net U.S. federal deferred tax assets and $6.8 million of net state deferred tax assets.

Income tax expense was $3.4 million and $6.7 million for the three months and six months ended June 30, 2017 and represents an effective income tax rate of 43%, compared to income tax expense of $5.1 million and $10.1 million for the three and six months ended June 30, 2016, and represents an effective income tax rate of and 41%.

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

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014 and 2015. Among other matters, the subpoena requested information relating to the underwriting criteria used to originate these automobile contracts and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. In response to the January 2015 subpoena we produced documents in March 2015, September 2016 and July 2017. We are unaware of any material developments in the government’s investigation subsequent to its initiation. The investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters referenced above. We record at each measurement date, most recently as of June 30, 2017, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of June 30, 2017 does not exceed $1 million.

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

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and six-month periods ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	214	221	428	442
Expected return on assets	(287)	(300)	(574)	(600)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	101	138	202	276
Net periodic cost (benefit)	$28	$59	$56	$118

We did not make any contributions to the Plan during the six-month periods ended June 30, 2017 and 2016. We do not anticipate making any contributions for the remainder of 2017.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2017 the finance receivables related to the repossessed vehicles in inventory totaled $31.4 million. We have applied a valuation adjustment, or loss allowance, of $23.1 million, which is based on a recovery rate of approximately 26%, resulting in an estimated fair value and carrying amount of $8.3 million. The fair value and carrying amount of the repossessed inventory at December 31, 2016 was $11.1 million after applying a valuation adjustment of $28.9 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months ended June 30, 2017 and 2016. We have no material level 3 assets that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at June 30, 2017 and December 31, 2016, were as follows:

	As of June 30, 2017
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$15,810	$15,810	$–	$–	$15,810
Restricted cash and equivalents	118,298	118,298	–	–	118,298
Finance receivables, net	2,207,207	–	–	2,155,855	2,155,855
Accrued interest receivable	36,952	–	–	36,952	36,952
Liabilities:
Warehouse lines of credit	$131,272	$–	$–	$131,272	$131,272
Accrued interest payable	4,094	–	–	4,094	4,094
Securitization trust debt	2,081,989	–	–	2,098,115	2,098,115
Subordinated renewable notes	16,080	–	–	16,080	16,080

	As of December 31, 2016
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,936	$13,936	$–	$–	$13,936
Restricted cash and equivalents	112,754	112,754	–	–	112,754
Finance receivables, net	2,172,365	–	–	2,104,503	2,104,503
Accrued interest receivable	36,233	–	–	36,233	36,233
Liabilities:
Warehouse lines of credit	$103,358	$–	$–	$103,358	$103,358
Accrued interest payable	3,715	–	–	3,715	3,715
Securitization trust debt	2,080,900	–	–	2,138,892	2,138,892
Subordinated renewable notes	14,949	–	–	14,949	14,949

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of June 30, 2017 and December 31, 2016, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2017, we have originated a total of approximately $13.9 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
Six months ended June 30, 2017	463,546	2,343,303

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

Since 1994 we have conducted 74 term securitizations of automobile contracts that we originated. As of June 30, 2017, 17 of those securitizations are active and all are structured as secured financings. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
Six months ended June 30, 2017	2	440,000

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2017, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2017 with the three months ended June 30, 2016

Revenues.  During the three months ended June 30, 2017, our revenues were $110.1 million, an increase of $5.1 million, or 4.9%, from the prior year revenue of $104.9 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2017 increased $5.7 million, or 5.7%, to $107.5 million from $101.7 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the three months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
Average balance for the three-month period	$2,340.2	$2,216.6

Ending balance for the period	$2,343.3	$2,253.7

In the three months ended June 30, 2017, other income of $2.6 million decreased by $637,000, or 19.8% compared to the prior year. The three-month period ended June 30, 2017 includes a decrease of $744,000 in revenue associated with direct mail and other related products and services that we offer to our dealers. That decrease was somewhat offset by an increase of $50,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments, an increase of $44,000 on payments to us for our interest in certain sold charge offs and acquired third-party portfolios and an increase of $13,000 on sales tax refunds.

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

Total operating expenses were $102.1 million for the three months ended June 30, 2017, compared to $92.6 million for the prior period, an increase of $9.5 million, or 10.3%. The increase is primarily due to the increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $1.9 million or 12.1%, to $17.6 million during the three months ended June 30, 2017, representing 17.2% of total operating expenses, from $15.7 million for the prior year, or 16.9% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$233.9	$319.1
Contracts purchased (units)	14,244	19,316
Managed portfolio outstanding (dollars)	$2,343.3	$2,253.7
Managed portfolio outstanding (units)	173,598	164,403

Number of Originations staff	209	231
Number of Marketing staff	117	106
Number of Servicing staff	565	530
Number of other staff	93	90
Total number of employees	984	957

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $6.8 million, an increase of $251,000, or 3.8% compared to the previous year and represented 6.7% of total operating expenses.

Interest expense for the three months ended June 30, 2017 increased by $3.5 million to $23.2 million, or 17.8% and represented 22.8% of total operating expenses, compared to $19.7 million in the previous year, when it was 21.3% of total operating expenses.

Interest on securitization trust debt increased by $3.7 million, or 21.7%, for the three months ended June 30, 2017 compared to the prior period. The average balance of securitization trust debt increased 5.9% to $2,168.0 million for the three months ended June 30, 2017 compared to $2,047.6 million for the three months ended June 30, 2016. In addition, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the three-month period ended June 30, 2017 was 3.8%, compared to 3.3% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.66%
January 2017	3.90%
April 2017	3.45%

Interest expense on subordinated renewable notes decreased by $42,000, or 11.7%. The decrease is due to a decrease in the average yield on our subordinated renewable notes to 7.9% for the three-month period ended June 30, 2017 compared to the prior year when the average yield on our subordinated renewable notes was 9.5%. The decrease in the average yield on our subordinated renewable notes offset an increase in the average balance of $859,000, or 5.6%, for the three months ended June 30, 2017 compared to the prior period.

Interest expense on warehouse debt increased by $135,000, or 6.0%, for the three months ended June 30, 2017 compared to the prior period. When possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,306,632	$107,485	18.6%	$2,182,203	$101,709	18.7%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit (3)	$72,404	2,379	13.2%	$84,564	2,244	10.6%
Residual interest financing	–	–	–	7,770	246	12.7%
Securitization trust debt	2,167,971	20,537	3.8%	2,047,621	16,874	3.3%
Subordinated renewable notes	16,180	320	7.9%	15,321	363	9.5%
	$2,256,555	23,236	4.1%	$2,155,276	19,727	3.7%
						$
Net interest income/spread	$	$84,249			$81,982
Net interest yield (4)	$		14.5%			15.0%

Ratio of average interest earning assets to average interest bearing liabilities	$		102%			101%

____________________________________

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Interest expense includes deferred financing costs and non-utilization fees.

(4)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2017
	Compared to June 30, 2016
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$5,776	$6,353	$(577)

Interest Bearing Liabilities	$
Warehouse lines of credit	135	(329)	464
Residual interest financing	(246)	(246)	–
Securitization trust debt	3,663	992	2,671
Subordinated renewable notes	(43)	20	(63)
	3,509	437	3,072
Net interest income/spread	$2,267	$5,916	$(3,649)

The reduction in the annualized yield on our finance receivables for the three months ended June 30, 2017 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $48.6 million for the three months ended June 30, 2017, an increase of $4.1 million, or 9.3% compared to the prior year and represented 47.5% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses decreased by $741,000, or 15.7%, to $4.0 million during the three months ended June 30, 2017, compared to $4.7 million in the prior year period, and represented 3.9% of total operating expenses. For the three months ended June 30, 2017, we purchased 14,244 contracts representing $233.9 million in receivables compared to 19,316 contracts representing $319.1 million in receivables in the prior period.

Occupancy expenses increased by $444,000 or 34.5%, to $1.7 million compared to $1.3 million in the previous year and represented 1.7% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016. In May 2017, we acquired additional office space in Las Vegas, Nevada.

Depreciation and amortization expenses increased by $29,000 or 15.1%, to $220,000 compared to $192,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended June 30, 2017, we recorded income tax expense of $3.4 million, representing a 42.5% effective income tax rate. In the prior year period, we recorded $5.1 million in income tax expense, representing a 41.0% effective income tax rate.

Comparison of Operating Results for the six months ended June 30, 2017 with the six months ended June 30, 2016

Revenues.  During the six months ended June 30, 2017, our revenues were $217.7 million, an increase of $12.1 million, or 5.9%, from the prior year revenue of $205.6 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2017 increased $13.7 million, or 6.9%, to $212.1 million from $198.4 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
Average balance for the six-month period	$2,326.0	$2,157.3

Ending balance for the period	$2,343.3	$2,253.7

In the six months ended June 30, 2017, other income of $5.6 million decreased by $1.6 million, or 22.2% compared to the prior year. The six-month period ended June 30, 2017 includes a decrease of $1.6 million in revenue associated with direct mail and other related products and services that we offer to our dealers. We also incurred a decrease of $25,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments, an increase of $14,000 on payments to us for our interest in certain sold charge offs and acquired third-party portfolios and an increase of $11,000 on sales tax refunds.

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

Total operating expenses were $201.9 million for the six months ended June 30, 2017, compared to $181.0 million for the prior period, an increase of $20.9 million, or 11.5%. The increase is primarily due to the increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $4.5 million or 14.7%, to $35.4 million during the six months ended June 30, 2017, representing 17.5% of total operating expenses, from $30.8 million for the prior year, or 17.0% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$463.5	$631.4
Contracts purchased (units)	28,548	38,538
Managed portfolio outstanding (dollars)	$2,343.3	$2,253.7
Managed portfolio outstanding (units)	173,598	164,403

Number of Originations staff	209	231
Number of Marketing staff	117	106
Number of Servicing staff	565	530
Number of other staff	93	90
Total number of employees	984	957

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $13.7 million, an increase of $1.8 million, or 15.5% compared to the previous year and represented 6.8% of total operating expenses.

Interest expense for the six months ended June 30, 2017 increased by $7.8 million to $45.3 million, or 20.7% and represented 22.4% of total operating expenses, compared to $37.5 million in the previous year, when it was 20.7% of total operating expenses.

Interest on securitization trust debt increased by $9.0 million, or 28.4%, for the six months ended June 30, 2017 compared to the prior period. The average balance of securitization trust debt increased 8.8% to $2,168.0 million for the six months ended June 30, 2017 compared to $1,993.0 million for the six months ended June 30, 2016. In addition, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the six-month period ended June 30, 2017 was 3.7%, compared to 3.2% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.66%
January 2017	3.90%
April 2017	3.45%

Interest expense on subordinated renewable notes decreased by $106,000, or 14.6%. The decrease is due to a decrease in the average yield on our subordinated renewable notes to 7.9% for the six-month period ended June 30, 2017 compared to the prior year when the average yield on our subordinated renewable notes was 9.5%. The decrease in the average yield on our subordinated renewable notes offset an increase in the average balance of $382,000, or 2.5%, for the six months ended June 30, 2017 compared to the prior period.

Interest expense on warehouse debt decreased by $579,000, or 12.4%, for the six months ended June 30, 2017 compared to the prior period. When possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017			2016
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,289,285	$212,060	18.5%	$2,119,581	$198,372	18.7%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit (3)	$62,462	4,087	13.2%	$91,415	4,666	10.2%
Residual interest financing	–	–	–	8,188	516	12.6%
Securitization trust debt	2,167,966	40,617	3.7%	1,993,009	31,639	3.2%
Subordinated renewable notes	15,746	620	7.9%	15,364	727	9.5%
	$2,246,174	45,324	4.0%	$2,107,976	37,548	3.6%
						$
Net interest income/spread	$	$166,736			$160,824
Net interest yield (4)	$		14.5%			15.2%

Ratio of average interest earning assets to average interest bearing liabilities	$		102%			101%

____________________________________

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Interest expense includes deferred financing costs and non-utilization fees.

(4)  Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2017
	Compared to June 30, 2016
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$13,688	$15,977	$(2,289)

Interest Bearing Liabilities	$
Warehouse lines of credit	(579)	(1,512)	933
Residual interest financing	(516)	(516)	–
Securitization trust debt	8,978	2,777	6,201
Subordinated renewable notes	(107)	18	(125)
	7,776	767	7,009
Net interest income/spread	$5,912	$15,210	$(9,298)

The reduction in the annualized yield on our finance receivables for the six months ended June 30, 2017 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $95.7 million for the six months ended June 30, 2017, an increase of $7.1 million, or 8.0% compared to the prior year and represented 47.4% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses decreased by $1.5 million, or 15.4%, to $8.0 million during the six months ended June 30, 2017, compared to $9.4 million in the prior year period, and represented 3.9% of total operating expenses. For the six months ended June 30, 2017, we purchased 28,548 contracts representing $463.5 million in receivables compared to 38,538 contracts representing $631.4 million in receivables in the prior period.

Occupancy expenses increased by $1.0 million or 43.1%, to $3.4 million compared to $2.4 million in the previous year and represented 1.7% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016. In May 2017, we acquired additional office space in Las Vegas, Nevada.

Depreciation and amortization expenses increased by $81,000 or 22.2%, to $448,000 compared to $367,000 in the previous year and represented 0.2% of total operating expenses.

For the six months ended June 30, 2017, we recorded income tax expense of $6.7 million, representing a 42.5% effective income tax rate. In the prior year period, we recorded $10.1 million in income tax expense, representing a 41.0% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	June 30, 2017		June 30, 2016		December 31, 2016
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	173,597	$2,343,297	164,392	$2,141,601	169,720	$2,308,058
Period of delinquency (2)
31-60 days	8,877	$121,354	6,710	$89,126	8,673	$116,073
61-90 days	3,722	49,094	2,961	32,817	3,998	52,403
91+ days	1,907	23,947	2,577	31,231	3,407	44,384
Total delinquencies (2)	14,506	194,395	12,248	153,174	16,078	212,860
Amount in repossession (3)	2,465	31,383	2,690	38,836	3,162	40,125
Total delinquencies and amount in repossession (2)	16,971	$225,778	14,938	$192,010	19,240	$252,985

Delinquencies as a percentage of gross servicing portfolio	8.4%	8.3%	7.5%	7.2%	9.5%	9.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	9.8%	9.6%	9.1%	9.0%	11.3%	11.0%

Extension Experience
Contracts with one extension, accruing (4)	32,871	$449,931	28,330	$385,978	34,354	$479,237

Contracts with two or more extensions, accruing (4)	42,732	583,364	22,001	291,921	30,450	407,631
	75,603	1,033,295	50,331	677,899	64,804	886,868

Contracts with one extension, non-accrual (4)	1,184	14,863	1,463	18,519	1,676	22,335
Contracts with two or more extensions, non-accrual (4)	1,671	21,896	1,463	18,808	1,999	25,617
	2,855	36,759	2,926	37,327	3,675	47,952
Total contracts with extensions	78,458	$1,070,054	53,257	$715,226	68,479	$934,820

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio

	June 30,	June 30,	December 31,
	2017	2016	2016
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,326,008	$2,157,554	$2,226,056
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.8%	7.2%	7.0%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2017 and June 30, 2016 percentages represent six months ended June 30, 2017 and June 30, 2016 annualized. December 31, 2016 represents 12 months ended December 31, 2016.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2017, for accounts that received extensions from 2008 through 2015 (2016 and 2017 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2017	% Active or Paid Off at June 30, 2017	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19

2009	32,226	10,278	31.9%	16,165	50.2%	5,783	17.9%	17

2010	26,167	12,169	46.5%	11,999	45.9%	1,999	7.6%	19

2011	18,786	10,989	58.5%	6,865	36.5%	932	5.0%	19

2012	18,783	11,455	61.0%	6,532	34.8%	796	4.2%	17

2013	23,398	12,476	53.3%	9,946	42.5%	976	4.2%	19

2014	25,773	14,023	54.4%	10,924	42.4%	826	3.2%	17

2015	53,319	36,584	68.6%	15,653	29.4%	1,082	2.0%	13

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 61.0% were either paid in full or active and performing at June 30, 2017. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2016

Average number of extensions granted per month	9,598	5,274	6,741

Average number of outstanding accounts	172,121	158,035	163,050

Average monthly extensions as % of average outstandings	5.6%	3.3%	4.1%

______________________

Note: Table excludes portfolios originated and owned by third parties

	June 30, 2017		June 30, 2016		December 31, 2016
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	34,055	$464,795	29,793	$404,497	36,030	$501,572
Contracts with two extensions	22,108	307,357	13,942	187,305	17,800	242,216
Contracts with three extensions	12,130	165,846	6,267	82,626	8,794	116,929
Contracts with four extensions	6,247	83,349	2,423	30,826	4,032	52,368
Contracts with five extensions	2,846	36,404	693	8,346	1,426	17,190
Contracts with six extensions	1,072	12,303	139	1,626	397	4,545
	78,458	$1,070,054	53,257	$715,226	68,479	$934,820

Managed portfolio (excluding originated and owned by 3rd parties)	173,597	$2,343,297	164,392	$2,253,686	169,720	$2,308,058

________________________

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

Net cash provided by operating activities for the six-month period ended June 30, 2017 was $114.7 million, an increase of $1.4 million, compared to net cash provided by operating activities for the six-month period ended June 30, 2016 of $113.3 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. For the six months ended June 30, 2017, our net income excluding provisions for credit losses was $104.8 million, or $1.7 million more than our net income excluding provisions for credit losses for the six months ended June 30, 2016.

Net cash used in investing activities for the six-month period ended June 30, 2017 was $133.9 million compared to net cash used in investing activities of $312.7 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to originations of automobile contracts. Originations of finance receivables held for investment were $463.5 million and $631.4 million during the first six months of 2017 and 2016, respectively.

Net cash provided by financing activities for the six months ended June 30, 2017 was $21.1 million compared to net cash provided by financing activities of $195.8 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2017, we issued $431.5 million in new securitization trust debt compared to $662.2 million in the same period of 2016. In addition, we repaid $430.8 million in securitization trust debt in the six months ended June 30, 2017 compared to repayments of securitization trust debt of $424.2 million in the prior year period. In the six months ended June 30, 2017, we had net advances on warehouse lines of credit of $28.0 million, compared to net repayments of $29.9 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2017, we had unrestricted cash of $15.8 million and $167.0 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2017, we had approximately $19.2 million of such eligible collateral. During the six-month period ended June 30, 2017, we completed two securitizations aggregating $431.5 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2017, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2017, we had approximately $2,229.3 million of debt outstanding. Such debt consisted primarily of $2,082.0 million of securitization trust debt and $131.3 million of warehouse lines of credit. Our securitization trust debt has increased by $125.4 million while our warehouse lines of credit have decreased by $33.8 million since June 30, 2016 (each net of deferred financing costs). As of June 30, 2016, our debt included $8.3 million of residual interest financing which was repaid in full in November 2016. Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $16.1 million and $15.3 million in subordinated renewable notes outstanding at June 30, 2017 and 2016, respectively.

Our recent operating results include pre-tax earnings of $15.7 million for the six months ended June 30, 2017 and $49.7 million, $61.4 million, $52.2 million, $37.2 million and $9.2 for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2017, we had approximately $2,229.3 million of debt outstanding. Such debt consisted primarily of $2,082.0 million of securitization trust debt and $131.3 million of warehouse lines of credit. Our securitization trust debt has increased by $125.4 million while our warehouse lines of credit have decreased by $33.8 million since June 30, 2016 (each net of deferred financing costs). As of June 30, 2016, our debt included $8.3 million of residual interest financing which was repaid in full in November 2016. Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $16.1 million and $15.3 million in subordinated renewable notes outstanding at June 30, 2017 and 2016, respectively. Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we repurchased 540,793 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

April 2017	142,500	$4.65	142,500	$1,262,068
May 2017	179,600	$4.62	179,600	$10,432,825
June 2017	218,693	$4.42	218,693	$9,467,096
Total	540,793	$4.54	540,793

____________________

(1)	Each monthly period is the calendar month.
(2)	Through June 30, 2017, our board of directors had authorized the purchase of up to $64.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the program announced in March 2003, which has no fixed expiration date. Our board of directors in May 2017 increased the aggregate authorization by $10 million from $54.5 million to $64.5 million.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 31, 2017
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2017

By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

