Form 10-Q
period 2017-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2017-11-03
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of October 30, 2017 the registrant had 21,775,158 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6.	Exhibits	38
	Signatures	39

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$12,038	$13,936
Restricted cash and equivalents	115,026	112,754

Finance receivables	2,317,727	2,267,943
Less: Allowance for finance credit losses	(108,619)	(95,578)
Finance receivables, net	2,209,108	2,172,365

Furniture and equipment, net	1,910	2,017
Deferred tax assets, net	47,652	42,845
Accrued interest receivable	42,148	36,233
Other assets	22,503	30,252
	$2,450,385	$2,410,402

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$29,262	$24,977
Warehouse lines of credit	106,632	103,358
Securitization trust debt	2,103,567	2,080,900
Subordinated renewable notes	16,229	14,949
	2,255,690	2,224,184
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,868,887 and 23,587,126 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	71,889	77,128
Retained earnings	129,488	115,772
Accumulated other comprehensive loss	(6,682)	(6,682)
	194,695	186,218
	$2,450,385	$2,410,402

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Interest income	$107,014	$105,376	$319,074	$303,748
Other income	2,474	3,140	8,084	10,351
	109,488	108,516	327,158	314,099

Expenses:
Employee costs	18,455	16,688	53,807	47,510
General and administrative	6,355	6,316	20,096	18,216
Interest	23,317	20,893	68,641	58,442
Provision for credit losses	47,336	46,262	143,053	134,881
Marketing	3,807	4,463	11,757	13,864
Occupancy	1,865	1,237	5,258	3,608
Depreciation and amortization	244	202	692	568
	101,379	96,061	303,304	277,089
Income before income tax expense	8,109	12,455	23,854	37,010
Income tax expense	3,446	5,107	10,138	15,175
Net income	$4,663	$7,348	$13,716	$21,835

Earnings per share:
Basic	$0.21	$0.31	$0.60	$0.89
Diluted	0.17	0.26	0.50	0.75

Number of shares used in computing earnings per share:
Basic	22,473	23,894	23,019	24,574
Diluted	26,779	28,503	27,606	29,253

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$4,663	$7,348	$13,716	$21,835

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$4,663	$7,348	$13,716	$21,835

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,716	$21,835
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	619	(2,686)
Amortization of discount on securitization trust debt	–	20
Depreciation and amortization	692	568
Amortization of deferred financing costs	6,559	6,214
Provision for credit losses	143,053	134,881
Stock-based compensation expense	4,266	4,004
Changes in assets and liabilities:
Accrued interest receivable	(5,915)	(1,531)
Deferred tax assets, net	(4,807)	(5,600)
Other assets	5,784	(2,627)
Accounts payable and accrued expenses	4,285	4,054
Net cash provided by operating activities	168,252	159,132

Cash flows from investing activities:
Purchases of finance receivables held for investment	(668,284)	(873,499)
Payments received on finance receivables held for investment	487,869	490,486
Payments received on receivables portfolio at fair value	4	54
Change in repossessions held in inventory	1,961	3,136
Change in restricted cash and cash equivalents, net	(2,272)	(10,349)
Purchase of furniture and equipment	(585)	(771)
Net cash used in investing activities	(181,307)	(390,943)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	656,315	980,650
Proceeds from issuance of subordinated renewable notes	2,793	1,303
Payments on subordinated renewable notes	(1,513)	(2,088)
Net advances of warehouse lines of credit	2,951	(112,725)
Repayments of residual interest financing debt	–	(2,186)
Repayment of securitization trust debt	(634,171)	(625,499)
Payment of financing costs	(5,713)	(7,645)
Purchase of common stock	(10,536)	(8,013)
Exercise of options and warrants	1,031	186
Net cash provided by financing activities	11,157	223,983
Increase (decrease) in cash and cash equivalents	(1,898)	(7,828)

Cash and cash equivalents at beginning of period	13,936	19,322
Cash and cash equivalents at end of period	$12,038	$11,494

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$61,756	$51,785
Income taxes	$6,157	$16,900

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine month period ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Direct mail revenues	$1,628	$2,080	$5,261	$7,302
Convenience fee revenue	430	520	1,510	1,625
Recoveries on previously charged-off contracts	140	268	464	634
Sales tax refunds	224	204	636	605
Other	52	68	213	185
Other income for the period	$2,474	$3,140	$8,084	$10,351

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of September 30, 2017.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and nine months ended September 30, 2017, we recorded stock-based compensation costs in the amount of $1.7 million and $4.3 million, respectively. These stock-based compensation costs were $1.4 million and $4.0 million for the three and nine months ended September 30, 2016. As of September 30, 2017, unrecognized stock-based compensation costs to be recognized over future periods equaled $7.2 million. This amount will be recognized as expense over a weighted-average period of 2.0 years.

The following represents stock option activity for the nine months ended September 30, 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	12,595	$4.56	N/A
Granted	1,470	4.35	N/A
Exercised	(619)	1.67	N/A
Forfeited	(283)	5.62	N/A
Options outstanding at the end of period	13,163	$4.65	4.70 years

Options exercisable at the end of period	8,668	$4.50	4.24 years

At September 30, 2017, the aggregate intrinsic value of options outstanding and exercisable was $12.9 million and $11.2 million, respectively. There were 618,773 options exercised for the nine months ended September 30, 2017 compared to 127,350 for the comparable period in 2016. The total intrinsic value of options exercised was $1.8 million and $379,000 for the nine-month periods ended September 30, 2017 and 2016. There were 2.5 million shares available for future stock option grants under existing plans as of September 30, 2017.

Purchases of Company Stock

During the nine-month period ended September 30, 2017, we purchased 2,337,012 shares of our common stock, at an average price of $4.51. We purchased 2,292,070 shares of our stock in the open market at an average price of $4.51. The remaining purchases of 44,942 shares were related to net exercises of outstanding stock options where the holders of options to purchase 100,000 shares of our common stock paid the aggregate $209,000 exercise price by surrender to us of 44,942 of such 100,000 shares.

During the nine-month period ended September 30, 2016, we purchased 1,978,012 shares of our stock in the open market at an average price of $4.05.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2017, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We record at each measurement date, most recently as of September 30, 2017, our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which revises the structure of the indicators to determine whether the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20, a separate update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09, to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect the new guidance to have a material impact on its Consolidated Statements of Operations. The Company expects to adopt this ASU in the first quarter of 2018 using a modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. The Company’s ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and reviewing related contracts with customers to determine whether any accounting changes will be required. The timing and classification of certain contract costs presented in the Consolidated Statements of Operations is under evaluation and could change upon adoption. Finally, the Company is evaluating changes that will be required to applicable disclosures.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2017	2016
Finance receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$2,312,363	$2,266,619
Unearned acquisition fees and originations costs	5,364	1,324
Finance receivables	$2,317,727	$2,267,943

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In thousands)
Deliquency Status
Current	$2,103,509	$2,053,759
31 - 60 days	130,457	116,073
61 - 90 days	51,912	52,404
91 + days	26,485	44,383
	$2,312,363	$2,266,619

Finance receivables totaling $26.5 million and $44.4 million at September 30, 2017 and December 31, 2016, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Balance at beginning of period	$107,315	$90,168	$95,578	$75,603
Provision for credit losses on finance receivables	47,336	46,262	143,053	134,881
Charge-offs	(53,628)	(46,839)	(152,401)	(134,674)
Recoveries	7,596	7,252	22,389	21,033
Balance at end of period	$108,619	$96,843	$108,619	$96,843

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

	September 30,	December 31,
	2017	2016
	(In thousands)
Gross balance of repossessions in inventory	$32,032	$40,069
Allowance for losses on repossessed inventory	(22,848)	(28,924)
Net repossessed inventory included in other assets	$9,184	$11,145

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

Series	Final Scheduled Payment Date (1)	Receivables Pledged at September 30, 2017 (2)	Initial Principal	Outstanding Principal at September 30, 2017	Outstanding Principal at December 31, 2016	Weighted Average Contractual Interest Rate at September 30, 2017
	(Dollars in thousands)
CPS 2012-C	December 2019	$–	$147,000	$–	$14,421	–
CPS 2012-D	March 2020	–	160,000	–	17,865	–
CPS 2013-A	June 2020	18,270	185,000	16,015	28,661	1.70%
CPS 2013-B	September 2020	25,007	205,000	22,374	37,570	2.13%
CPS 2013-C	December 2020	30,755	205,000	29,939	46,830	5.58%
CPS 2013-D	March 2021	31,306	183,000	29,557	46,345	4.77%
CPS 2014-A	June 2021	37,687	180,000	35,414	54,988	4.06%
CPS 2014-B	September 2021	52,509	202,500	51,099	75,140	3.49%
CPS 2014-C	December 2021	82,954	273,000	81,051	116,280	3.72%
CPS 2014-D	March 2022	90,853	267,500	89,368	127,307	4.02%
CPS 2015-A	June 2022	98,727	245,000	97,395	134,466	3.50%
CPS 2015-B	September 2022	115,193	250,000	114,161	153,893	3.43%
CPS 2015-C	December 2022	156,908	300,000	155,261	207,636	3.94%
CPS 2016-A	March 2023	200,682	329,460	198,375	262,260	4.25%
CPS 2016-B	June 2023	226,642	332,690	220,324	284,752	4.29%
CPS 2016-C	September 2023	228,946	318,500	222,544	285,618	3.85%
CPS 2016-D	December 2023	166,557	206,325	162,871	200,221	3.01%
CPS 2017-A	April 2024	179,926	206,320	174,942	–	3.18%
CPS 2017-B	September 2024	212,943	225,170	201,190	–	2.81%
CPS 2017-C	September 2024	220,464	224,825	214,519	–	2.74%
		$2,176,329	$4,646,290	$2,116,399	$2,094,253

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $229.7 million in 2017, $829.4 million in 2018, $549.1 million in 2019, $318.9 million in 2020, $156.9 million in 2021, $32.4 million in 2022.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $12.8 million and $13.4 million as of September 30, 2017 and December 31, 2016, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of September 30, 2017, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2017, restricted cash under the various agreements totaled approximately $115.0 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at September 30, 2017 and December 31, 2016 are summarized below:

			Amount Outstanding at
			September 30,	December 31,
			2017	2016
			(In thousands)
Description	Interest Rate	Revolving Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$30,418	$64,352

	5.50% over one month Libor (Minimum 6.25%)	August 2018	51,586	26,445

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2017	25,912	14,168

Subordinated renewable notes	Weighted average rate of 7.85% and 7.50% at September 30, 2017 and December 31, 2016, respectively	Weighted average maturity of October 2019 and January 2019 at September 30, 2017 and December 31, 2016, respectively	16,229	14,949

			$124,145	$119,914

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $1.3 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit on our Unaudited Condensed Consolidated Balance Sheets.

In April 2017, we renewed our $100 million warehouse credit line that was first established in May 2012. There was $30.4 million outstanding under this facility at September 30, 2017. The revolving period for this facility was extended to April 2019 followed by an amortization period through April 2021 for any receivables pledged at the end of the revolving period.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Interest on finance receivables	$106,830	$105,296	$318,670	$303,548
Other interest income	184	80	404	200
Interest income	$107,014	$105,376	$319,074	$303,748

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Securitization trust debt	$20,973	$18,228	$61,589	$49,867
Warehouse lines of credit	1,994	2,111	6,081	6,777
Residual interest financing	–	227	–	744
Subordinated renewable notes	350	327	971	1,054
Interest expense	$23,317	$20,893	$68,641	$58,442

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2017 and 2016 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,473	23,894	23,019	24,574

Incremental common shares attributable to exercise of outstanding options and warrants	4,306	4,609	4,587	4,679

Weighted average number of common shares used to compute diluted earnings per share	26,779	28,503	27,606	29,253

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2017 would have included an additional 9.7 million and 7.3 million shares, respectively attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2016, an additional 8.6 million and 7.7 million shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

As of September 30, 2017 and December 31, 2016, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $47.7 million as of September 30, 2017 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $47.7 million consists of approximately $40.6 million of net U.S. federal deferred tax assets and $7.1 million of net state deferred tax assets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense was $3.4 million and $10.1 million for the three months and nine months ended September 30, 2017 and represents an effective income tax rate of 43%, compared to income tax expense of $5.1 million and $15.2 million for the three months and nine months ended September 30, 2016, and represents an effective income tax rate of and 41%.

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

Department of Justice Subpoena. In January 2015, we were served with a subpoena by the U.S. Department of Justice (the “DOJ”) directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the DOJ in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The DOJ in its investigation has requested information relating, among other matters, to the underwriting criteria used to originate these automobile contracts and to the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014, 2015 and 2016. We are investigating these matters internally and are cooperating with the DOJ. The investigation has continued through the date of this report with civil discovery. We are unaware of any material developments in the government’s investigation subsequent to its initiation. The investigation could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given as to the ultimate outcome of the investigation or any resulting proceeding(s), which might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of September 30, 2017, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of September 30, 2017 does not exceed $1 million.

Accordingly, we believe that the ultimate resolution of such legal proceedings and contingencies should not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the uncertainties inherent in contested proceedings, the wide discretion vested in the DOJ and other government agencies, and the deference that courts may give to assertions made by government litigants, there can be no assurance that the ultimate resolution of these matters will not be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period.

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2017 and 2016.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	214	221	642	663
Expected return on assets	(287)	(300)	(861)	(900)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	101	138	303	414
Net periodic cost (benefit)	$28	$59	$84	$177

We did not make any contributions to the Plan during the nine-month periods ended September 30, 2017 and 2016. We do not anticipate making any contributions for the remainder of 2017.

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

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2017 the finance receivables related to the repossessed vehicles in inventory totaled $32.0 million. We have applied a valuation adjustment, or loss allowance, of $22.8 million, which is based on a recovery rate of approximately 29%, resulting in an estimated fair value and carrying amount of $9.2 million. The fair value and carrying amount of the repossessed inventory at December 31, 2016 was $11.1 million after applying a valuation adjustment of $28.9 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months ended September 30, 2017 and 2016. We have no material level 3 assets that are measured at fair value on a non-recurring basis.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at September 30, 2017 and December 31, 2016, were as follows:

	As of September 30, 2017
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,038	$12,038	$–	$–	$12,038
Restricted cash and equivalents	115,026	115,026	–	–	115,026
Finance receivables, net	2,209,108	–	–	2,169,916	2,169,916
Accrued interest receivable	42,148	–	–	42,148	42,148
Liabilities:
Warehouse lines of credit	$106,632	$–	$–	$106,632	$106,632
Accrued interest payable	4,401	–	–	4,401	4,401
Securitization trust debt	2,103,567	–	–	2,117,841	2,117,841
Subordinated renewable notes	16,229	–	–	16,229	16,229

	As of December 31, 2016
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,936	$13,936	$–	$–	$13,936
Restricted cash and equivalents	112,754	112,754	–	–	112,754
Finance receivables, net	2,172,365	–	–	2,104,503	2,104,503
Accrued interest receivable	36,233	–	–	36,233	36,233
Liabilities:
Warehouse lines of credit	$103,358	$–	$–	$103,358	$103,358
Accrued interest payable	3,715	–	–	3,715	3,715
Securitization trust debt	2,080,900	–	–	2,138,892	2,138,892
Subordinated renewable notes	14,949	–	–	14,949	14,949

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2017 and December 31, 2016, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2017, we have originated a total of approximately $13.9 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
Nine months ended September 30, 2017	668,284	2,345,998

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

Since 1994 we have conducted 75 term securitizations of automobile contracts that we originated. As of September 30, 2017, 18 of those securitizations are active and all are structured as secured financings. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2006	4	$957,681
2007	4	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
Nine months ended September 30, 2017	3	670,000

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2017, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2017 with the three months ended September 30, 2016

Revenues.  During the three months ended September 30, 2017, our revenues were $109.5 million, an increase of $971,000, or .9%, from the prior year revenue of $108.5 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended September 30, 2017 increased $1.6 million, or 1.6%, to $107.0 million from $105.4 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the three months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
Average balance for the three-month period	$2,344.9	$2,281.5

Ending balance for the period	$2,346.0	$2,291.7

In the three months ended September 30, 2017, other income of $2.5 million decreased by $667,000, or 21.2% compared to the prior year. The three-month period ended September 30, 2017 includes a decrease of $453,000 in revenue associated with direct mail and other related products and services that we offer to our dealers, a decrease of $90,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments, and a decrease of $150,000 on payments to us for our interest in certain sold charge offs and acquired third-party portfolios, Those decreases were somewhat offset by an increase of $21,000 on sales tax refunds.

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

Total operating expenses were $101.4 million for the three months ended September 30, 2017, compared to $96.1 million for the prior period, an increase of $5.3 million, or 5.5%. The increase is primarily due to the increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $1.8 million or 10.6%, to $18.5 million during the three months ended September 30, 2017, representing 18.2% of total operating expenses, from $16.7 million for the prior year, or 17.4% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$204.7	$242.1
Contracts purchased (units)	12,589	14,706
Managed portfolio outstanding (dollars)	$2,346.0	$2,291.9
Managed portfolio outstanding (units)	174,383	167,636

Number of Originations staff	210	225
Number of Marketing staff	117	98
Number of Servicing staff	564	521
Number of other staff	93	110
Total number of employees	984	954

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $6.40 million, an increase of $39,000, or .6% compared to the previous year and represented 6.3% of total operating expenses.

Interest expense for the three months ended September 30, 2017 increased by $2.4 million to $23.3 million, or 11.6% and represented 23.0% of total operating expenses, compared to $20.9 million in the previous year, when it was 21.7% of total operating expenses.

Interest on securitization trust debt increased by $2.7 million, or 15.1%, for the three months ended September 30, 2017 compared to the prior period. The average balance of securitization trust debt increased 1.4% to $2,184.2 million for the three months ended September 30, 2017 compared to $2,154.4 million for the three months ended September 30, 2016. In addition, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the three-month period ended September 30, 2017 was 3.8%, compared to 3.4% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.66%
January 2017	3.90%
April 2017	3.45%
July 2017	3.52%

Interest expense on subordinated renewable notes increased by $23,000, or 7.1%. The increase is due to an increase in the average balance of $1.4 million, or 9.3%, for the three months ended September 30, 2017 compared to the prior period. That increase was somewhat offset by a decrease in the average yield of subordinated notes to 8.7% in the three-month period ended September 30, 2017 compared to 8.9% in the prior period.

Interest expense on warehouse debt increased by $117,000, or 5.6%, for the three months ended September 30, 2017 compared to the prior period. When possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

In the prior year period, we incurred $227,000 in interest expense on a residual interest financing facility which was repaid in full in November of 2016.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,313,083	$107,014	18.5%	$2,247,917	$105,376	18.8%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$66,514	1,994	11.9%	$74,602	2,111	11.2%
Residual interest financing	–	–	–	7,055	227	12.9%
Securitization trust debt	2,184,164	20,973	3.8%	2,154,424	18,228	3.4%
Subordinated renewable notes	16,113	350	8.7%	14,739	327	8.9%
	$2,266,791	23,317	4.1%	$2,250,820	20,893	3.7%

Net interest income/spread		$83,697			$84,483
Net interest yield (4)			14.4%			15.2%

Ratio of average interest earning assets to average interest bearing liabilities			102%			100%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Interest expense includes deferred financing costs and non-utilization fees.

     (4)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2017
	Compared to September 30, 2016
	Total Change	Change Due to Volume	Change Due to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$1,638	$3,373	$(1,735)

Interest Bearing Liabilities
Warehouse lines of credit	(117)	(233)	116
Residual interest financing	(227)	(227)	–
Securitization trust debt	2,745	561	2,184
Subordinated renewable notes	23	31	(8)
	2,424	131	2,293

Net interest income/spread	$(786)	$3,241	$(4,027)

The reduction in the annualized yield on our finance receivables for the three months ended September 30, 2017 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $47.3 million for the three months ended September 30, 2017, an increase of $1.1 million, or 2.3% compared to the prior year and represented 46.7% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses decreased by $656,000, or 14.7%, to $3.8 million during the three months ended September 30, 2017, compared to $4.5 million in the prior year period, and represented 3.8% of total operating expenses. For the three months ended September 30, 2017, we purchased 12,589 contracts representing $204.7 million in receivables compared to 14,706 contracts representing $242.1 million in receivables in the prior period.

Occupancy expenses increased by $627,000 or 50.7%, to $1.9 million compared to $1.2 million in the previous year and represented 1.8% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016. In May 2017, we acquired additional office space in Las Vegas, Nevada.

Depreciation and amortization expenses increased by $42,000 or 20.9%, to $244,000 compared to $202,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended September 30, 2017, we recorded income tax expense of $3.4 million, representing a 42.5% effective income tax rate. In the prior year period, we recorded $5.1 million in income tax expense, representing a 41.0% effective income tax rate.

Comparison of Operating Results for the nine months ended September 30, 2017 with the nine months ended September 30, 2016

Revenues.  During the nine months ended September 30, 2017, our revenues were $327.2 million, an increase of $13.1 million, or 4.2%, from the prior year revenue of $314.1 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2017 increased $15.3 million, or 5.0%, to $319.0 million from $303.7 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
Average balance for the six-month period	$2,332.3	$2,157.3

Ending balance for the period	$2,346.0	$2,291.7

In the nine months ended September 30, 2017, other income of $8.1 million decreased by $2.3 million, or 21.9% compared to the prior year. The nine-month period ended September 30, 2017 includes a decrease of $2.0 million in revenue associated with direct mail and other related products and services that we offer to our dealers, a decrease of $115,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments, and a decrease of $142,000 on payments to us for our interest in certain sold charge offs and acquired third-party portfolios. Those decreases were somewhat offset by an increase of $32,000 on sales tax refunds.

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

Total operating expenses were $303.3 million for the nine months ended September 30, 2017, compared to $277.1 million for the prior period, an increase of $26.2 million, or 9.5%. The increase is primarily due to the increase in our consolidated portfolio and associated servicing costs, and the related increases in interest expense and in our provision for credit losses.

Employee costs increased by $6.3 million or 13.3%, to $53.8 million during the nine months ended September 30, 2017, representing 17.7% of total operating expenses, from $47.5 million for the prior year, or 17.1% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$668.3	$873.5
Contracts purchased (units)	41,137	53,244
Managed portfolio outstanding (dollars)	$2,346.0	$2,291.9
Managed portfolio outstanding (units)	174,383	167,636

Number of Originations staff	210	225
Number of Marketing staff	117	98
Number of Servicing staff	564	521
Number of other staff	93	110
Total number of employees	984	954

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $20.1 million, an increase of $1.9 million, or 10.3% compared to the previous year and represented 6.6% of total operating expenses.

Interest expense for the nine months ended September 30, 2017 increased by $10.2 million to $68.6 million, or 17.5% and represented 22.6% of total operating expenses, compared to $58.4 million in the previous year, when it was 21.1% of total operating expenses.

Interest on securitization trust debt increased by $11.7 million, or 23.5%, for the nine months ended September 30, 2017 compared to the prior period. The average balance of securitization trust debt increased 6.2% to $2,173.4 million for the nine months ended September 30, 2017 compared to $2,046.8 million for the nine months ended September 30, 2016. In addition, the blended interest rates on new term securitizations have generally increased since September 2014. As a result, the cost of securitization debt during the nine-month period ended September 30, 2017 was 3.8%, compared to 3.2% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since September 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.66%
January 2017	3.90%
April 2017	3.45%
July 2017	3.52%

Interest expense on subordinated renewable notes decreased by $83,000, or 7.9%. The decrease is due to a decrease in the average yield on our subordinated renewable notes to 8.2% for the nine-month period ended September 30, 2017 compared to the prior year when the average yield on our subordinated renewable notes was 9.3%. The decrease in the average yield on our subordinated renewable notes offset an increase in the average balance of $713,000, or 3.9%, for the nine months ended September 30, 2017 compared to the prior period.

Interest expense on warehouse debt decreased by $696,000, or 10.3%, for the nine months ended September 30, 2017 compared to the prior period. When possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

In the prior year period, we incurred $744,000 in interest expense on a residual interest financing facility which was repaid in full in November of 2016.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017			2016
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,297,218	$319,074	18.5%	$2,162,357	$303,748	18.7%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$63,827	6,081	12.7%	$85,364	6,777	10.6%
Residual interest financing	–	–	–	7,811	744	12.7%
Securitization trust debt	2,173,365	61,589	3.8%	2,046,847	49,867	3.2%
Subordinated renewable notes	15,868	971	8.2%	15,155	1,054	9.3%
	$2,253,060	68,641	4.1%	$2,155,177	58,442	3.6%

Net interest income/spread		$250,433			$245,306
Net interest yield (4)			14.4%			15.1%

Ratio of average interest earning assets to average interest bearing liabilities			102%			100%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Interest expense includes deferred financing costs and non-utilization fees.

     (4)  Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2017
	Compared to September 30, 2016
	Total Change	Change Due to Volume	Change Due to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$15,326	$18,772	$(3,446)

Interest Bearing Liabilities
Warehouse lines of credit	(696)	(1,701)	1,005
Residual interest financing	(744)	(744)	–
Securitization trust debt	11,722	1,942	9,780
Subordinated renewable notes	(83)	48	(131)
	10,199	(455)	10,654

Net interest income/spread	$5,127	$19,227	$(14,100)

The reduction in the annualized yield on our finance receivables for the nine months ended September 30, 2017 compared to the prior year period is the result of our decision to offer dealers slightly lower acquisition fees and also to require slightly lower contract interest rates on a portion of the contracts we purchase.

Provision for credit losses was $143.1 million for the nine months ended September 30, 2017, an increase of $8.2 million, or 6.1% compared to the prior year and represented 47.2% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Consequently, the increase in provision expense is the result of the increase in contract purchases, the larger portfolio owned by our consolidated subsidiaries, and somewhat higher delinquency and charge off rates compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses decreased by $2.1 million, or 15.2%, to $11.8 million during the nine months ended September 30, 2017, compared to $13.9 million in the prior year period, and represented 3.9% of total operating expenses. For the nine months ended September 30, 2017, we purchased 41,137 contracts representing $668.3 million in receivables compared to 53,244 contracts representing $873.5 million in receivables in the prior period.

Occupancy expenses increased by $1.7 million or 45.7%, to $5.3 million compared to $3.6million in the previous year and represented 1.7% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. The first phase was in July 2015 and the second and final phase was in April 2016. In May 2017, we acquired additional office space in Las Vegas, Nevada.

Depreciation and amortization expenses increased by $124,000 or 21.8%, to $692,000 compared to $568,000 in the previous year and represented 0.2% of total operating expenses.

For the nine months ended September 30, 2017, we recorded income tax expense of $10.1 million, representing a 42.5% effective income tax rate. In the prior year period, we recorded $15.2 million in income tax expense, representing a 41.0% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	September 30, 2017		September 30, 2016		December 31, 2016
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	174,382	$2,345,992	167,629	$2,291,854	169,720	$2,308,058
Period of delinquency (2)
31-60 days	9,607	$130,456	8,843	$119,283	8,673	$116,073
61-90 days	3,989	51,912	3,882	50,248	3,998	52,403
91+ days	2,182	26,485	2,780	36,277	3,407	44,384
Total delinquencies (2)	15,778	208,853	15,505	205,808	16,078	212,860
Amount in repossession (3)	2,473	32,032	2,632	33,837	3,162	40,125
Total delinquencies and amount in repossession (2)	18,251	$240,885	18,137	$239,645	19,240	$252,985

Delinquencies as a percentage of gross servicing portfolio	9.0%	8.9%	9.2%	9.0%	9.5%	9.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	10.5%	10.3%	10.8%	10.5%	11.3%	11.0%

Extension Experience
Contracts with one extension, accruing (4)	33,013	$449,904	31,213	$431,533	34,354	$479,237
Contracts with two or more extensions, accruing (4)	49,461	677,496	25,246	334,563	30,450	407,631
	82,474	1,127,400	56,459	766,096	64,804	886,868

Contracts with one extension, non-accrual (4)	1,093	13,502	1,314	16,948	1,676	22,335
Contracts with two or more extensions, non-accrual (4)	2,249	29,910	1,650	21,365	1,999	25,617
	3,342	43,412	2,964	38,313	3,675	47,952

Total contracts with extensions	85,816	$1,170,812	59,423	$804,409	68,479	$934,820

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio

	September 30,	September 30,	December 31,
	2017	2016	2016
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,332,325	$2,198,906	$2,226,056
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.8%	7.1%	7.0%

 _________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2017 and September 30, 2016 percentages represent nine months ended September 30, 2017 and September 30, 2016 annualized. December 31, 2016 represents 12 months ended December 31, 2016.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2017, for accounts that received extensions from 2008 through 2016 (2017 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2017	% Active or Paid Off at September 30, 2017	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19

2009	32,226	10,277	31.9%	16,166	50.2%	5,783	17.9%	17

2010	26,167	12,168	46.5%	12,000	45.9%	1,999	7.6%	19

2011	18,786	10,986	58.5%	6,868	36.6%	932	5.0%	19

2012	18,783	11,438	60.9%	6,549	34.9%	796	4.2%	17

2013	23,398	12,316	52.6%	10,106	43.2%	976	4.2%	19

2014	25,773	13,599	52.8%	11,348	44.0%	826	3.2%	18

2015	53,319	35,008	65.7%	17,229	32.3%	1,082	2.0%	14

2016	80,897	68,011	84.1%	10,953	13.5%	1,933	2.4%	10

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 60.9% were either paid in full or active and performing at September 30, 2017. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2016

Average number of extensions granted per month	10,965	5,861	6,741

Average number of outstanding accounts	172,791	160,952	163,050

Average monthly extensions as % of average outstandings	6.3%	3.6%	4.1%

______________________

Note: Table excludes portfolios originated and owned by third parties

	September 30, 2017		September 30, 2016		December 31, 2016
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	34,106	$463,405	32,527	$448,481	36,030	$501,572
Contracts with two extensions	23,609	327,195	15,123	202,846	17,800	242,216
Contracts with three extensions	14,428	199,959	7,424	98,438	8,794	116,929
Contracts with four extensions	7,919	106,927	3,110	39,773	4,032	52,368
Contracts with five extensions	3,985	52,015	987	11,879	1,426	17,190
Contracts with six extensions	1,769	21,311	252	2,992	397	4,545
	85,816	$1,170,812	59,423	$804,409	68,479	$934,820

Managed portfolio (excluding originated and owned by 3rd parties)	174,382	$2,345,993	167,629	$2,291,854	169,720	$2,308,058

______________________

Note: Table excludes portfolios originated and owned by third parties

In recent years, we have experienced an increase in the number of extensions that we grant to our customers. We attribute this to a number of factors. First, In June 2014 we entered into a consent decree with the FTC that required us to make certain procedural changes in our servicing practices, which we believe have contributed to somewhat higher delinquencies and extensions compared to prior periods. Secondly, in recent years we have found it more difficult to communicate with our customers via outbound voice telephone calls, which have historically been our primary means of communicating with our customers. Consequently, we have recently developed text messaging platforms to supplement our outbound voice calling efforts. In addition, in 2016 we added features to the customer portal of our website to facilitate the process whereby the customer may request an extension.

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

Net cash provided by operating activities for the nine-month period ended September 30, 2017 was $168.3 million, an increase of $9.2 million, compared to net cash provided by operating activities for the nine-month period ended September 30, 2016 of $159.1 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. For the nine months ended September 30, 2017, our net income excluding provisions for credit losses was $156.7 million, which was equal to our net income excluding provisions for credit losses for the nine months ended September 30, 2016.

Net cash used in investing activities for the nine-month period ended September 30, 2017 was $181.3 million compared to net cash used in investing activities of $390.9 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $668.3 million and $873.5 million during the first nine months of 2017 and 2016, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $11.2 million compared to net cash provided by financing activities of $224.0 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2017, we issued $656.3 million in new securitization trust debt compared to $980.7 million in the same period of 2016. In addition, we repaid $634.2 million in securitization trust debt in the nine months ended September 30, 2017 compared to repayments of securitization trust debt of $625.5 million in the prior year period. In the nine months ended September 30, 2017, we had net advances on warehouse lines of credit of $2.9 million, compared to net repayments of $112.7 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2017, we had unrestricted cash of $12.0 million and $193.4 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of September 30, 2017, we had approximately $20.4 million of such eligible collateral. During the nine-month period ended September 30, 2017, we completed three securitizations aggregating $670.0 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2017, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2017, we had approximately $2,226.4 million of debt outstanding. Such debt consisted primarily of $2,103.6 million of securitization trust debt and $106.6 million of warehouse lines of credit. Our securitization trust debt has increased by $22.7 million while our warehouse lines of credit have increased by $3.3 million since September 30, 2016 (each net of deferred financing costs). As of September 30, 2016, our debt included $8.3 million of residual interest financing which was repaid in full in November 2016. Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from nine months to 10 years. We had $16.2 million and $14.9 million in subordinated renewable notes outstanding at September 30, 2017 and 2016, respectively.

Our recent operating results include pre-tax earnings of $23.9 million for the nine months ended September 30, 2017 and $49.7 million, $61.4 million, $52.2 million, $37.2 million and $9.2 for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2017, we had approximately $2,226.4 million of debt outstanding. Such debt consisted primarily of $2,103.6 million of securitization trust debt and $106.6 million of warehouse lines of credit. Our securitization trust debt has increased by $30.2 million while our warehouse lines of credit have increased by $24.9 million since September 30, 2016 (each net of deferred financing costs). As of September 30, 2016, our debt included $6.9 million of residual interest financing which was repaid in full in November 2016. Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $16.2 million and $15.0 million in subordinated renewable notes outstanding at September 30, 2017 and 2016, respectively. Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we repurchased 1,189,660 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

July 2017	246,831	$4.56	246,831	$8,340,967
August 2017	569,129	4.04	569,129	6,039,277
September 2017	373,700	4.46	373,700	4,370,795
Total	1,189,660	$4.28	1,189,660

 ____________________

(1)	Each monthly period is the calendar month.
(2)	Through September 30, 2017, our board of directors had authorized the purchase of up to $64.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the program announced in March 2003, which has no fixed expiration date. Our board of directors in May 2017 increased the aggregate authorization by $10 million from $54.5 million to $64.5 million.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

CONSUMER PORTFOLIO SERVICES,INC. (Registrant)

Date: November 3, 2017
By: /s/ CHARLES E. BRADLEY, JR
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

