Form 10-K
period 2017-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2018-03-07
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

The aggregate market value of the 16,978,704 shares of the registrant’s common stock held by non-affiliates as of June 30, 2017, based upon the closing price of the registrant’s common stock of $4.55 per share reported by Nasdaq for that date, was approximately $77,253,103. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 1, 2018 was 21,620,233.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2018 annual shareholders meeting is incorporated by reference into Part III hereof.

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

We were incorporated and began our operations in March 1991. We consist of Consumer Portfolio Services, Inc. and subsidiaries (collectively, “we,” “us,” “CPS” or “the Company”). From inception through December 31, 2017, we have purchased a total of approximately $14.3 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2017 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for non-affiliates.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530

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

The majority of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee marketing representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our marketing representatives represent us exclusively. They may be located in our Irvine branch, in our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our marketing representatives present dealers with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2017, we had 76 marketing representatives and in that month we received applications from 5,715 dealers in 46 states. As of December 31, 2017, approximately 73% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

We also solicit credit applications directly from prospective automobile consumers through the internet under a program we refer to as our direct lending platform. For qualified applicants we offer terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. Applicants approved in this fashion are free to shop for and purchase a vehicle from a dealer of their choosing, after which we enter into a note and security agreement directly with the consumer. Regardless of whether an automobile contract is originated from one of our dealers or through our direct lending platform, the discussion that follows regarding our acquisitions guidelines, procedures and demographic statistics applies to all of our originated contracts. During the year ended December 31, 2017 automobile contracts originated under the direct lending platform represented 1.8% of our total acquisitions and represented 0.9% of our outstanding managed portfolio.

For the year ended December 31, 2017, approximately 75% of the automobile contracts originated under our programs consisted of financing for used cars and 25% consisted of financing for new cars, as compared to 76% financing for used cars and 24% for new cars in the year ended December 31, 2016.

We originate automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 76 term securitizations of approximately $12.3 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2017 we have three such short-term warehouse facilities, each with a maximum borrowing amount of $100 million.

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

Contract Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer's customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. For the year ended December 31, 2017, we received approximately 74% of all applications through DealerTrack (the industry leading dealership application aggregator), 3% via our website and 23% via another aggregator, Route One. Our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2017, no dealer accounted for as much as 1% of the total number of automobile contracts we purchased.

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

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2017 and 2016.

	Contracts Purchased During the Year Ended
	December 31, 2017		December 31, 2016
	Number	Percent (1)	Number	Percent (1)
Texas	3,907	7.4%	4,889	7.3%
Ohio	3,871	7.4%	4,492	6.8%
California	3,762	7.1%	4,807	7.2%
Florida	3,130	5.9%	3,750	5.6%
North Carolina	3,041	5.8%	3,539	5.3%
Pennsylvania	2,887	5.5%	3,426	5.1%
Other States	32,045	60.9%	41,624	62.6%
Total	52,643	100.0%	66,527	100.0%

(1) Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Amount	Percent (1)	Amount	Percent (1)
State Based on Obligor's Residence	($ in millions)
California	$191.8	8.2%	$203.6	8.8%
Texas	183.8	7.9%	188.3	8.2%
Ohio	150.1	6.4%	138.8	6.0%
Florida	129.2	5.5%	119.5	5.2%
Georgia	123.6	5.3%	127.9	5.5%
All others	1,555.0	66.6%	1,530.0	66.3%
Total	$2,333.5	100.0%	$2,308.1	100.0%

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

	2017	2016	2015	2014	2013

Average net acquisition fee charged (paid) to dealers (1)	$(34)	$15	$56	$162	$418
Average net acquisition fee as % of amount financed (1)	-0.2%	0.1%	0.3%	1.0%	2.7%
Weighted average annual percentage interest rate	19.1%	19.2%	19.3%	19.6%	20.1%

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

We offer eight different financing programs, and price each program according to the relative credit risk. Our programs cover a wide band of the credit spectrum and are labeled as follows:

Bravo - this program accommodates an applicant with significant past non-performing credit including recent derogatory credit.  Advance rates are lowest of all of our programs to offset the greater risk.  To offset the low up-front advance to the dealer, we agree to pay the dealer a portion of future payments we receive from the obligor, depending on loan performance. The Bravo program was introduced in November of 2015. During the 12 months ended December 31, 2017 it represented only 0.9% of our total acquisitions.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 73% of our new contract acquisitions in 2017, 73% in 2016 and 77% in 2015, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2017 and 2016.

	Contracts Purchased During the Year Ended (1)
	December 31, 2017		December 31, 2016
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$30,239	3.5%	$37,758	3.5%
Super Alpha	62,159	7.2%	99,951	9.2%
Alpha Plus	149,918	17.5%	153,826	14.1%
Alpha	386,554	45.0%	506,951	46.6%
Standard	111,963	13.0%	148,931	13.7%
Mercury / Delta	71,453	8.3%	103,670	9.5%
First Time Buyer	38,779	4.5%	31,992	2.9%
Bravo	8,004	0.9%	5,706	0.5%
	$859,069	100.0%	$1,088,785	100.0%

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

Characteristics of Contracts.  All of the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2017 and 2016:

	Contracts Purchased During the Year Ended
	December 31, 2017	December 31, 2016

Average Original Amount Financed	$16,319	$16,366
Average Original Term	68 months	67 months
Average Down Payment Percent	10.6%	11.3%
Average Vehicle Purchase Price	$16,044	$16,273
Average Age of Vehicle	4 years	4 years
Average Age of Customer	43 years	42 years
Average Time in Current Job	6 years	6 years
Average Household Annual Income	$51,000	$51,000

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

We attempt to make telephonic contact with delinquent customers from one to 20 days after their monthly payment due date, depending on our assessment of the customer’s likelihood of payment during early stages of delinquency. If a customer has authorized us to do so, we may also send automated text message reminders at various stages of delinquency and our collectors may also choose to contact a customer via text message instead of, or in addition to, via telephone. Our contact priorities may be based on the customers' physical location, stage of delinquency, size of balance or other parameters. Our collectors inquire of the customer the reason for the delinquency and when we can expect to receive the payment. The collector will attempt to get the customer to make an electronic payment over the phone or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to a collector’s queue for subsequent contacts.

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

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 21 months, 18 months and 16 months as of December 31, 2017, December 31, 2016, and December 31, 2015, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. In addition, in June 2014 we became subject to a consent decree that required that we implement procedural changes in our servicing practices, which changes may have contributed to somewhat higher delinquencies, extensions and net losses compared to prior periods. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios, because we do not bear the credit risk on such portfolios.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Owned Portfolio

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	173,998	$2,333,524	169,720	$2,308,058	149,138	$2,031,099
Period of delinquency (2)
31-60 days	10,163	138,395	8,673	116,073	5,375	70,041
61-90 days	4,741	63,081	3,998	52,403	3,140	41,142
91+ days	2,295	27,515	3,407	44,384	3,364	43,484
Total delinquencies (2)	17,199	228,991	16,078	212,860	11,879	154,667
Amount in repossession (3)	2,630	33,679	3,162	40,125	3,138	38,939
Total delinquencies and amount in repossession (2)	19,829	$262,670	19,240	$252,985	15,017	$193,606
Delinquencies as a percentage of gross servicing portfolio	9.9%	9.8%	9.5%	9.2%	8.0%	7.6%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	11.4%	11.3%	11.3%	11.0%	10.1%	9.5%

Extension Experience
Contracts with one extension, accruing (4)	31,708	$430,801	34,354	$479,237	26,682	$361,338
Contracts with two or more extensions, accruing (4)	55,203	756,561	30,450	407,631	16,638	219,175
	86,911	1,187,362	64,804	886,868	43,320	580,513
Contracts with one extension, non-accrual (4)	1,032	12,241	1,676	22,335	1,784	22,725
Contracts with two or more extensions, non-accrual (4)	2,701	35,626	1,999	25,617	1,444	18,527
	3,733	47,867	3,675	47,952	3,228	41,252

Total accounts with extensions	90,644	$1,235,229	68,479	$934,820	46,548	$621,765

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	We do not recognize interest income on accounts past due more than 90 days.

Net Credit Loss Experience (1)

Total Owned Portfolio

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Average servicing portfolio outstanding	$2,334,008	$2,226,056	$1,847,764
Net charge-offs as a percentage of average
servicing portfolio (2)	7.7%	7.0%	6.4%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2017, for accounts that received extensions from 2008 through 2016:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2017	% Active or Paid Off at December 31, 2017	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19
2009	32,226	10,276	31.9%	16,167	50.2%	5,783	17.9%	17
2010	26,167	12,167	46.5%	12,001	45.9%	1,999	7.6%	19
2011	18,786	10,982	58.5%	6,872	36.6%	932	5.0%	19
2012	18,783	11,411	60.8%	6,576	35.0%	796	4.2%	17
2013	23,398	12,140	51.9%	10,282	43.9%	976	4.2%	19
2014	25,773	13,190	51.2%	11,757	45.6%	826	3.2%	18
2015	53,319	33,424	62.7%	18,813	35.3%	1,082	2.0%	14
2016	80,897	64,334	79.5%	14,630	18.1%	1,933	2.4%	10

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off at December 31, 2017 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, in spite of the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Average number of extensions granted per month	11,157	6,741	4,443
Average number of outstanding accounts	173,137	163,050	137,306
Average monthly extensions as % of average outstandings	6.4%	4.1%	3.2%

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts with one extension	32,740	$443,042	36,030	$501,572	28,466	$384,064
Contracts with two extensions	24,375	335,643	17,800	242,216	11,763	156,840
Contracts with three extensions	16,378	227,980	8,794	116,929	4,567	59,255
Contracts with four extensions	9,506	129,795	4,032	52,368	1,401	17,734
Contracts with five extensions	5,096	67,703	1,426	17,190	301	3,351
Contracts with six extensions	2,549	31,067	397	4,545	50	521
	90,644	$1,235,229	68,479	$934,820	46,548	$621,765

Gross servicing portfolio	173,998	$2,333,524	169,720	$2,308,058	149,138	$2,031,099

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

Since 1994 we have conducted 76 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2017, 18 of those securitizations are active and all are structured as secured financings. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. In recent years, we have found that the securitizations we conducted in December of those years, had a tendency toward less investor demand in the related bonds than the securitizations we conducted in other times of the year. As a result, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since then have conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Securitizations

Period	Number of Term Securitizations	Amount of Receivables
		$ in thousands
2007	4	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. As of December 31, 2015 we had one such residual interest financing outstanding which was repaid in full in November 2016.

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was renewed in August 2016, extending the revolving period to August 2018, and adding an amortization period through August 2019. In April 2017, we entered into a $100 million facility with a revolving period extending to April 2019 followed by an amortization period to April 2021. In November 2017, we entered into a third $100 million facility, which has a revolving period extending to November 2019, followed by an amortization period to November 2021.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2017 we were in compliance with all such covenants.

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

Employees

As of December 31, 2017, we had 999 employees. The breakdown of the employees is as follows: 10 were senior management personnel; 572 were servicing personnel; 212 were automobile contract origination personnel; 120 were marketing personnel and program development (76 of whom were marketing representatives); 85 were various administration personnel including human resources, legal, accounting and systems. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

We expect to earn quarterly profits during 2018; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.” One reason for our expectation is that we have had positive net income throughout the six years ended December 31, 2017.

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

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations from 1994 through 2008, we utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guaranteed timely interest and ultimate principal payments on the senior classes of the securities issued in those securitizations. These guarantees enabled those securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, this form of credit enhancement may not be economical for us in the future. The 27 securitization transactions we executed from 2010 through 2017 did not utilize financial guaranty insurance policies. Prior to the second quarter of 2014, none of the securities issued in those transactions received the highest possible credit rating from any rating agency. As we pursue future securitizations, we may not be able to obtain:

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2017 and 2016, no single dealer accounted for as much as 1% of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission (“FTC”) has the authority to investigate consumer complaints against us, to conduct inquiries at its own instance, and to recommend enforcement actions and seek monetary penalties. The FTC has conducted an inquiry into our practices, and proposed remedial action against us in 2014, to which we consented. The CFPB has adopted regulations that place us and other companies similar to us under its supervision. Our industry has also been under investigation by the United States Department of Justice, which is conducting an inquiry that appears to be focused on securitization practices. In that inquiry, we received a subpoena in January 2015, which required that we produce specified documents. We have been advised by the Department of Justice that we have provided such information as is required, and that no enforcement action against us is recommended. Although the inquiry commenced January 2015 is thus completed as to us, no assurance can be given as to whether some other government agency may commence inquiries into or actions against us, nor as to whether the DOJ may recommence its investigation, any of which hypothetical proceedings might materially and adversely affect us.

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

Changes in Law and Regulations May Have an Adverse Effect on Our Business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), adopted in 2010, made numerous changes to the laws applicable to the consumer financial services industry. Among other things, Dodd-Frank created the CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to financial products and mandated that other federal agencies adopt rules implementing risk retention requirements in securitizations.

We are also subject to regulation by each state in which we operate, and such states’ laws and regulations, and the interpretations thereof, also change from time to time.

Compliance with new laws and regulations may be or likely will be costly and can affect operating results. Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements. Compliance may create operational constraints and place limits on pricing. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.

At this time, it is difficult to predict the extent to which new regulations or amendments will affect our business. However, compliance with these new laws and regulations may result in additional cost and expenses, which may adversely affect our results of operations, financial condition or liquidity.

United States Risk Retention Rules May Limit Our Liquidity and Increase Our Capital Requirements.

Securitizations of automobile receivables after December 2016 are subject to rick retention requirements, which generally require that sponsors of asset-backed securities (ABS), such as us, retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Because the rule places an upper limit on the degree to which we may use financial leverage in our securitization structures may require more capital of us, or may release less cash to us, than might be the case in the absence of such rule.

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

We Have Substantial Indebtedness.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2017, we had approximately $2,212.2 million of debt outstanding. Such debt consisted primarily of $2,083.2 million of securitization trust debt, $112.4 million of warehouse lines of credit and $16.6 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Risks Related to General Factors

If The Economy of All or Certain Regions of the United States Falls into Recession, Our Results of Operations May Be Impaired.

Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of California, Texas, Ohio, Florida, North Carolina and Pennsylvania, states in which our automobile contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to acquire suitable automobile contracts, or to securitize pools of such automobile contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase automobile contracts and result in reductions in our revenues or the cash flows available to us.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2017, our directors and executive officers collectively owned 5,186,796 shares of our common stock, or approximately 24%.

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

Our principal executive offices are located in Las Vegas, Nevada, where we currently lease approximately 38,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.3 million, increasing to approximately $1.5 million through 2022.

Our operating headquarters are located in Irvine, California, where we currently lease approximately 129,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $3.9 million, increasing to approximately $4.5 million through 2022.

The remaining three regional servicing centers occupy a total of approximately 57,000 square feet of leased space in Chesapeake, Virginia; Maitland, Florida; and Lombard, Illinois. The termination dates of such leases range from 2019 to 2025. The annual base rent for these facilities total approximately $1.0 million increasing to approximately $1.3 million through 2025.

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

Department of Justice Industry Inquiry. In January 2015, we were served with a subpoena by the U.S. Department of Justice (the “DOJ”) directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the DOJ in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The DOJ in its investigation requested information relating, among other matters, to the underwriting criteria used to originate these automobile contracts and to the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014, 2015 and 2016. We have provided the required information, and we were advised by the DOJ in February 2018 that no further information is required of us and that no enforcement action is recommended.

Although the inquiry commenced January 2015 is thus completed as to us, no assurance can be given as to whether some other government agency may commence inquiries into or actions against us, nor as to whether the DOJ may recommence its investigation, any of which hypothetical proceedings might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2017, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2017 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of the same date does not exceed $1 million.

Accordingly, we believe that the ultimate resolution of such legal proceedings and contingencies should not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the uncertainties inherent in contested proceedings, the wide discretion vested in the DOJ and other government agencies, and the deference that courts may give to assertions made by government litigants, there can be no assurance that the ultimate resolution of contingencies will not be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period.

Executive Officers of the Registrant

Charles E. Bradley, Jr., 58, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Jeffrey P. Fritz, 58, has been Executive Vice President and Chief Financial Officer since March 2014. Prior to that, he was Senior Vice President and Chief Financial Officer since April 2006.  He was Senior Vice President of Accounting from August 2004 through March 2006 and served as a consultant to us from May 2004 to August 2004. He also served as our Chief Financial Officer from our inception through May 1999. He is a licensed Certified Public Accountant and has previously practiced public accounting.

Michael T. Lavin, 45, has been Executive Vice President - Chief Legal Officer since March 2014. Prior to that, he was our Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego based large law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County based firm of Trachtman & Trachtman from 2000 through 2001.  Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Curtis K. Powell, 61, has been Senior Vice President – Project Development since May 2010. Previously he was our Senior Vice President – Marketing from March 2007 to May 2010. Prior to that, he was our Senior Vice President of Originations from June 2001 to March 2007. Prior to that, he was our Senior Vice President – Marketing, from April 1995 to June 2001. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Mark A. Creatura, 58, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Christopher Terry, 50, has been Senior Vice President of Risk Management since May 2017. Prior to that he was our Senior Vice President of Servicing from May 2005 to August 2013. He was Senior Vice President of Asset Recovery from August 2013 to May 2017 and from January 2003 to May 2005. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 55, has been Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Laurie A. Straten, 51, has been Senior Vice President of Servicing since August 2013. Prior to that, she was our Senior Vice President of Asset Recovery since April 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

John P. Harton, 53, has been Senior Vice President - Marketing since March 2014.  Prior to that, he held the position of Vice President – Marketing since April 2010. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

Danny Bharwani, 50, has been Senior Vice President – Finance since April 2016. Previously, he was our Vice President – Finance from June 2002. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2016	$5.11	$3.64
April 1 - June 30, 2016	4.50	3.31
July 1 - September 30, 2016	4.65	3.58
October 1 - December 31, 2016	6.05	3.94
January 1 - March 31, 2017	5.69	4.37
April 1 - June 30, 2017	5.21	4.06
July 1 - September 30, 2017	4.86	3.66
October 1 - December 31, 2017	4.82	4.00

As of January 1, 2018, there were 30 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,135,149	$4.66	2,473,581
Equity compensation plans not approved by security holders	–	–	–
Total	13,135,149	$4.66	2,473,581

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 2017	102,923	$4.72	102,923	$13,885,083
November 2017	117,280	4.19	117,280	13,393,569
December 2017	181,289	4.21	181,289	12,630,508
Total	401,492	$4.33	401,492

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2017, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2017, we have purchased $5.0 million in principal amount of debt securities and $56.9 million of our common stock representing 16,011,857 shares.

Item 6.	Selected Financial Data

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

	As of and
	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013

Statement of Income Data
Revenues:
Interest income	$424,174	$408,996	$349,912	$286,734	$231,330
Other income	10,209	13,286	13,738	13,522	13,498
Gain on cancellation of debt	–	–	–	–	10,947
Total revenues	434,383	422,282	363,650	300,256	255,775
Expenses:
Employee costs	72,967	65,549	59,556	50,129	42,960
General and administrative	50,287	48,620	42,349	39,262	32,753
Interest expense	92,345	79,941	57,745	50,395	58,179
Provision for credit losses	186,713	178,511	142,618	108,228	76,869
Provision for contingent liabilities	–	–	–	–	7,841
Total expenses	402,312	372,621	302,268	248,014	218,602
Income before income tax expense	32,071	49,661	61,382	52,242	37,173
Income tax expense	28,306	20,361	26,701	22,726	16,168
Net income	$3,765	$29,300	$34,681	$29,516	$21,005
Earnings per share-basic	$0.17	$1.20	$1.34	$1.18	$0.98
Earnings per share-diluted	$0.14	$1.01	$1.10	$0.92	$0.67
Pre-tax income per share-basic (1)	$1.41	$2.04	$2.37	$2.09	$1.73
Pre-tax income per share-diluted (2)	$1.18	$1.71	$1.94	$1.63	$1.18
Weighted average shares outstanding-basic	22,687	24,356	25,935	25,040	21,538
Weighted average shares outstanding-diluted	27,214	29,035	31,584	32,032	31,574

Balance Sheet Data
Total assets	$2,424,841	$2,410,402	$2,128,925	$1,833,058	$1,396,366
Cash and cash equivalents	12,731	13,936	19,322	17,859	22,112
Restricted cash and equivalents	111,965	112,754	106,054	175,382	132,284
Finance receivables, net	2,195,797	2,172,365	1,909,490	1,534,496	1,115,437
Finance receivables measured at fair value	–	4	61	1,664	14,476
Warehouse lines of credit	112,408	103,358	194,056	56,839	9,452
Residual interest financing	–	–	9,042	12,327	19,096
Debt secured by receivables measured at fair value	–	–	–	1,250	13,117
Securitization trust debt	2,083,215	2,080,900	1,720,021	1,598,496	1,177,559
Long-term debt	16,566	14,949	15,138	15,233	57,701
Shareholders' equity	183,937	186,218	161,159	127,253	94,602

(1)	Income before income tax benefit divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax expense.
(2)	Income before income tax benefit divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax expense.

		As of and
		For the Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013

Contract Originations / Securitizations
Automobile contract originations	$859,069	$1,088,785	$1,060,538	$944,944	$764,087
Automobile contracts securitized	870,000	1,214,997	795,000	924,000	778,000

Managed Portfolio Data
Contracts held by consolidated subsidiaries	$2,333,497	$2,307,956	$2,030,652	$1,640,536	$1,207,694
Fireside portfolio	–	3	61	1,664	14,786
Contracts held by non-consolidated subsidiaries	–	9	40	390	4,074
Third party portfolios (1)	33	102	383	1,330	4,868
Total managed portfolio	$2,333,530	$2,308,070	$2,031,136	$1,643,920	$1,231,422
Average managed portfolio	2,334,015	2,226,073	1,847,945	1,422,870	1,081,936

Weighted average fixed effective interest rate (total managed portfolio) (2)	19.2%	19.4%	19.5%	19.8%	20.0%
Core operating expenses (% of average managed portfolio) (3)	5.3%	5.1%	5.5%	6.3%	7.0%
Allowance for finance credit losses	$109,187	$95,578	$75,603	$61,460	$39,626
Allowance for finance credit losses (of of total contracts held by subsidiaries)	4.7%	4.1%	3.7%	3.7%	3.3%
Aggregate allowance for finance credit losses and repossessions in inventory	$133,211	$124,503	$102,557	$79,289	$54,405
Aggregate allowance for finance credit losses (% of repossessions in inventory and contracts held by consolidated subsidiaries)	5.7%	5.4%	5.1%	4.8%	4.5%
Total delinquencies (2) (4)	9.8%	9.2%	7.6%	5.5%	4.8%
Total delinquencies and repossessions in inventory (2) (4)	11.2%	11.0%	9.5%	7.2%	6.8%
Net charge-offs (2) (5)	7.7%	7.0%	6.4%	5.8%	4.7%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, provision for contingent liabilities, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying consolidated financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2017, we have originated a total of approximately $14.3 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530

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

Since 1994 we have conducted 76 term securitizations of automobile contracts that we originated. As of December 31, 2017, 18 of those securitizations are active and are structured as secured financings. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was renewed in August 2016, extending the revolving period to August 2018, and adding an amortization period through August 2019. In April 2015, we entered into a second $100 million facility. This facility was renewed in April 2017, extending the revolving period to April 2019, followed by an amortization period to April 2021. In November 2015, we entered into a third $100 million facility. This facility was renewed in November 2017, extending the revolving period to November 2019, followed by an amortization period to November 2021.

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

Finance Receivables at Fair Value

In January 2018 the Company adopted the fair value method of accounting for finance receivables acquired after 2017.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of automobile contracts. For each monthly pool of contracts that we originate, we begin establishing the allowance in the month of acquisition and increase it over the subsequent 11 months, through a provision for credit losses charged to our consolidated statement of operations, with the goal of establishing an allowance that approximates the next 12 months of expected net losses. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. Receivables acquired after 2017, are accounted for using fair value and will have no allowance for finance credit losses in accordance with the fair value method of accounting for finance receivables.

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

December 31,	Weighted Average Age in Months of Owned Portfolio
2009	33
2010	37
2011	27
2012	18
2013	14
2014	14
2015	16
2016	18
2017	21

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

Amortization of Deferred Originations Costs and Acquisition Fees

Upon purchase of a contract from a dealer, we generally either charge or advance the dealer an acquisition fee. In addition, we incur certain direct costs associated with acquisitions of our contracts. All such acquisition fees and direct costs are applied to the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the contract using the interest method. Receivables acquired after 2017 are accounted for using fair value. In accordance with the fair value method of accounting for finance receivables, any dealer acquisition fees will be incorporated into acquisition price of the receivables and no direct costs will be deferred.

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

We have recorded a liability as of December 31, 2017, which represents our best estimate of probable incurred losses for legal contingencies at that date. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2017, and in excess of the liability we have recorded, does not exceed $1 million.

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

Our net deferred tax asset of $32.4 million consists of approximately $22.8 million of net U.S. federal deferred tax assets and $9.6 million of net state deferred tax assets. The major components of the deferred tax asset are $5.8 million in net operating loss carryforwards and built in losses and $23.2 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2017, we had net operating loss carryforwards for state income tax purposes of $12.3 million. These state net operating losses begin to expire in 2018.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the federal corporate income tax rate from 35% to 21% which, beginning in 2018, will decrease our income tax expense. While the Tax Act will positively impact our earnings in future periods, the lower tax rate required us to remeasure our federal deferred tax assets and liabilities. This resulted in an income tax charge of $15.1 million for 2017.

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 76 term securitizations of approximately $12.3 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2017 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2017 with the year ended December 31, 2016

Revenues.  During the year ended December 31, 2017, our revenues were $434.4 million, an increase of $12.1 million, or 2.9%, from the prior year revenues of $422.3 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2017 increased $15.2 million, or 3.7%, to $424.2 million from $409.0 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $2,307.9 million at December 31, 2016 to $2,333.5 million at December 31, 2017.

Other income decreased by $3.1 million, or 23.2%, to $10.2 million in the year ended December 31, 2017 from $13.3 million during the prior year. The decrease in other income resulted from a decrease of $2.8 million in revenues associated with direct mail and other related products and services that we offer to our dealers, a decrease of $245,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments and a decrease of $203,000 in recoveries on previously charged off receivables.

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

Total operating expenses were $402.3 million for the year ended December 31, 2017, compared to $372.6 million for the prior year, an increase of $29.7 million, or 8.0%. The increase is primarily due to the increase in interest expense, provision for credit losses and servicing costs.

Employee costs increased by $7.4 million or 11.3%, to $73.0 million during the year ended December 31, 2017, representing 18.1% of total operating expenses, from $65.5 million for the prior year, or 17.6% of total operating expenses. During the year ended December 31, 2017, we added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$859.1	$1,088.8
Contracts purchased (units)	52,643	66,527
Managed portfolio outstanding (dollars)	$2,333.5	$2,308.1
Managed portfolio outstanding (units)	177,760	169,720

Number of Originations staff	212	215
Number of Marketing staff	120	114
Number of Servicing staff	572	542
Number of other staff	95	89
Total number of employees	999	960

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $26.6 million, an increase of $1.8 million, or 7.0%, compared to the previous year and represented 6.6% of total operating expenses.

Interest expense for the year ended December 31, 2017 increased by $12.4 million to $92.3 million, or 15.5%, compared to $79.9 million in the previous year.

Interest on securitization trust debt increased by $13.9 million, or 20.1%, for the year ended December 31, 2017 compared to the prior year. The average balance of securitization trust debt increased 4.7% to $2,172.1 million at December 31, 2017 compared to $2,075.1 million at December 31, 2016. In addition, the blended interest rates on our term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the year ended December 31, 2017 was 3.8%, compared to 3.3% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.66%
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%

The annualized average rate on our securitization trust debt was 3.8% for the year ended December 31, 2017 compared to 3.3% in the prior year. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on our subordinated debt decreased by $20,000, or 1.5%, for the year ended December 31, 2017 compared to the prior year. The reduction was the result of a decrease in the average interest rate on our subordinated renewable notes from 8.3% for the year ended December 31, 2017 to 8.9% for the year ended December 31, 2016. This decrease was mostly offset by an increase in the average balance of the notes from $15.1 million in the prior year to $16.0 million for the year ended December 31, 2017.

Interest expense on residual interest financing was $6.4 million in the year ended December 31, 2016. This debt was repaid in full in November 2016.

Interest expense on warehouse lines of credit decreased by $636,000, or 7.4% for the year ended December 31, 2017 compared to the prior year. The decrease is due primarily to lower utilization of our warehouse lines in 2017 compared to 2016.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017			2016
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,299,218	$424,174	18.4%	$2,188,852	$408,996	18.7%

Interest Bearing Liabilities
Warehouse lines of credit	$62,353	7,933	12.7%	$76,208	8,569	11.2%
Residual interest financing	–	–	–	6,413	846	13.2%
Securitization trust debt	2,172,145	83,084	3.8%	2,075,127	69,178	3.3%
Subordinated renewable notes	16,028	1,328	8.3%	15,062	1,348	8.9%
	$2,250,526	92,345	4.1%	$2,172,810	79,941	3.7%

Net interest income/spread		$331,829			$329,055
Net interest margin (3)			14.4%			15.0%
Ratio of average interest earning assets to average interest bearing liabilities	102%			101%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Net interest income divided by average interest earning assets.

	Year Ended December 31, 2017 Compared to December 31, 2016
	Total Change	Change Due to Volume	Change Due to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$15,178	$20,622	$(5,444)
Interest Bearing Liabilities
Warehouse lines of credit	(636)	(1,558)	922
Residual interest financing	(846)	(846)	–
Securitization trust debt	13,906	3,234	10,672
Subordinated renewable notes	(20)	86	(106)
	12,404	916	11,488

Net interest income/spread	$2,774	$19,706	$(16,932)

Provision for credit losses was $186.7 million for the year ended December 31, 2017, an increase of $8.2 million, or 4.6% compared to the prior year and represented 46.4% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables, and also takes into account the performance of the receivables. Consequently, the increase in provision expense is the result of the larger portfolio owned by our consolidated subsidiaries compared to the prior year and an adverse trend in the performance of our receivables.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses decreased by $2.2 million, or 12.4%, to $15.6 million during the year ended December 31, 2017, compared to $17.8 million in the prior year, and represented 3.9% of total operating expenses. For the year ended December 31, 2017, we purchased 52,643 contracts representing $859.1 million in receivables compared to 66,527 contracts representing $1,088.8 million in receivables in the prior year.

Occupancy expenses increased by $2.0 million or 38.1%, to $7.2 million compared to $5.2 million in the previous year and represented 1.8% of total operating expenses. The increase in occupancy expense is a result of leases for additional office space in Irvine, California and Las Vegas, Nevada.

Depreciation and amortization expenses increased by $157,000 or 20.2%, to $934,000 compared to $777,000 in the previous year and represented 0.1% of total operating expenses.

For the year ended December 31, 2017, we recorded income tax expense of $28.3 million, representing an effective income tax rate of 88.3%. This includes $15.1 million of income tax expense related to the effects of the Tax Act, which are required to be recorded in the period of enactment. Excluding the impact of the Tax Act, the effective tax rate for 2017 would have been 41.1%. In 2016, we recorded $20.4 million of income tax expense, representing a 41.0% effective income tax rate.

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

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016			2015
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,188,852	$408,996	18.7%	$1,819,071	$349,912	19.2%

Interest Bearing Liabilities
Warehouse lines of credit	$76,208	8,569	11.2%	$62,104	6,127	9.9%
Residual interest financing	6,413	846	13.2%	10,948	1,405	12.8%
Securitization trust debt	2,075,127	69,178	3.3%	1,698,777	48,631	2.9%
Subordinated renewable notes	15,062	1,348	8.9%	15,102	1,582	10.5%
	$2,172,810	79,941	3.7%	$1,786,931	57,745	3.2%

Net interest income/spread		$329,055			$292,167
Net interest margin (3)			15.0%			16.1%
Ratio of average interest earning assets to average interest bearing liabilities	101%			102%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Net interest income divided by average interest earning assets.

	Year Ended December 31, 2016 Compared to December 31, 2015
	Total Change	Change Due to Volume	Change Due to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$59,084	$71,130	$(12,046)
Interest Bearing Liabilities
Warehouse lines of credit	2,442	1,391	1,051
Residual interest financing	(559)	(582)	23
Securitization trust debt	20,547	10,774	9,773
Subordinated renewable notes	(234)	(4)	(230)
	22,196	11,579	10,617

Net interest income/spread	$36,888	$59,551	$(22,663)

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

Net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 was $215.6 million, $196.3 million and $187.6 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and accretion of deferred acquisition fees.

Net cash used in investing activities for the years ended December 31, 2017, 2016 and 2015 was $209.8 million, $444.5 million and $441.3 million, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to acquisitions of finance receivables. Acquisitions of finance receivables held for investment were $859.1 million, $1,088.8 million and $1,060.5 million in 2017, 2016 and 2015, respectively. The results for 2015 also reflect a decrease of $69.3 million in restricted cash. Our restricted cash balance at December 31, 2014 included $85.3 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. Since we did not do a securitization in December 2015, 2016 or 2017, there was no related amount of restricted cash representing the pre-funding proceeds.

Net cash used in financing activities for the year ended December 31, 2017 was $7.0 million. Net cash provided by financing activities for the years ended December 31, 2016 and 2015 was $242.8 million and $255.2 million, respectively. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt, and in particular, securitization trust debt and portfolio acquisition financing. We issued $852.6 million in new securitization trust debt in 2017 compared to $1,197.5 million in 2016 and $795.0 million in 2015. Repayments of securitization debt were $851.2 million, $834.9 million and $662.0 million in 2017, 2016 and 2015, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2017, we had unrestricted cash of $12.7 million. We had an aggregate of $187.6 million available under our three $100 million warehouse credit facilities (subject to available eligible collateral and our own capital). During 2017 we completed four securitizations aggregating $870.0 million of receivables, and we intend to continue completing securitizations regularly during 2018, although there can be no assurance that we will be able to do so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

We have and will continue to have a substantial amount of indebtedness. At December 31, 2017, we had approximately $2,212.2 million of debt outstanding. Such debt consisted primarily of $2,083.2 million of securitization trust debt, $112.4 million of warehouse lines of credit, and $16.6 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2017 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$16,566	$8,406	$4,558	$1,973	$1,629
Operating Leases	$33,932	$6,493	$13,500	$12,323	$1,616

(1)	Securitization trust debt, in the aggregate amount of $2,083.2 million as of December 31, 2017, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $873.7 million in 2018, $612.3 million in 2019, $362.5 million in 2020, $179.3 million in 2021, $49.5 million in 2022, and $5.9 million in 2023.
(2)	Long-term debt represents subordinated renewable notes.

We anticipate repaying debt due in 2018 with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 86.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.25% per annum. In August 2016, this facility was amended to extend the revolving period to August 2018 and to include an amortization period through August 2019 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2017 there was $77.5 million outstanding under this facility.

Facility Established in April 2015. On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. In April 2017, this facility was amended to extend the revolving period to April 2019 followed by an amortization period through April 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2017 there was $25.6 million outstanding under this facility.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables, or up to 80.0% for certain other receivables. The loans under the facility accrue interest at a commercial paper rate plus 6.75% per annum, with a minimum rate of 7.75% per annum. In November 2017, this facility was amended to extend the revolving period to November 2019 followed by an amortization period through November 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2017 there was $11.1 million outstanding under this facility.

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

Capitalization

Over the period from January 1, 2015 through December 31, 2017 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$–	$9,042	$12,327
Issuances	–	–	–
Payments	–	(9,042)	(3,285)
Ending balance	$–	$–	$9,042

SECURITIZATION TRUST DEBT:
Beginning balance	$2,080,900	$1,731,598	$1,598,496
Issuances	852,615	1,197,515	795,000
Payments	(851,193)	(834,880)	(661,960)
Amortization of discount	–	20	62
Reclassification of deferred financing costs	–	(11,579)	–
Capitalization of deferred financing costs	(6,104)	(8,367)	–
Amortization of deferred financing costs	6,997	6,593	–
Ending balance	$2,083,215	$2,080,900	$1,731,598

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$14,949	$15,138	$15,233
Issuances	4,083	2,911	1,551
Payments	(2,466)	(3,100)	(1,646)
Ending balance	$16,566	$14,949	$15,138

DEBT SECURED BY RECEIVABLES MEASURED AT FAIR VALUE:
Beginning balance	$–	$–	$1,250
Payments	–	–	(1,250)
Accretion of premium	–	–	–
Mark to fair value	–	–	–
Ending balance	$–	$–	$–

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

Securitization Trust Debt.   Since 2011, we treated all 26 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. We had $2,083.2 million of securitization trust debt outstanding at December 31, 2017.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2017 there were $16.6 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2017, we were in compliance with all such covenants.

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

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2017 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2017, has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2018 (the "2018 Proxy Statement"). The 2018 Proxy Statement will be filed not later than April 30, 2018. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11.	Executive Compensation

Incorporated by reference to the 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2018 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the 2018 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivision (b)(iv)(iii)(A) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement dated January 22, 2014 to Indenture re ARUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on April 27, 2015)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
10.61	Revolving Credit Agreement dated April 17, 2015 among the registrant, its subsidiary Page Six Funding, LLC, and Fortress Credit Co LLC ("Fortress") (Exhibit 10.61 to registrant's Form 8-K filed April 23, 2015)
10.62	Receivables Purchase Agreement dated April 17, 2015 between the registrant and its subsidiary Page Six Funding, LLC (Exhibit 10.62 to registrant's Form 8-K filed April 23, 2015)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Crowe Horwath LLP (filed herewith)
31.1	Rule 13a-14(a) certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) certification by Chief Financial Officer (filed herewith)
32	Section 1350 certification (filed herewith)

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)

March 7, 2018	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2018	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)

March 7, 2018	/s/ CHRIS A. ADAMS
Chris A. Adams, Director

March 7, 2018	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director

March 7, 2018	/s/ GREGORY S. WASHER
Gregory S. Washer, Director

March 7, 2018	/s/ DANIEL S. WOOD
Daniel S. Wood, Director

March 7, 2018	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CROWE HORWATH LLP

Costa Mesa, California

March 7, 2018

We have served as the Company's auditor since 2008.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$12,731	$13,936
Restricted cash and equivalents	111,965	112,754

Finance receivables	2,304,984	2,267,943
Less: Allowance for finance credit losses	(109,187)	(95,578)
Finance receivables, net	2,195,797	2,172,365

Furniture and equipment, net	1,752	2,017
Deferred tax assets, net	32,446	42,845
Accrued interest receivable	46,753	36,233
Other assets	23,397	30,252
	$2,424,841	$2,410,402

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$28,715	$24,977
Warehouse lines of credit	112,408	103,358
Securitization trust debt	2,083,215	2,080,900
Subordinated renewable notes	16,566	14,949
	2,240,904	2,224,184
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,488,589 and 23,587,126 shares issued and outstanding at December 31, 2017 and 2016, respectively	71,582	77,128
Retained earnings	119,537	115,772
Accumulated other comprehensive loss	(7,182)	(6,682)
	183,937	186,218

	$2,424,841	$2,410,402

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Interest income	$424,174	$408,996	$349,912
Other income	10,209	13,286	13,738
	434,383	422,282	363,650

Expenses:
Employee costs	72,967	65,549	59,556
General and administrative	26,578	24,840	20,160
Interest	92,345	79,941	57,745
Provision for credit losses	186,713	178,511	142,618
Marketing	15,613	17,818	17,470
Occupancy	7,162	5,185	4,082
Depreciation and amortization	934	777	637
	402,312	372,621	302,268
Income before income tax expense	32,071	49,661	61,382
Income tax expense	28,306	20,361	26,701
Net income	$3,765	$29,300	$34,681

Earnings per share:
Basic	$0.17	$1.20	$1.34
Diluted	0.14	1.01	1.10

Number of shares used in computing earnings per share:
Basic	22,687	24,356	25,935
Diluted	27,214	29,035	31,584

See accompanying Notes to Consolidated Financial Statements.

F-4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$3,765	$29,300	$34,681
Other comprehensive income (loss); change in funded status of pension plan, net of $232, $7 and $1,016 in tax for 2017, 2016 and 2015, respectively	(500)	(32)	(1,599)
Comprehensive income	$3,265	$29,268	$33,082

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2015	25,541	$80,513	$51,791	$(5,051)	$127,253

Common stock issued upon exercise of options and warrants	1,140	1,726	–	–	1,726
Repurchase of common stock	(1,064)	(5,926)	–	–	(5,926)
Pension benefit obligation	–	–	–	(1,599)	(1,599)
Stock-based compensation	–	5,024	–	–	5,024
Net income	–	–	34,681	–	34,681
Balance at December 31, 2015	25,617	$81,337	$86,472	$(6,650)	$161,159

Common stock issued upon exercise of options and warrants	448	706	–	–	706
Repurchase of common stock	(2,478)	(10,468)	–	–	(10,468)
Pension benefit obligation	–	–	–	(32)	(32)
Stock-based compensation	–	5,553	–	–	5,553
Net income	–	–	29,300	–	29,300
Balance at December 31, 2016	23,587	$77,128	$115,772	$(6,682)	$186,218

Common stock issued upon exercise of options and warrants	647	1,085	–	–	1,085
Repurchase of common stock	(2,745)	(12,346)	–	–	(12,346)
Pension benefit obligation	–	–	–	(500)	(500)
Stock-based compensation	–	5,715	–	–	5,715
Net income	–	–	3,765	–	3,765
Balance at December 31, 2017	21,489	$71,582	$119,537	$(7,182)	$183,937

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$3,765	$29,300	$34,681
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	1,305	(2,980)	(8,954)
Amortization of discount on securitization trust debt	–	20	62
Depreciation and amortization	934	777	637
Amortization of deferred financing costs	8,738	8,389	7,017
Provision for credit losses	186,713	178,511	142,618
Stock-based compensation expense	5,715	5,553	5,024
Interest income on residual assets	–	–	(92)
Changes in assets and liabilities:
Accrued interest receivable	(10,520)	(4,686)	(8,175)
Other assets	5,361	(8,739)	3,237
Deferred tax assets, net	10,399	(5,248)	5,250
Accounts payable and accrued expenses	3,238	(4,564)	6,250
Net cash provided by operating activities	215,648	196,333	187,555

Cash flows from investing activities:
Originations of finance receivables held for investment	(859,069)	(1,088,785)	(1,060,538)
Payments received on finance receivables held for investment	647,619	650,379	551,880
Payments on receivables portfolio at fair value	4	58	1,603
Change in repossessions held in inventory	1,490	1,629	(2,369)
Decreases (increases) in restricted cash and cash equivalents, net	789	(6,700)	69,328
Purchase of furniture and equipment	(669)	(1,079)	(1,191)
Net cash used in investing activities	(209,836)	(444,498)	(441,287)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	852,615	1,197,515	795,000
Proceeds from issuance of subordinated renewable notes	4,083	2,911	1,551
Payments on subordinated renewable notes	(2,466)	(3,100)	(1,646)
Net proceeds from (repayments of) warehouse lines of credit	9,309	(91,496)	139,622
Repayments of residual interest financing debt	–	(9,042)	(3,285)
Repayment of securitization trust debt	(851,193)	(834,880)	(661,960)
Repayment of debt secured by receivables measured at fair value	–	–	(1,250)
Payment of financing costs	(8,104)	(9,367)	(8,637)
Repurchase of common stock	(12,346)	(10,468)	(5,926)
Exercise of options and warrants	1,085	706	1,726
Net cash provided by (used in) financing activities	(7,017)	242,779	255,195
Increase (decrease) in cash and cash equivalents	(1,205)	(5,386)	1,463

Cash and cash equivalents at beginning of year	13,936	19,322	17,859
Cash and cash equivalents at end of year	$12,731	$13,936	$19,322

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$83,110	$71,077	$50,019
Income taxes	9,319	32,909	13,690

Non-cash financing activities:
Pension benefit obligation, net	500	32	1,599

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in Texas, Ohio, California, Florida and North Carolina represented 7.4%, 7.4%, 7.1%, 5.9% and 5.8%, respectively, of contracts purchased during 2017 compared with 7.3%, 6.8%, 7.2%, 5.6% and 5.3% respectively in 2016. No other state had a concentration in excess of 5.8% in 2017. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2017, our unrestricted cash balance was $12.7 million, which exceeded the minimum amounts required by our financial covenants.

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

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other Assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $9.7 million and $11.1 million at December 31, 2017 and 2016, respectively.

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

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Direct mail revenues	$6,432	$9,202	$8,927
Convenience fee revenue	1,900	2,145	2,610
Recoveries on previously charged-off contracts	563	766	1,079
Sales tax refunds	866	811	616
Other	448	362	506
	$10,209	$13,286	$13,738

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$3,765	$29,300	$34,681
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	22,687	24,356	25,935
Incremental common shares attributable to exercise of outstanding options and warrants	4,527	4,679	5,649
Denominator for diluted earnings per share	27,214	29,035	31,584
Basic earnings per share	$0.17	$1.20	$1.34
Diluted earnings per share	$0.14	$1.01	$1.10

Incremental shares of 7.5 million, 7.9 million and 6.8 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2017, 2016 and 2015, respectively, because the effect is anti-dilutive.

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

Stock Option Plan

We recognize compensation costs in the financial statements based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2017 we were in compliance with all such financial covenants.

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

We have recorded a liability as of December 31, 2017, which represents our best estimate of the immaterial aggregate probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred, over and above such losses as are probable, cannot be estimated with certainty.

Recently Issued Accounting Standards

In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings. The guidance is effective January 1, 2019, with early adoption permitted. The Company is evaluating the new guidance along with any impact on the Company’s financial position, results of operations and cash flows, none of which are expected to be material.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance changes the criteria under which credit losses are measured. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to establish credit loss estimates. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU No. 2016-13, however, it is expected that the new CECL model will alter the assumptions used in calculating the Company's credit losses, given the change to estimated losses for the estimated life of the financial asset, and will likely result in a material effect on the Company’s financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The Company has adopted this ASU in the first quarter of 2018 and expects the new guidance will not have a material effect on its financial position, results of operations and cash flows.

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $112.0 million and $112.8 million as of December 31, 2017 and 2016, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $45.7 million and $40.8 million as of December 31, 2017 and 2016, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2017	2016
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$2,298,608	$2,266,619
Unearned acquisition fees, discounts and deferred origination costs, net	6,376	1,324
Finance receivables	$2,304,984	$2,267,943

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

The following table summarizes the delinquency status of finance receivables as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Delinquency Status
Current	$2,069,617	$2,053,759
31 - 60 days	138,395	116,073
61 - 90 days	63,081	52,404
91 + days	27,515	44,383
	$2,298,608	$2,266,619

Finance receivables totaling $27.5 million and $44.4 million at December 31, 2017 and 2016, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
		(In thousands)
Balance at beginning of year	$95,578	$75,603	$61,460
Provision for credit losses	186,713	178,511	142,618
Charge-offs	(211,948)	(192,366)	(156,553)
Recoveries	38,844	33,830	28,078
Balance at end of year	$109,187	$95,578	$75,603

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2017	2016
	(In thousands)
Gross balance of repossessions in inventory	$33,679	$40,069
Allowance for losses on repossessed inventory	(24,024)	(28,924)
Net repossessed inventory included in other assets	$9,655	$11,145

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2017	2016
	(In thousands)
Furniture and fixtures	$1,566	$1,566
Computer and telephone equipment	5,470	4,907
Leasehold improvements	1,260	1,154
	8,296	7,627
Less: accumulated depreciation and amortization	(6,544)	(5,610)
	$1,752	$2,017

Depreciation expense totaled $934,000, $777,000 and $637,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

Series	Final Scheduled Payment Date (1)	Receivables Pledged at December 31, 2017 (2)	Initial Principal	Outstanding Principal at December 31, 2017	Outstanding Principal at December 31, 2016	Weighted Average Interest Rate at December 31, 2017
		(Dollars in thousands)
CPS 2012-C	December 2019	–	147,000	–	14,421	–
CPS 2012-D	March 2020	–	160,000	–	17,865	–
CPS 2013-A	June 2020	–	185,000	–	28,661	–
CPS 2013-B	September 2020	21,251	205,000	18,407	37,570	2.09%
CPS 2013-C	December 2020	26,518	205,000	25,559	46,830	5.88%
CPS 2013-D	March 2021	26,921	183,000	24,917	46,345	5.11%
CPS 2014-A	June 2021	33,120	180,000	30,521	54,988	4.33%
CPS 2014-B	September 2021	46,600	202,500	44,516	75,140	3.67%
CPS 2014-C	December 2021	73,634	273,000	71,174	116,280	3.87%
CPS 2014-D	March 2022	80,784	267,500	79,099	127,307	4.17%
CPS 2015-A	June 2022	89,171	245,000	87,194	134,466	3.73%
CPS 2015-B	September 2022	104,354	250,000	102,873	153,893	3.63%
CPS 2015-C	December 2022	142,703	300,000	141,362	207,636	4.15%
CPS 2016-A	March 2023	182,657	329,460	180,761	262,260	4.45%
CPS 2016-B	June 2023	206,881	332,690	201,199	284,752	4.50%
CPS 2016-C	September 2023	208,815	318,500	203,504	285,618	4.06%
CPS 2016-D	April 2024	153,671	206,325	149,671	200,221	3.14%
CPS 2017-A	April 2024	166,693	206,320	161,892	–	3.31%
CPS 2017-B	December 2023	198,860	225,170	186,594	–	2.90%
CPS 2017-C	September 2024	207,158	224,825	197,155	–	2.83%
CPS 2017-D	June 2024	193,957	196,300	189,277	–	2.74%
		$2,163,746	$4,842,590	$2,095,675	$2,094,253

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $873.7 million in 2018, $612.3 million in 2019, $362.5 million in 2020, $179.3 million in 2021, $49.5 million in 2022, and $5.9 million in 2023.
(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $12.5 million and $13.4 million as of December 31, 2017 and December 31, 2016, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2017.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2017, restricted cash under the various agreements totaled approximately $112.0 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(6) Debt

The terms of our debt outstanding at December 31, 2017 and 2016 are summarized below:

			Amount Outstanding at
			December 31,	December 31,
			2017	2016
			(In thousands)
Description	Interest Rate	Revolving Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$25,629	$64,352

	5.50% over one month Libor (Minimum 6.25%)	August 2018	77,546	26,445

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	11,100	14,168

Subordinated renewable notes	Weighted average rate of 7.99% and 7.50% at December 31, 2017 and 2016, respectively	Weighted average maturity of March 2020 and January 2019 at December 31, 2017 and 2016, respectively	16,566	14,949

			$130,841	$119,914

Debt issuance costs of $1.9 million and $1.6 million as of December 31, 2017 and December 31, 2016, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 86.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.25% per annum. In August 2016, this facility was amended to extend the revolving period to August 2018 and to include an amortization period through August 2019 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2017 there was $77.5 million outstanding under this facility.

On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. In April 2017, this facility was amended to extend the revolving period to April 2019 followed by an amortization period through April 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2017 there was $25.6 million outstanding under this facility.

On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables, or up to 80.0% for certain other receivables. The loans under the facility accrue interest at a commercial paper rate plus 6.75% per annum, with a minimum rate of 7.75% per annum. In November 2017, this facility was amended to extend the revolving period to November 2019 followed by an amortization period through November 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2017 there was $11.1 million outstanding under this facility.

The total outstanding debt on our three warehouse lines of credit was $114.3 million as of December 31, 2017, compared to $105.0 million outstanding as of December 31, 2016.

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

The following table summarizes the contractual and expected maturity amounts of long term debt as of December 31, 2017:

Contractual maturity date	Subordinated renewable notes

2018	$8,406
2019	1,942
2020	2,616
2021	1,515
2022	458
Thereafter	1,629
Total	$16,566

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

Stock Purchases

For the year ending December 31, 2017, we purchased 2,745,493 shares of our common stock at an average price of $4.49. We purchased 2,693,562 shares of our stock in the open market for $12.1 million. In October 2017 our board of directors authorized the repurchase of up to $10 million of our common stock. There was $4.7 million of board authorization remaining in our repurchase plans from prior authorizations at December 31, 2016. There is approximately $12.6 million of board authorization remaining under such plans, which have no expiration date.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining purchases of 51,931 shares were related to net exercises of outstanding options and warrants. In transactions during the year ended December 31, 2017, the holders of options and warrants to purchase 110,000 shares of our common stock paid the aggregate $241,000 exercise price by surrender to us of 51,931 of such 110,000 shares.

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $1.32, $1.38 and $2.41, respectively. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 35% to 37% for 2017, 44% to 51% for 2016, and 47% to 51% for 2015. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2017	2016	2015
Expected life (years)	4.02	4.04	4.21
Risk-free interest rate	1.59%	1.09%	1.35%
Volatility	36%	51%	51%
Expected dividend yield	–	–	–

For the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation costs in the amount of $5.7 million, $5.6 million and $5.0 million, respectively. As of December 31, 2017, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $5.8 million. This amount will be recognized as expense over a weighted-average period of 1.9 years.

At December 31, 2017 and 2016, options outstanding had intrinsic values of $10.4 million and $17.8 million, respectively. At December 31, 2017 and 2016, options exercisable had intrinsic values of $9.5 million and $14.2 million, respectively. The total intrinsic value of options exercised was $1.9 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively. New shares were issued for all options exercised during the year ended December 2017 and cash of $1.1 million was received. A tax benefit of $178,000 was recorded for the options exercised in 2017. At December 31, 2017, there were a total of 2.5 million additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2017 for stock options under the 2006 and 1997 plans is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	12,595	$4.56	N/A
Granted	1,470	4.35	N/A
Exercised	(647)	1.68	N/A
Forfeited/Expired	(283)	5.62	N/A
Options outstanding at the end of period	13,135	$4.66	4.45 years

Options exercisable at the end of period	8,789	$4.51	4.04 years

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2017, 2016 and 2015.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of December 31, 2017.

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest on finance receivables	$423,567	$408,723	$349,796
Other interest income	607	273	116
Interest income	$424,174	$408,996	$349,912

The following table presents the components of interest expense:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Securitization trust debt	$83,084	$69,178	$48,631
Warehouse lines of credit	7,933	8,569	6,127
Residual interest financing	–	846	1,405
Subordinated renewable notes	1,328	1,348	1,582
Interest expense	$92,345	$79,941	$57,745

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current federal tax expense	$14,369	$22,872	$18,653
Current state tax expense	3,305	2,671	1,146
Deferred federal tax expense	10,131	(6,329)	4,233
Deferred state tax expense	501	1,147	2,669
Income tax expense	$28,306	$20,361	$26,701

Income tax expense for the years ended December 31, 2017, 2016 and 2015 differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Expense at federal tax rate	$11,225	$17,381	$21,484
State taxes, net of federal income tax effect	1,831	2,679	3,235
Stock-based compensation	682	824	1,560
Non-deductible expenses	171	145	107
Effect of change in tax rate	15,117	–	–
Other	(720)	(668)	315
	$28,306	$20,361	$26,701

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2017, we recorded income tax expense of $28.3 million which includes $15.1 of income tax expense related to the effects of the Tax Act, which are required to be recorded in the period of enactment. Excluding the impact of the Tax Act, income tax expense for 2017 would have been $13.2 million.

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred Tax Assets:
Finance receivables	$23,034	$28,986
Accrued liabilities	206	2,322
NOL carryforwards	529	1,697
Built in losses	5,277	8,915
Pension accrual	1,654	2,107
Stock compensation	3,642	–
Other	582	2,343
Total deferred tax assets	34,924	46,370
		$
Deferred Tax Liabilities:	$
Deferred loan costs	(2,233)	(3,223)
Furniture and equipment	(245)	(302)
Total deferred tax liabilities	(2,478)	(3,525)
		$
Net deferred tax asset	$32,446	$42,845

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $32.4 million as of December 31, 2017 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $32.4 million consists of approximately $22.8 million of net U.S. federal deferred tax assets and $9.6 million of net state deferred tax assets. The major components of the deferred tax asset are $5.8 million in net operating loss carryforwards and built in losses and $23.2 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2017, we had net operating loss carryforwards for state income tax purposes of $12.3 million. These state net operating losses begin to expire in 2018.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2017, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2014.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Related Party Transactions

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public. The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2017, $4.0 million remains outstanding on this note.

(11) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2025. Future minimum lease payments at December 31, 2017, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2018	$6,493
2019	6,790
2020	6,710
2021	6,858
2022	5,465
Thereafter	1,616

Total minimum lease payments	$33,932

Rent expense for the years ended December 31, 2017, 2016 and 2015, was $6.3 million, $5.2 million and $4.1 million, respectively.

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

Department of Justice Industry Inquiry. In January 2015, we were served with a subpoena by the U.S. Department of Justice (the “DOJ”) directing us to produce certain documents relating to our and our subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile contracts since 2005, in connection with an investigation by the DOJ in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The DOJ in its investigation requested information relating, among other matters, to the underwriting criteria used to originate these automobile contracts and to the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile contracts. We are among several other securitizers of sub-prime automobile receivables who received such subpoenas in 2014, 2015 and 2016. We have provided the required information, and we were advised by the DOJ in February 2018 that no further information is required of us and that no enforcement action is recommended.

Although the inquiry commenced January 2015 is thus completed as to us, no assurance can be given as to whether some other government agency may commence inquiries into or actions against us, nor as to whether the DOJ may recommence its investigation, any of which hypothetical proceedings might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2017, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2017 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2017 does not exceed $1 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(12) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to the maximum allowed under the law. We may, at our discretion, match 100% of employees’ contributions up to $2,000 per employee per calendar year. Our matching contributions to the 401(k) Plan were $1.2 million, $929,000, and $838,000, respectively, for the years ended December 31, 2017, 2016 and 2015.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$21,515	$21,385
Service cost	–	–
Interest cost	855	882
Assumption changes	1,535	95
Actuarial (gain) loss	(298)	89
Settlements	–	–
Benefits paid	(1,045)	(936)
Projected benefit obligation, end of year	$22,562	$21,515

Change in Plan Assets
Fair value of plan assets, beginning of year	$16,243	$16,374
Return on assets	1,508	1,031
Employer contribution	–	–
Expenses	(260)	(226)
Settlements	–	–
Benefits paid	(1,045)	(936)
Fair value of plan assets, end of year	$16,446	$16,243

Funded Status at end of year	$(6,116)	$(5,272)

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2017 and 2016 were as follows:

	December, 31
	2017	2016
Weighted average assumptions used to determine benefit obligations
Discount rate	3.50%	4.05%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.05%	4.20%
Expected return on plan assets	7.25%	7.50%

Our overall expected long-term rate of return on assets is 7.25% per annum as of December 31, 2017. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016	2015
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$–	$–	$–
Other liabilities	(6,116)	(5,272)	(5,011)
Net amount recognized	$(6,116)	$(5,272)	$(5,011)

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$11,350	$10,618	$10,592
Unrecognized transition asset	–	–	–
Net amount recognized	$11,350	$10,618	$10,592

Components of net periodic benefit cost
Interest cost	$855	$882	$843
Expected return on assets	(1,149)	(1,199)	(1,508)
Amortization of transition asset	–	–	–
Amortization of net loss	405	553	349
Net periodic benefit cost	111	236	(316)
Settlement (gain)/loss	–	–	–
Total	$111	$236	$(316)

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$732	$25	$2,615
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$732	$25	$2,615

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 is $443,000.

The weighted average asset allocation of our pension benefits at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	83%	85%
Debt securities	17%	15%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Estimated Future Benefit Payments (In thousands)
2018	$822
2019	854
2020	895
2021	936
2022	981
Years 2023 - 2027	5,449

Anticipated Contributions in 2018	$–

The fair value of plan assets at December 31, 2017 and 2016, by asset category, is as follows:

	December 31, 2017
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$3,633	$–	$–	$3,633
Large Cap Value	–	2,324	–	2,324
Mid Cap Index	–	654	–	654
Small Cap Growth	–	657	–	657
Small Cap Value	–	647	–	647
Large Cap Blend	–	661	–	661
Growth	–	2,313	–	2,313
International Growth	–	2,683	–	2,683
Core Bond	–	1,870	–	1,870
High Yield	–	373	–	373
Inflation Protected Bond	–	505	–	505
Money Market	–	126	–	126
Total	$3,633	$12,813	$–	$16,446

	December 31, 2016
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$4,581	$–	$–	$4,581
Large Cap Value	–	2,238	–	2,238
Mid Cap Index	–	625	–	625
Small Cap Growth	–	621	–	621
Small Cap Value	–	687	–	687
Focus Value	–	676	–	676
Growth	–	1,980	–	1,980
International Growth	–	2,392	–	2,392
Core Bond	–	1,644	–	1,644
High Yield	–	356	–	356
Inflation Protected Bond	–	433	–	433
Money Market	–	10	–	10
Total	$4,581	$11,662	$–	$16,243

_______________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.
(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.
(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

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

Repossessed vehicle inventory, which is included in Other assets on our consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2017, the finance receivables related to the repossessed vehicles in inventory totaled $33.7 million. We have applied a valuation adjustment, or loss allowance, of $24.0 million, which is based on a recovery rate of approximately 29%, resulting in an estimated fair value and carrying amount of $9.7 million. The fair value and carrying amount of the repossessed inventory at December 31, 2016 was $11.1 million after applying a valuation adjustment of $28.9 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2017 and 2016. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at December 31, 2017 and 2016, were as follows:

	As of December 31, 2017
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,731	$12,731	$–	$–	$12,731
Restricted cash and equivalents	111,965	111,965	–	–	111,965
Finance receivables, net	2,195,797	–	–	2,171,846	2,171,846
Accrued interest receivable	46,753	–	–	46,753	46,753
Liabilities:
Warehouse lines of credit	$112,408	$–	$–	$112,408	$112,408
Accrued interest payable	4,212	–	–	4,212	4,212
Securitization trust debt	2,083,215	–	–	2,089,678	2,089,678
Subordinated renewable notes	16,566	–	–	16,566	16,566

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2016
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,936	$13,936	$–	$–	$13,936
Restricted cash and equivalents	112,754	112,754	–	–	112,754
Finance receivables, net	2,172,365	–	–	2,104,503	2,104,503
Accrued interest receivable	36,233	–	–	36,233	36,233
Liabilities:
Warehouse lines of credit	$103,358	$–	$–	$103,358	$103,358
Accrued interest payable	3,715	–	–	3,715	3,715
Securitization trust debt	2,080,900	–	–	2,138,892	2,138,892
Subordinated renewable notes	14,949	–	–	14,949	14,949

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2017 and 2016, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2017
Revenues	$107,598	$110,072	$109,488	$107,225
Income before income tax expense	7,792	7,952	8,109	8,217
Net income (loss)	4,480	4,572	4,663	(9,951)
Earnings (loss) per share:
Basic	$0.19	$0.20	$0.21	$(0.46)
Diluted	0.16	0.17	0.17	(0.46)

2016
Revenues	$100,649	$104,933	$108,516	$108,183
Income before income tax expense	12,229	12,325	12,455	12,651
Net income	7,214	7,272	7,348	7,465
Earnings per share:
Basic	$0.29	$0.30	$0.31	$0.31
Diluted	0.24	0.25	0.26	0.26

2015
Revenues	$85,989	$88,361	$93,991	$95,308
Income before income tax expense	14,749	15,200	15,649	15,783
Net income	8,333	8,537	8,843	8,967
Earnings per share:
Basic	$0.33	$0.33	$0.34	$0.35
Diluted	0.26	0.27	0.28	0.29

(15) Subsequent Events

On January 16, 2018 we executed our first securitization of 2018. In the transaction, qualified institutional buyers purchased $190.0 million of asset-backed notes secured by $193.6 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2018-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s, and DBRS and were based on the structure of the transaction, the historical performance of similar receivables and our experience as a servicer. The weighted average yield on the notes is approximately 3.46%.

The 2018-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance. The final enhancement level requires accelerated payment of principal on the notes to reach overcollateralization of the lesser of 6.80% of the original receivable pool balance, or 18.50% of the then outstanding pool balance. The transaction utilizes a pre-funding structure, in which CPS sold approximately $121.3 million of receivables on January 16, 2018 and sold $72.3 million of additional receivables on February 9, 2018. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

In January 2018 the Company adopted the fair value method of accounting for finance receivables acquired after 2017. Under fair value, direct originations cost will not be deferred and there will be no allowance for credit losses associated with these receivables. The Company will make estimates regarding expected finance charge revenue, and the timing and magnitude of credit losses, to establish the fair value of the receivables on a quarterly basis, with changes in fair value recorded through the statement of income. In addition, the fair value may be impacted by market conditions.

