Form 10-K/A
period 2017-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2018-04-30
CIK 889609

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

As of the close of business on April 20, 2018, there were 21,234,488 common shares of the registrant outstanding. The aggregate market value of the 16,978,704 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $4.55 per share reported by Nasdaq as of June 30, 2017, was approximately $77,253,103. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant.

EXPLANATORY NOTE

On March 7, 2018, Consumer Portfolio Services, Inc. (the “Company” or “CPS”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14, of the 2017 Form 10-K to include information previously omitted from the 2017 Form 10-K in reliance on General Instruction G(3) to Form 10-K. That instruction provides that registrants may incorporate by reference certain information from a definitive proxy statement, or, if such statement is not filed by 120 days after the end of the fiscal year, then by amendment of the annual report. Accordingly, Part III of the 2017 Form 10-K is hereby amended to add the information set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV. The certifications are filed with this Amendment as Exhibits 31.1 and 31.2. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are included in this Amendment.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2017 Form 10-K with the SEC on March 7, 2018 and no attempt has been made in this Amendment to modify or update other disclosures contained in the 2017 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The  names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below. None of the Company’s directors currently serves on the board of directors of any other publicly-traded companies.

Charles E. Bradley, Jr., 58, has been the President and a director of the Company since its formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Mr. Bradley has been the Company's Chief Executive Officer since January 1992. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

Chris A. Adams, 69, has been a director of the Company since August 2007. Since 1982 he has been the owner and chief executive of Latrobe Pattern Company and K Castings Inc., which are firms engaged in the business of fabricating metal parts. With his experience as chief executive of manufacturing companies, Mr. Adams contributes to the Company’s Board significant organizational and operational management skills.

Brian J. Rayhill, 55, has been a director of the Company since August 2006. Mr. Rayhill has been a practicing attorney in New York State since 1988. As an experienced advocate, counselor and litigator, Mr. Rayhill brings legal knowledge and perspective to the Company’s Board.

William B. Roberts, 80, has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts. Having spent decades in the business of finance, Mr. Roberts brings to the Company’s Board his perspective and judgment regarding means of financing its business.

Gregory S. Washer, 56, has been a director of the Company since June 2007. He has been the president of Clean Fun Promotional Marketing, a promotional marketing company, since its founding in 1986. With his experience in promotions and marketing, Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 59, has been a director of the Company since July 2001. Mr. Wood was president of Carclo Technical Plastics, a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics. As president of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements. He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

Executive  Officers

The information regarding the Company’s executive officers set forth in Part I of this report under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Section  16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company.  Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2017 were timely filed.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers, which applies to the Company's chief executive officer, chief financial officer, controller and others. A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company's principal executive offices.

Audit  and Other Committees

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating Committee. Each of these three committees operates under a written charter, adopted by the Board of Directors. The charters are available on the Company’s website, www.consumerportfolio.com/charters.html. The Board of Directors has concluded that each member of these three committees (every director other than Mr. Bradley, the Company's chief executive officer), is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them have a material relationship with the Company that would impair their independence from management or otherwise compromise the ability to act as an independent director.

The  members of the Audit Committee are Mr. Wood (chairman), Mr. Rayhill and Mr. Washer.

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

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee comprises non-employee directors Chris Adams (chairman), William Roberts and Daniel Wood. As discussed below under the heading “Certain Relationships and Related Transactions, and Director Independence – Subordinated Notes,” to which discussion the reader is directed, Mr. Roberts holds $4,000,000 of subordinated notes issued by the Company. The board of directors has considered whether such holdings would reasonably be expected to impair Mr. Roberts’ exercise of independent judgment, and has concluded that his independence is not impaired. In coming to that conclusion, the board noted that the Company’s repayment obligation is subordinated to all other debt of the Company, creating a near-alignment of interest with the holders of common stock, and also noted Mr. Roberts’ substantial beneficial ownership of Company common stock.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this report.  Based on such review and discussions and relying thereon, we have recommended to the Company's Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

THE COMPENSATION COMMITTEE

Chris A. Adams (chairman)           William B. Roberts           Daniel S. Wood

Compensation Discussion and Analysis

2017 Say-on-Pay Advisory Vote Outcome

The Compensation Committee annually considers the results of the most recent advisory vote by shareholders to approve executive officer compensation. In the 2017 advisory vote, 61% of the voted shares approved the compensation of our named executive officers, and the Compensation Committee interprets that vote as a reason to retain the existing design purposes and structure of our executive compensation programs. The Compensation Committee will continue to consider the results from future shareholder advisory votes regarding executive officer compensation in its future administration of executive compensation.

Compensation Objectives

The Company's objectives with respect to compensation are several. The significant objectives are to cause compensation (i) to be sufficient in total amount to provide reasonable assurance of retaining key executives, (ii) to include a significant contingent component, so as to provide strong incentives to meet designated Company objectives, and (iii) to include a significant component tied to the price of the Common Stock, so as to align management's incentives with shareholder interests. The compensation committee ("Committee") of the Company's Board of Directors is charged with administering the Company’s compensation plans to meet those objectives. To the extent that elements of compensation would not advance such objectives, or would do so less effectively than would other elements, the Committee seeks to avoid paying compensation in those forms.

Role of the Compensation Committee and the chief executive officer

Our Board of Directors has authorized the Compensation Committee, which is composed solely of independent directors, to make all decisions regarding executive compensation, including administration of our compensation plans. In that regard, the Compensation Committee:

•	Reviews and discusses with management the factors underlying our compensation policies and decisions, including overall compensation objectives;
•	Reviews and approves all company goals and objectives (both financial and non-financial) relevant to the compensation of the chief executive officer;
•	Evaluates, together with the other independent directors, the performance of the chief executive officer in light of these goals and objectives and that individual’s overall effectiveness;
•	Fixes and approves directors each element of the compensation of the chief executive officer;
•	Reviews the performance evaluations of all other members of executive management (the chief executive officer prepares and presents to the Compensation Committee the performance evaluations of the other executive officers);
•	Reviews and approves each element of compensation, as well as the terms and conditions of employment, of those other executive officers;
•	Grants awards under our equity compensation plans and oversees the administration of those plans; and
•	Reviews the costs and structure of our key employee benefit and fringe-benefit plans and programs.

The Compensation Committee is authorized to form subcommittee(s) and to retain experts and consultants to assist in the discharge of its responsibilities. To date it has not done so.

The chief executive officer, who attends meetings of the Compensation Committee by invitation of the Committee’s chairman, assists the Committee in determining the compensation of our other executive officers by, among other things:

•	Proposing annual increases to the base salaries of the other executive officers, where merited;
•	Establishing annual individual performance objectives for the other executive officers and evaluating their performance against such objectives (the Committee reviews these performance evaluations); and
•	Making recommendations, from time to time, for special stock option and restricted stock grants (e.g., for motivational or retention purposes) to other executive officers.

The other executive officers do not have a role in determining their own compensation, other than to discuss their annual individual performance objectives and results achieved with the chief executive officer.

Our Overall Approach

The Committee has put into place a compensation system consisting of three key components: base salary, an annual cash bonus pursuant to an incentive plan, and long-term equity incentives in the form of stock options.

The table below provides comparative information regarding the components of our year 2017 executive compensation program. We are applying the same elements in our executive compensation program for the year 2018.

Element	Form	Objectives and Basis

Base Salary	Cash	•	Attract and retain high quality personnel
		•	Targeted to be superior to compensation offered by our competitors

Annual Incentive Bonus	Cash	•	Achieve objectives set annually
		•	Annual bonus amount is set and computed as a percentage of base salary
		•	Actual payout determined by Company and individual performance
		•	Target total cash (base salary + target bonus) designed to be superior to compensation offered by our competitors
Long-Term Incentive Compensation	Stock options	•	Align interests of executives with those of shareholders;
		•	Target long-term incentive award size designed to retain executives through long-term vesting and the potential for wealth accumulation, contingent on benefit to the shareholders

The Committee has from time to time considered providing additional elements of executive compensation. It has considered elements such as restricted stock awards, restricted stock units, compensation contingent on a change in control, defined benefit pension plans, deferred cash compensation, and supplemental retirement plans (supplemental in the sense that they exceed the limits for tax advantaged treatment). To date, the Committee has elected not to pay compensation in such forms, having determined that the Company's objectives are better met by one or more of the elements of compensation that it does pay.

Regarding restricted stock and restricted stock units, the Committee has noted that any form of equity equivalent to or closely tied to common stock does serve to meet the objective of aligning officers' personal interest with that of the shareholders generally. The Committee believes, however, that the objective is better met by grants of stock options than by grants of share equivalents, because recipients of the grants will face the same degree of variance in results at a lesser cost to the Company, when option grants are compared to grants of restricted stock units. Further, unlike restricted stock, option grants will not provide a reward to the holder absent an improvement over time in the Company’s stock price. The committee has elected not to provide material perquisites as compensation, having determined that cash is a better medium of exchange.

Regarding compensation that would be payable contingent on a change in control of the Company, the Committee believes that there are certain legitimate objectives to be met by such contingent compensation. As of the date of this proxy statement, however, no such contingent compensation plans are in place. Regarding defined benefit pension plans, deferred cash compensation and supplemental retirement plans, the Committee believes that the Company's retention objective is better met by straight cash payments, whether in the form of base salary or in the form of bonus compensation. In particular with respect to plans for deferred compensation, the Committee believes those make sense for the Company and for the recipient only on the basis of assumptions regarding future tax rates payable by each. Having no assurance that such assumptions would be correct, the Committee has chosen not to put into place any special deferred compensation programs for the company’s executive officers. Those officers do participate in a company-sponsored tax-deferred savings plan, commonly known as a 401(k) plan, on the same terms available to company employees generally.

The Committee may in the future revisit its conclusions as to any of the components discussed above, or may consider other forms of compensation.

The Base Salary Element

With respect to the retention objective, the Committee considers an executive's base salary to be the most critical component. Acting primarily on the basis of recommendations of the chief executive officer, the Committee adjusts other officers' base salaries annually, with the adjustment historically having consisted of a 2% to 10% increase from the prior year's rate. Where exceptional circumstances apply, such as recruitment of a new executive officer, a promotion to executive officer status or a special need to retain an individual officer, the chief executive officer may recommend, and the Committee may approve, a larger increase. From time to time in past years, and with respect to each of the named executive officers for 2018, the Committee has determined not to increase base salaries.

The Company's general approach in setting the annual compensation of its named executive officers is to set those officers’ base compensation by reference to their base rates for the preceding year. During the year ended December 2017, the Company's chief executive officer, Charles E. Bradley, Jr., received $995,000 in base salary.  In setting that rate in January 2017, the Committee considered the base salary rate that the Company had paid in the prior year ($985,000), the desirability of providing an annual increase (which in this case was approximately 1%), the desirability of ensuring retention of the services of the Company's incumbent chief executive officer, and the levels of chief executive officer compensation prevailing among other financial services companies. Subsequent to year-end, the Committee considered whether to adjust officers’ base compensation for 2018, and determined not to increase the base rate for the chief executive officer or the other named executive officers.

The Annual Incentive Bonus (EMB) element

To encourage executive officers and key management personnel to exercise their best efforts and management skills toward causing the Company to meet its overall objective, and toward achieving designated specific individual objectives, the Company has implemented an Executive Management Bonus Plan, with annual payouts. Under the Company's bonus plan as applied to the year ended December 2017, the Company’s two executive vice presidents (each of whom is among the named executive officers) were eligible to receive a cash bonus of up to 160% of their base salaries, and the Company’s senior vice presidents (two of whom are among the named executive officers) were eligible to receive a cash bonus of up to 120% of their base salaries. The chief executive officer was eligible to receive a cash bonus of up to 600% of his base salary. The implementation of this element for the year 2017 is discussed below.

The Long-Term Incentive Compensation Element

The Committee also awards incentive and non-qualified stock options under the Company's stock option plans. Such awards are designed to assist in the retention of key executives and management personnel and to create an incentive to create shareholder value over a sustained period of time. The Company believes that stock options are a valuable tool in compensating and retaining employees. During the year ended December 31, 2017, the Committee granted stock options to the Company's executive officers. All such grants were awarded in May 2017, and all carry exercise prices equal to the market price for the Company's common stock at the date of grant. The terms of such options are described below, under the caption "Grants of Plan-Based Awards in Last Fiscal Year." The numbers of shares made subject to each of the option grants were based on various factors relating to the responsibilities of the individual officers and to the extent of previous grants to such individuals.

Because the exercise price of all options granted is equal to or above the fair market value of the Company's common stock on the date of grant, the option holders may realize value only if the stock price appreciates from the price on the date the options were granted. This design is intended to focus executives on the enhancement of shareholder value over the long term.

Other Elements

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

Exercise of Discretion

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

Specific Objectives and Evaluation

In the first quarter of 2017 the compensation committee designated specific objectives with respect to the chief executive officer to be accomplished within the year 2017, and fixed weights to be associated with each such objective. The chief executive officer proposed to the Committee specific annual objectives with respect to each other executive officer of the company, which the Committee, after making certain modifications, approved. These objectives and the Committee’s administration of the annual incentive bonus element of compensation are discussed in detail below, under the heading “ - Grants of Plan-Based Awards in Last Fiscal Year - Executive Management Bonus Plan.”

Grants of Options

The Committee's award of stock options to the Company's officers in May 2017 included option grants to the chief executive officer and the other named executive officers. In determining the appropriate level of such grant, the Committee considered the long-term performance of the chief executive officer and the desirability of providing significant incentive for future performance, as well as the desirability of ensuring that officer's continued retention by the Company, and the various factors noted above with respect to option grants generally. These grants and the Committee’s administration of the long-term incentive element of compensation are discussed in detail below, under the heading “-Grants of Plan-Based Awards in Last Fiscal Year – Equity Incentives.”

Stock Ownership, Hedging and Pledging. Our board of directors and compensation committee have considered whether to establish a minimum stock ownership goal for members of our senior management. We have elected not to do so, considering that such a policy would either be strict and mandatory, in which case it would undermine the compensatory objectives of our equity compensation plans, or would be merely hortatory, in which case it could be expected to have little effect. We have also noted that the multiyear vesting terms of the equity incentives granted under our plans have the effect of aligning our executives’ individual personal financial incentives with the future price performance of the Company’s stock.

As part of our comprehensive compliance policy, we remind all company executive officers of the mandatory legal prohibition on selling short company shares. We also prohibit company executive officers from entering into transactions that would have the effect of causing those individuals to benefit from a decline in the price of the company stock, such as the purchase of “put” options. We prohibit such “hedging” transactions but we do not find it appropriate to prohibit our executive officers from pledging their shares of company stock as security for a loan. We believe that the beneficial incentives of owning company stock remain substantially the same with or without such a pledge.

Summary of Compensation

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2017 by the Company's chief executive officer, its chief financial officer, and the other three most highly compensated individuals (such five individuals, the "named executive officers") who were serving in such position or as executive officers at any time in 2017. It lists their names, the principal positions in which they served in those years, and each component of compensation paid with respect to those years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Option Awards (1)	All Other Compensation (2)	Total
Charles E. Bradley, Jr.	2017	$995,000	$2,850,000	$402,000	$600	$4,247,600
President & Chief	2016	995,000	2,800,000	420,000	600	4,215,600
Executive Officer	2015	985,000	2,700,000	747,000	600	4,432,600

Jeffrey P Fritz	2017	411,000	417,000	120,600	600	1,028,200
Executive Vice President	2016	395,000	386,000	126,000	600	907,600
& Chief Financial Officer	2015	380,000	382,000	224,100	600	986,700

Michael T. Lavin	2017	411,000	496,000	120,600	600	949,200
Executive Vice President	2016	406,000	487,000	126,000	600	1,019,600
& Chief Legal Officer	2015	398,000	476,000	224,100	600	1,098,700

Teri L. Robinson	2017	368,000	341,000	80,400	600	790,000
Senior Vice President	2016	357,000	330,000	84,000	600	771,600
- Originations	2015	340,000	323,000	149,400	600	813,000

Laurie A. Straten	2017	362,000	339,375	80,400	600	782,375
Senior Vice President	2016	357,000	330,000	84,000	600	771,600
- Servicing	2015	340,000	323,000	149,400	600	813,000

(1)	Represents the dollar value of accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 and SFAS 123R. Value was estimated using a binomial option pricing model. For the year 2017 the weighted average fair value per option was $1.34, based on assumptions of 4.11 years expected life, expected volatility of 36.57%, and a risk-free rate of 1.61%. For the year 2016 the weighted average fair value per option was 1.40, based on assumptions of 4.11 years expected life, expected volatility of 51.23%, and a risk-free rate of 1.10%. For the year 2015 the weighted average fair value per option was $2.49, based on assumptions of 4.43 years expected life, expected volatility of 51%, and a risk-free rate of 1.43%. In all cases, we assumed a dividend yield of 0.0%.

(2)	Amounts in this column represent premiums paid by the Company for group life insurance, in the amount of $600 for each of the named executive officers.

Grants of Plan-Based Awards in Last Fiscal Year

Equity Incentives

In the year ended December 31, 2017, we did not grant any stock awards or stock appreciation rights to any of our named executive officers. We granted options to substantially all of our management level employees on May 17, 2017. The option grants noted in the tables above and below were awarded to the named executive officers as part of those grants. We also granted awards under our Executive Management Bonus Plan, which were evaluated in January and February of 2018, and have been paid. The amounts paid are shown in the table above (Summary Compensation Table) as “Non-Equity Incentive Plan Compensation.”

In the May 2017 grant, the chief executive officer received an option to purchase 300,000 shares of the Company's common stock at the market closing price ($4.35 per share) on the date of grant, with such right to purchase to become exercisable in increments of 25% on each of the first through fourth anniversaries of the grant date, and to expire on the seventh anniversary. Each of the other executive officers of the Company received a grant at that time on the same terms. Mr. Fritz and Mr. Lavin received such a grant with respect to 90,000 shares, and the other executive officers of the Company each received such a grant with respect to 60,000 shares.

The table below provides information regarding the awards granted to the named executive officers in 2017.

Grants of Plan-Based Awards
Name	Estimated future payouts under non-equity incentive plan awards Threshold Target Maximum			Grant Date	Number of Shares Underlying Options	Exercise Price	Grant Date Fair Value
Mr. Bradley	–	–	–	5/17/2017	300,000	$4.35	$402,000
	$–	$5,970,000	$5,970,000	–	–	–	–
Mr. Fritz	–	–	–	5/17/2017	90,000	$4.35	120,600
	$–	657,600	657,600	–	–	–	–
Mr. Lavin	–	–	–	5/17/2017	90,000	$4.35	120,600
	$–	657,600	657,600	–	–	–	–
Ms. Robinson	–	–	–	5/17/2017	60,000	$4.35	80,400
	$–	441,600	441,600	–	–	–	–
Ms. Straten	–	–	–	5/17/2017	60,000	$4.35	80,400
	$–	434,400	434,400	–	–	–	–

The “target” and “maximum” figures appearing in the table above represent the maximum cash payout under the individual executives’ Executive Management Bonus Plan awards as of the date the incentive was fixed. The actual payout to each individual named in the table above has been determined and paid prior to the date of this proxy statement. That amount was in each case materially less than the maximum (less than 50% of the maximum, in the case of the chief executive). The respective actual payments are described below, and appear above in the Summary Compensation Table under the heading “Non-Equity Plan Compensation.” Because each non-equity incentive plan award has been settled and paid, the future payout under such awards as of the date of this report is in each case zero. The “grant date fair value” figures appearing in the table above, which are the computed fair values of stock option awards, are computed as described in note 1 to the Summary Compensation Table.

Executive Management Bonus Plan

The Executive Management Bonus Plan award granted to the chief executive officer, Mr. Bradley, called for him to meet as many as possible of seven separate operational and financial objectives within the year 2017. The Compensation Committee assigned to each of those objectives a value as a percentage of base salary. The objectives and their weightings were as follows: to meet the Company’s quarterly budgeted earnings (25% each quarter, total of 100%), to increase the Company’s annual originations of receivables to each of five targets (100% in the aggregate, creditable in increments of 20% for reaching aggregate amounts of $850 million, $900 million, $950 million, $1.0 billion, and $1.05 billion), to raise $50 million or more of new capital (50%), to cause the Company’s common stock to trade in excess of each of four targets (80% in the aggregate, creditable in increments of 20% for reaching prices of $5.00, $5.50, $6.00 and $6.50 per share), to renew a designated existing warehouse credit facility on terms equal to or better than those pre-renewal (50%), to execute four rated securitization transactions (30% each, 120% total), and to acquire a material new servicing portfolio (100%). The total of the seven weightings is 600%; accordingly, the target and maximum possible value to that officer of the award was 600% of his base salary for 2017.

In a series of meetings, the committee evaluated the chief executive’s performance in comparison to the goals. The Compensation Committee determined that the budget objective was met in each quarter of 2017, and credited the chief executive with the full value of 100%. It determined that our originations volume exceeded $850 million for the year while maintaining credit quality, representing creditable performance in the amount of 20%.

The Company successfully renewed the designated existing warehouse facility, with respect to which the committee allocated credit of 50%. The committee noted that the Company had executed four rated securitizations, representing creditable performance of 120%.

The aggregate valuation of all creditable performance for the chief executive officer was thus 290%, which would imply a bonus payment under our Executive Management Bonus Plan of $2,885,500. The committee elected to pay a bonus of somewhat less than the maximum creditable percentage, in the amount of $2,850,000, representing 286% of our chief executive’s base salary.

The Executive Management Bonus Plan awards granted to the named executive officers other than the chief executive officer are evaluated on a more subjective basis, and were set by the Compensation Committee in consultation with and on the recommendation of the chief executive officer. Factors used in determining the amount of bonus for the two named executive officers who are executive vice presidents of the Company are these: (I) an evaluation of the executive’s skills and performance, 26.7%, (II) whether the executive has met three individual objectives approved by the compensation committee, 32% in aggregate, (III) whether the Company as a whole has met or exceeded budget targets, 13.3%, (IV) a subjective evaluation of the officer's performance, 53.3%, and (V) a discretionary allocation recommended by the chief executive officer and approved by the compensation committee, 34.7%.

Numerical scores are assigned to each of these factors, up to the maximum percentages stated above, and can result in a maximum bonus of 160% of base compensation.

Similar factors are applied in determining the amount of annual bonus for executive officers who are senior vice presidents of the Company: (I) skills and performance, 20%, (II) three individual objectives, 24%, (III) Company budget, 10%, (IV) subjective evaluation of that executive’s department, 40%, and (V) discretionary allocation, 26%, resulting in a maximum bonus of 120% of base compensation.

Following the end of the year 2017, our compensation committee evaluated each named executive officer’s performance in relation to these standards and goals. The Company met its overall budget target, and each officer accordingly received full credit with respect to that target.

With respect to the individual factors, the compensation committee, acting in part on the advice of our chief executive officer, determined that creditable performance for 2017 for each named executive officer other than the chief executive officer was as set forth below:

	Maximum percentage	Creditable percentage	Base Salary	Result (rounded to nearest $1000)
Mr. Fritz	160%	101.5%	$411,000	$417,000
Mr. Lavin	160	120.7	411,000	496,000
Ms. Robinson	120	92.7	368,000	341,000
Ms. Straten	120	93.8	362,000	339,000

On that basis, the Compensation Committee approved payments to these named executive officers in the amounts shown in the rightmost column.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2017 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option. Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date
Charles E. Bradley, Jr.	40,000	–		$1.50	1/30/2018
	120,000	–		$0.77	5/13/2019
	50,000	–		$1.81	4/27/2020
	200,000	–		$1.19	12/31/2020
	100,000	–		$1.03	6/3/2021
	333,333	–		$1.75	11/23/2021
	166,666	–		$1.50	11/23/2021
	100,000	–		$0.95	11/23/2021
	140,000	–		$1.20	4/3/2022
	60,000	–		$1.94	7/16/2022
	100,000	–		$3.72	11/8/2022
	200,000	50,000	(1)	$6.86	2/1/2023
	200,000	50,000	(2)	$7.97	5/7/2023
	225,000	75,000	(3)	$6.59	7/28/2021
	150,000	150,000	(4)	$6.11	5/19/2022
	75,000	225,000	(5)	$3.48	5/12/2023
	–	300,000	(6)	$4.35	5/17/2024

Jeffrey P. Fritz	20,000	–		$1.50	1/30/2018
	60,000	–		$0.77	5/13/2019
	25,000	–		$1.81	4/27/2020
	50,000	–		$1.03	6/3/2021
	36,000	–		$1.20	4/3/2022
	14,000	–		$1.94	7/16/2022
	48,000	12,000	(1)	$6.86	2/1/2023
	48,000	12,000	(2)	$7.97	5/7/2023
	135,000	45,000	(3)	$6.59	7/28/2021
	45,000	45,000	(4)	$6.11	5/19/2022
	22,500	67,500	(5)	$3.48	5/12/2023
	–	90,000	(6)	$4.35	5/17/2024

Michael T. Lavin	5,000	–		$1.81	4/27/2020
	20,000	–		$1.03	6/3/2021
	30,000	–		$0.95	11/23/2021
	21,600	–		$1.20	4/3/2022
	8,400	–		$1.94	7/16/2022
	60,000	15,000	(1)	$6.86	2/1/2023
	48,000	12,000	(2)	$7.97	5/7/2023
	97,500	32,500	(3)	$6.59	7/28/2021
	45,000	45,000	(4)	$6.11	5/19/2022
	22,500	67,500	(5)	$3.48	5/12/2023
	–	90,000	(6)	$4.35	5/17/2024

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date

Teri L. Robinson	20,000	–		$1.50	1/30/2018
	60,000	–		$0.77	5/13/2019
	25,000	–		$1.81	4/27/2020
	50,000	–		$1.03	6/3/2021
	5,000	–		$1.75	11/23/2021
	10,000	–		$1.50	11/23/2021
	36,000	–		$1.20	4/3/2022
	14,000	–		$1.94	7/16/2022
	48,000	12,000	(1)	$6.86	2/1/2023
	48,000	12,000	(2)	$7.97	5/7/2023
	45,000	15,000	(3)	$6.59	7/28/2021
	30,000	30,000	(4)	$6.11	5/19/2022
	15,000	45,000	(5)	$3.48	5/12/2023
	–	60,000	(6)	$4.35	5/17/2024

Laurie A. Straten	10,000	–		$1.50	1/30/2018
	30,000	–		$0.77	5/13/2019
	12,000			$1.81	4/27/2020
	25,000	–		$1.03	6/3/2021
	9,000	–		$1.95	11/23/2021
	1,250	–		$1.75	11/23/2021
	2,500	–		$1.50	11/23/2021
	18,000	–		$1.20	4/3/2022
	7,000	–		$1.94	7/16/2022
	20,000	5,000	(1)	$6.86	2/1/2023
	72,000	18,000	(2)	$7.97	5/7/2023
	45,000	15,000	(3)	$6.59	7/28/2021
	30,000	30,000	(4)	$6.11	5/19/2021
	15,000	45,000	(5)	$3.48	5/12/2023
	–	60,000	(6)	$4.35	5/17/2024

(1)	Became exercisable as to the unexercisable portion on February 1, 2018.
(2)	Becomes exercisable as to the unexercisable portion on May 7, 2018.
(3)	Becomes exercisable as to the unexercisable portion on July 28, 2018.
(4)	Becomes exercisable as to additional cumulative increments of 50% of the unexercisable portion on May 19, 2018 and 2019.
(5)	Becomes exercisable as to additional cumulative increments of one-third of the unexercisable portion on May 12, 2018, 2019 and 2020.
(6)	Becomes exercisable as to cumulative increments of 25% of the unexercisable portion on May 17, 2018, 2019, 2020 and 2021.

Option Exercises in Last Fiscal Year

Four of the five named executive officers exercised stock options during 2017. The table below shows the realized value and the number of options exercised for those four individuals. None of our officers hold stock awards; accordingly, no stock awards vested during 2017.

Option Exercises and Stock Vested

	Value realized on exercise (1)	Number of shares acquired on exercise
Mr. Bradley	$531,600	160,000
Mr. Fritz	92,600	30,000
Mr. Lavin	–	–
Ms. Robinson	158,600	55,000
Ms. Straten	48,800	15,000

(1) The value realized is the difference between the fair market value of the Company’s common stock on the date of exercise (the closing price reported by Nasdaq) and the exercise price of the option.

Executive Management Bonus Plan (Non-equity Incentive Plan)

The salary and cash bonus of the named executive officers are determined by the Compensation Committee. The compensation appearing in the Summary Compensation Table above under the caption "Non-Equity Incentive Plan Compensation" is paid pursuant to an executive management bonus plan (the “EMB Plan”). The EMB Plan is administered by the Compensation Committee. Among other things, the Compensation Committee selects participants in the EMB Plan from among the Company’s executive officers and determines the performance goals, target amounts and other terms and conditions of awards under the EMB Plan. With respect to officers other than the chief executive officer, determinations of base salary and of criteria relating to the EMB Plan are based in part on evaluations of such officers prepared by the chief executive officer, which are furnished to and discussed with the Compensation Committee.

Director Compensation

Throughout 2017, we paid our non-employee directors a retainer of $5,167 per month, with an additional fee of $500 per month for service on a board committee ($1,000 for a committee chairman). Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the board of directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings.  The Board in 2017 approved issuance to each non-employee director of options to purchase an aggregate of 30,000 shares. The exercise prices of all such options are the closing price of the Company’s common stock on the date of grant, which was $3.48 per share for the 30,000 share grants, and $4.53 per share for the additional grants. The table below summarizes compensation received by our non-employee directors for the year 2017. Our chief executive officer, Charles E. Bradley, Jr., serves also as chairman of our board of directors. His compensation as chief executive is described elsewhere in this report; he receives no additional compensation for service as a director.

Name of Director	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Chris A. Adams	$82,000	$33,900	$115,900
Brian J. Rayhill	90,000	33,900	123,900
William B. Roberts	71,000	33,900	104,900
Gregory S. Washer	78,000	33,900	111,900
Daniel S. Wood	90,000	33,900	163,900

(1)       This column reports cash compensation earned in 2017 for Board and committee service.

(2)       This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2017 fiscal year for the fair value of stock options granted to the directors in 2017. The fair value was estimated using a binomial option-pricing model in accordance with SFAS 123R. The fair value per option was $1.13, based on assumptions of 3.24 years expected life, expected volatility of 34.50%, expected dividend yield of 0.0%, and a risk-free rate of 1.46%. In addition to the stock option awards granted in 2017, our directors held at December 31, 2017 option awards granted in previous years. The total options held at December 31, 2017 represent the right to purchase shares as follows: Mr. Adams, 220,000 shares; Mr. Rayhill, 382,000 shares; Mr. Roberts, 90,000 shares; Mr. Washer, 210,000 shares; and Mr. Wood, 240,000 shares.

Pension Plans

The Company's officers do not participate in any pension or retirement plan, other than a tax-qualified defined contribution plan (commonly known as a 401(k) plan).

Potential Payments Upon Termination or Change of Control

This section provides information regarding payments and benefits to the named executive officers that would be triggered by termination of the officer’s employment (including resignation, or voluntary termination; severance, or involuntary termination; and retirement) or a change of control of the Company.

Each of the named executive officers is an at-will employee and, as such, does not have an employment contract. In addition, if the officer’s employment terminates for any reason other than a change of control of the Company, any unvested stock options are terminated, and vested options become subject to accelerated expiration: ordinarily three months following separation from service, or twelve months in the case of disability, retirement or death. Accordingly, there are no payments or benefits that are triggered by any termination event (including resignation and severance) other than in connection with a change of control of the Company.

Benefits Triggered by Change of Control or Termination after Change of Control

Our stock option plans provide that each employee of ours who holds outstanding unexpired options under our stock option may have the right to exercise such options following a change of control of the Company, without regard to the date such option would first be exercisable. Each of the named executive officers holds such options. The “acceleration” of options is mandatory following certain changes of control, and subject to the discretion of the Compensation Committee following certain others. Acceleration is mandatory in the event of (i) the sale, or other disposition of substantially all of the Company’s assets, or (ii) a merger or similar transaction in which shareholders of the Company hold less than 50% of the shares of the surviving entity; provided, however, that acceleration following a merger or similar transaction is mandatory only if the holder suffers a Qualifying Termination (defined below) within one year following the transaction, or if the surviving entity does not provide the holder with an equivalent award. Acceleration is also mandatory if a holder suffers a Qualifying Termination within one year following (iii) a change within a three-year period in the membership of a majority of the board of directors (excluding changes recommended by the board), or (iv) a person’s acquisition of outstanding voting securities of the Company, other than directly from the Company and without approval of the board, resulting in that person’s having beneficial ownership of greater than 25% of the Company. A “Qualifying Termination” is a termination of the holder’s employment by the Company other than for cause, disability or death, or by the holder for “good reason” (principally relating to a material diminution in the holder’s authority, compensation or responsibilities, or a relocation of greater than 50 miles).

Under our stock option plans, the Compensation Committee may exercise its discretion to provide for acceleration under other circumstances than those described above with respect to any particular stock option or class of stock options. The committee would expect to exercise its discretion with the intention of preserving the value of the stock option award. To date, such discretion has not been exercised. The preceding description applies to options held by officers and employees. Options issued to non-employee directors accelerate without the exercise of discretion upon any of the four categories of change of control described above.

The following table quantifies for each named executive officer the value of his unvested stock options, the vesting of which could be accelerated upon a change of control (assuming that the change of control occurred on December 31, 2017, and using as the value of the shares underlying such options the closing market price on December 31, 2017, which was $4.15 per share):

Name	Value of Unvested Stock Options (1)
Mr. Bradley	$150,750
Mr. Fritz	45,225
Mr. Lavin	45,225
Ms. Robinson	30,150
Ms. Straten	30,150

(1)	Represents the difference between the closing market price per share of the Company’s common stock on December 31, 2017 (which was $4.15 per share) and the exercise price of each unvested option held by the officer as of December 31, 2017.

Management Structure

The board of directors is responsible for overseeing the management of the Company. Its oversight is aimed at seeing to it that the company’s business is managed to meet our goals, and that the interests of the shareholders are served.

Charles E. Bradley currently serves as both the chairman of the board and our chief executive officer, and is the only member of our board who is not independent of the Company. Largely because of the small number of directors (six members in total), our board has chosen not to designate any individual formally as the lead independent director. Each director retains his full oversight responsibility.

Our board structure supports the independence of our non-management directors. Our audit committee, compensation committee and nominating committee are each composed solely of independent directors. Our bylaws provide that any two directors have the authority to call meetings of the board of directors, as do specified officers, including the president and the secretary. To enhance the possible use of that authority by independent directors, the corporate secretary is under standing instructions to call a meeting at the instance of any one director.

The board believes that combining the chairman and chief executive officer positions is currently the most effective leadership structure given Mr. Bradley’s in-depth knowledge of our business and industry and his demonstrated ability to formulate and implement strategic initiatives. Mr. Bradley is continuously involved in developing and implementing our strategies, working closely with the company’s other senior executives to seek continued disciplined growth and excellence in operations. His close involvement in management places Mr. Bradley in the best position to decide which business issues require consideration by the independent directors of the board. In addition, having a combined chairman and chief executive officer enables us to speak with a unified voice to shareholders, customers and others concerned with our company. The board believes that combining the chief executive and chairman roles, as part of a governance structure that includes oversight of management responsibilities by independent directors, provides the preferred system for meeting the requirement that the Company be managed in the best interest of our shareholders.

Risk  Oversight

The board’s overall responsibility for directing the management of the company includes risk oversight. The risk oversight function is performed at the board level, and by the Audit and Compensation Committees.

The board of directors as a whole in its regular meetings discusses and considers the risk inherent in the existing business of the Company and in proposed initiatives. Because the Company’s business consists of extending consumer credit to individuals believed to be of higher risk than others (sub-prime credit), the assessment of the risk assumed in such extensions of credit is a primary consideration on the part of the board. Risk oversight is also a key function of the Audit and Compensation Committees.

The principal risk management function performed by the Audit Committee is the ongoing assessment of the credit estimates and allowances periodically recorded in the Company’s books. The committee reviews that assessment regularly. Other risk assessments performed by the Audit Committee include assessments of contingent liabilities, and of other reserves and allowances.

The principal risk management functions performed by the Compensation Committee are its setting and evaluation of objectives for the chief executive officer, in connection with its administration of the executive management bonus plan. The committee recognizes that the company’s business of extending subprime credit inherently includes a conflict between growing the business and managing the risk of credit losses: one means to increase the company’s business is to offer credit on terms that are priced too low for the risk assumed. The Compensation Committee manages that risk by insisting that objectives to grow the business are qualified by a mandate that credit quality be maintained at appropriate levels. To some extent, such risk management is shared with the Audit Committee, which performs the primary oversight of whether credit risk assumed is reflected with adequate allowances in the company’s financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of the our Common Stock (our only class of voting securities) owned beneficially as of April 20, 2018 (the latest practicable date) by (i) each person known to us to own beneficially more than 5% of the outstanding Common Stock, (ii) each director and each named executive officer, and (iii) all of our directors and executive officers, as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. Percent of class is calculated by reference to 21,324,488 shares outstanding on April 20, 2018. Except as otherwise noted, each person named in the table has a mailing address at 3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada 89169.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	4,818,507		20.2%
Chris A. Adams	322,213		1.5%
Brian J. Rayhill	394,337		1.8%
William B. Roberts	839,078		3.9%
Gregory S. Washer	631,201		2.9%
Daniel S. Wood	408,165	(2)	1.9%
Jeffrey P. Fritz	795,000		3.6%
Michael T. Lavin	742,461		3.4%
Teri L. Robinson	671,800		3.1%
Laurie A. Straten	435,547		2.0%
All directors and executive officers combined (15 persons)	12,448,784	(3)	43.7%

Second Curve Capital, 350 Fifth Ave, Suite 4730, New York, New York 10118	2,081,884	(4)	9.8%
Citigroup Inc., 388 Greenwich Street, New York, New York 10013	2,000,000	(5)	8.6%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas, 78746	1,927,908	(6)	9.0%
Continental Advisors LLC, 227 W Monroe Street, Suite 5050 Chicago, IL 60606	1,430,474	(7)	6.7%

(1)	Includes certain shares that may be acquired within 60 days after April 20, 2018 from the Company upon exercise of options, as follows: Mr. Bradley, 2,549,999 shares; Mr. Adams, 210,000 shares; Mr. Rayhill, 372,000 shares; Mr. Roberts, 90,000 shares; Mr. Washer, 210,000 shares; Mr. Wood, 240,000 shares; Mr. Fritz, 575,000 shares; Mr. Lavin, 452,500 shares; Ms. Robinson, 455,000 shares; and Ms. Straten, 354,750 shares. Of Mr. Bradley’s shares, 1,419,906 are pledged to secure loan(s) to him. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund. Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.

(2)	Excludes 8,202 shares owned by the person’s wife, as to which beneficial ownership is disclaimed.

(3)	Includes 7,182,899 shares that are not outstanding as of the date of this report, but which may be acquired within 60 days after April 20, 2018 upon exercise of options.

(4)	Based on a report on Schedule 13G/A filed by the named person and others on February 5, 2018.

(5)	All of which are shares that may be acquired upon exercise of presently-exercisable warrants. Based on a report on Schedule 13G/A filed by the named person and others on February 9, 2016.

(6)	Based on a report on Schedule 13G/A filed by the named person and others on February 9, 2018.

(7)	Based on a report on Schedule 13G filed by the named person and others on February 14, 2018.

Equity Compensation Plan Information

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2017.

Plan Category	Outstanding Options	Weighted average exercise price of Outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by shareholders	13,135,149	$4.66	2,473,581
Plans not approved by shareholders	None	N/A	N/A
Total	13,135,149	$4.66	2,473,581

CEO  Pay Ratio

The Dodd-Frank Reform and Consumer Protection Act includes a mandate that public companies disclose the ratio of the compensation of their CEO to their median employee. Our CEO-median employee pay ratio calculation for 2017 is 96:1. We determined the pay ratio by dividing the total 2017 compensation of the CEO as disclosed in the Summary Compensation Table by the total 2017 compensation of the median employee, using the same components of compensation as used in the Summary Compensation Table for the CEO.

Our median employee for 2017 was determined using the compensation of employees who were actively employed on December 31, 2017 (the Measurement Date). We used cash compensation for the year to determine the median employee. The total compensation of our median employee, using the same methodology we use for Mr. Bradley’s Summary Compensation Table compensation, is $44,399. The total compensation of the CEO Charles Bradley is $4,247,600.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Citigroup. On July 10, 2008, CPS and its wholly owned subsidiary Folio Funding II, LLC, as borrower, agreed with Citigroup Financial Products Inc. (“CGFP”), an affiliate of Citigroup Inc. (“Citigroup”), to amend and restate the agreements governing a pre-existing revolving residual credit facility. CGFP was the note purchaser in and administrative agent of that credit facility. The amendments included the issuance to an affiliate of CGFP of a ten-year warrant to purchase (for nominal consideration) 2,500,000 shares of Company common stock, which warrant was subsequently transferred to CGFP. Upon issuance of such warrant, CGFP (and thus Citigroup) became a person with beneficial ownership of greater than 5% of the Company’s common stock. On March 10, 2010, the Company repurchased a portion of the warrant, representing 500,000 of the 2,500,000 shares available for purchase upon exercise of such warrant.

In September 2011, and approximately quarterly thereafter, another affiliate (“CGMI”) of Citigroup acted as a placement agent of asset-backed notes issued by securitization trusts sponsored by CPS. The issuances of investment-grade and below investment-grade notes, and the placement compensation to CGMI, from January 1, 2015 to the present, are set forth in the table below. In each case, one or more other placement agents also received compensation for placing such notes, as well as CGMI.

	Investment-grade notes issued	Below investment-grade notes issued	Fees paid to CGMI
March 2015	$226,010,000	$18,990,000	$1,369,048
June 2015	199,370,000	18,130,000	1,398,677
September 2015	239,990,000	27,760,000	1,555,587
January 2016	272,000,000	20,910,000	914,379
April 2016	307,870,000	24,820,000	550,286
July 2016	287,620,000	30,880,000	925,776
October 2016	186,270,000	20,055,000	81,641
January 2017	186,270,000	20,050,000	869,283
April 2017	202,515,000	22,655,000	386,098
July 2017	199,525,000	25,300,000	663,608
October 2017	175,600,000	20,700,000	336,210
January 2018	169,964,000	20,036,000	557,922
April 2018	179,478,000	22,345,000	347,397

On May 11, 2012, the Company entered into a one-year revolving credit agreement (the "Citi Warehouse Agreement") and related agreements with affiliates of Citigroup and others, under which the lenders have agreed to lend up to a maximum of $100 million, to be secured by automobile receivables. In connection with the Citi Warehouse Agreement, the Company paid a closing fee of $1,000,000. The Company first incurred indebtedness under the Citi Warehouse Agreement in the amount of $9.1 million on May 14, 2012. The Company used the proceeds of that draw for working capital.

Following earlier extensions in 2013 and 2014, the Company and the lenders agreed on August 12, 2016 to extend the revolving term of the Citi Warehouse Agreement to August 10, 2018. At the conclusion of the revolving period, at the election of either the borrower or the lender, the loans are to amortize for an additional one year, and then become due in full. Loans under the Citi Warehouse Agreement bear interest during the revolving period at a floating rate equal to one-month LIBOR plus 5.50%, but in all events no less than 6.25% per year, and during the amortization period (if any) at a floating rate equal to one-month LIBOR plus 6.50%, but in all events no less than 7.25% per year. The loans are subject to acceleration upon the occurrence of certain defined events of default. In connection with the 2016 renewal of the Citi Warehouse Agreement, we paid a closing fee of $1.0 million.

The maximum principal amount of indebtedness under the Citi Warehouse Agreement during 2017 was $77.5 million. During 2017, the Company paid $308.5 million of principal and $1.6 million of interest on such debt. As of April 20, 2018, the principal amount owed was $20.2 million. The Company intends to incur additional indebtedness under the Citi Warehouse Agreement from time to time as it purchases motor vehicle receivables from dealers

CPS Leasing. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the chief executive officer and chairman of the board of directors of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. The Company financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit. The aggregate amounts of the advances made by the Company and outstanding to CPSL as of December 31, 2015, 2016 and 2017, were approximately $243,000, $227,000 and $186,000, respectively.

Subordinated Notes. The Company has offered and sold its subordinated notes in a continuous public offering. Director William Roberts on December 3, 2007 purchased $4,000,000 of three-year notes directly from the Company in that offering. The Company in the years 2015, 2016 and 2017 paid interest of $400,000 per year on such notes, in accordance with their terms. The interest rate on such notes was initially 14.91% per annum, and the yield paid to the noteholder was computed by compounding that rate on a daily basis. The rate was determined by negotiation, and Mr. Roberts and the Company have agreed to a series of successive extensions of such indebtedness, at the same interest rate through April 2013, at 13% through December 2014, and at 10% per annum throughout the years 2015 through 2017.

Policy on Related Party Transactions and Director Independence. The agreements and transactions described above, other than those described under the caption “Citigroup,” were entered into by the Company with parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company.  It is the Company's policy that any such transactions with persons having a control or fiduciary relationship with the Company may take place only if approved by the Audit Committee or by the members of the Company's Board of Directors who are disinterested with respect to the transaction, and independent in accordance with the standards for director independence prescribed by Nasdaq.  Such policy is maintained in writing in the charter of the Audit Committee.  The agreements and transactions above were reviewed and approved by the members of the Company's Board of Directors who were disinterested with respect to the transaction, except that the subordinated notes transaction was reviewed and approved by the Audit Committee.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2017 and 2016. Crowe has served as the Company’s independent registered public accounting firm since February 2009, and reported on the Company’s financial statements for the years ended December 31, 2008 through 2017.

Audit and Non-Audit Fees	2016	2017
Audit Fees (1)	$770,000	$770,000
Audit-Related Fees (2)	179,300	190,850
Tax Fees (3)	286,000	291,175
All Other Fees	–	–
TOTAL	$1,235,300	$1,252,025

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

(3) The 2017 and 2016 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2017 and December 31, 2016, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

In the course of its meetings, the Audit Committee has considered whether the provision of the non-audit fees outlined above is compatible with maintaining the independence of the respective audit firms, and has concluded that such independence is not and was not impaired.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(3) Exhibits:

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2017 Form 10-K were filed or incorporated by reference as part of the 2017 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

EXHIBIT INDEX

31.1	Rule 13a-14(a) certification by Chief Executive Officer
31.2	Rule 13a-14(a) certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)

April 30, 2018	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

