Form 10-Q
period 2018-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2018-05-08
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018 the registrant had 21,254,141 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6.	Exhibits	33
	Signatures	34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$11,573	$12,731
Restricted cash and equivalents	130,798	111,965

Finance receivables	2,091,875	2,304,984
Less: Allowance for finance credit losses	(100,844)	(109,187)
Finance receivables, net	1,991,031	2,195,797

Finance receivables measured at fair value	209,847	–
Furniture and equipment, net	1,649	1,752
Deferred tax assets, net	32,302	32,446
Accrued interest receivable	39,077	46,753
Other assets	22,700	23,397
	$2,438,977	$2,424,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$33,569	$28,715
Warehouse lines of credit	121,666	112,408
Securitization trust debt	2,080,070	2,083,215
Subordinated renewable notes	16,348	16,566
	2,251,653	2,240,904
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value;authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value;authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,441,659 and 21,488,589 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	71,824	71,582
Retained earnings	122,682	119,537
Accumulated other comprehensive loss	(7,182)	(7,182)
	187,324	183,937

	$2,438,977	$2,424,841

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Interest income	$100,906	$104,575
Other income	2,657	3,023
	103,563	107,598

Expenses:
Employee costs	20,641	17,780
General and administrative	7,495	6,922
Interest	24,062	22,088
Provision for credit losses	40,507	47,167
Marketing	4,211	3,960
Occupancy	1,850	1,661
Depreciation and amortization	240	228
	99,006	99,806
Income before income tax expense	4,557	7,792
Income tax expense	1,412	3,312
Net income	$3,145	$4,480

Earnings per share:
Basic	$0.15	$0.19
Diluted	0.12	0.16

Number of shares used in computing earnings per share:
Basic	21,576	23,517
Diluted	25,664	28,223

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$3,145	$4,480

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$3,145	$4,480

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,145	$4,480
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	728	(73)
Net interest income accretion on fair value receivables	121	–
Depreciation and amortization	240	228
Amortization of deferred financing costs	2,136	2,159
Provision for credit losses	40,507	47,167
Stock-based compensation expense	1,186	1,394
Changes in assets and liabilities:
Accrued interest receivable	7,676	4,352
Deferred tax assets, net	144	(194)
Other assets	2,461	3,936
Accounts payable and accrued expenses	4,854	(1,257)
Net cash provided by operating activities	63,198	62,192

Cash flows from investing activities:
Purchases of finance receivables held for investment	–	(229,642)
Payments received on finance receivables held for investment	163,531	167,996
Purchases of finance receivables measured at fair value	(212,610)	–
Payments received on finance receivables at fair value	2,642	4
Change in repossessions held in inventory	(1,764)	360
Change in restricted cash and cash equivalents, net	(18,833)	(16,443)
Purchase of furniture and equipment	(137)	(137)
Net cash used in investing activities	(67,171)	(77,862)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	190,000	206,320
Proceeds from issuance of subordinated renewable notes	607	861
Payments on subordinated renewable notes	(825)	(538)
Net advances of warehouse lines of credit	8,880	16,482
Repayment of securitization trust debt	(193,560)	(205,321)
Payment of financing costs	(1,343)	(1,572)
Purchase of common stock	(1,419)	(2,900)
Exercise of options and warrants	475	473
Net cash provided by financing activities	2,815	13,805

Increase (decrease) in cash and cash equivalents	(1,158)	(1,865)

Cash and cash equivalents at beginning of period	12,731	13,936
Cash and cash equivalents at end of period	$11,573	$12,071

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,729	$19,697
Income taxes	$16	$66

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three month period ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.

Finance Receivables Measured at Fair Value

Effective January 1, 2018, we adopted the fair value method of accounting for finance receivables acquired on or after that date. For each finance receivable acquired after 2017, we consider the price paid on the purchase date as the fair value for such receivable.  We estimate the cash to be received in the future with respect to such receivables, based on our experience with similar receivables acquired in the past.  We then compute the internal rate of return that results in the present value of those estimated cash receipts being equal to the purchase date fair value. Thereafter, we recognize interest income on such receivables on a level yield basis using that internal rate of return as the applicable interest rate. Cash received with respect to such receivables is applied first against such interest income, and then to reduce the carrying value of the receivables.

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the carrying value, an adjustment would be required.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Anticipated credit losses are included in our estimation of cash to be received with respect to receivables.  Because such credit losses are included in our computation of the appropriate level yield, we do not make continuing provision for credit losses, as our best estimate of the lifetime aggregate of credit losses is included in that initial computation. Also as a result of including anticipated credit losses in our computation of the level yield, that level yield is materially lower than the average contractual rate applicable to the receivables. Because our initial carrying value is fixed as the price we pay for the receivable, rather than as the contractual principal balance, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred.

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Direct mail revenues	$1,797	$1,999
Convenience fee revenue	450	570
Recoveries on previously charged-off contracts	118	186
Sales tax refunds	234	196
Other	58	72
Other income for the period	$2,657	$3,023

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. The majority of the Company’s revenues come from interest income which is outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within Other Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include revenue associated with direct mail and other related products and services that we offer to our dealers.

Warrants

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares remain outstanding as of March 31, 2018.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2018 and 2017, we recorded stock-based compensation costs in the amount of $1.2 million and $1.4 million, respectively. As of March 31, 2018, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.5 million. This amount will be recognized as expense over a weighted-average period of 1.7 years.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents stock option activity for the three months ended March 31, 2018:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	13,135	$4.66	N/A
Granted	40	3.74	N/A
Exercised	(308)	1.54	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	12,867	$4.73	4.30 years

Options exercisable at the end of period	8,687	$4.67	3.93 years

At March 31, 2018, the aggregate intrinsic value of options outstanding and exercisable was $7.7 million and $7.3 million, respectively. There were 307,850 options exercised for the three months ended March 31, 2018 compared to 279,000 for the comparable period in 2017. The total intrinsic value of options exercised was $849,000 and $913,000 for the three-month periods ended March 31, 2018 and 2017. There were 2.4 million shares available for future stock option grants under existing plans as of March 31, 2018.

Purchases of Company Stock

The table below describes the purchase of our common stock for the three-month ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	231,181	$3.86	561,617	$4.94
Shares redeemed upon net exercise of stock options	33,599	4.37	25,193	5.04
Other	90,000	4.13	–	–
Total stock purchases	354,780	$3.97	586,810	$4.94

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2018, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We record at each measurement date, most recently as of March 31, 2018, our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. The majority of the Company’s revenues come from interest income which is outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within Other Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include revenue associated with direct mail and other related products and services that we offer to our dealers. The Company adopted ASC 606 in the first quarter of 2018 with no material effect on our financial statements.

The Company adopted ASC Topic 825 "Financial Instruments." Authoritative accounting guidance under ASC Topic 825, "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The Company adopted ASC 825 on January 1, 2018 with no material effect on our financial statements.

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

In January 2018 the Company adopted the fair value method of accounting for finance receivables acquired after 2017. Finance receivables measured at fair value are recorded separately on the Company’s Balance Sheet and are excluded from all tables in this footnote.

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2018	2017
	(In thousands)
Finance receivables
Automobile finance receivables, net of unearned interest	$2,086,227	$2,298,608
Unearned acquisition fees and originations costs	5,648	6,376
Finance receivables	$2,091,875	$2,304,984

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In thousands)
Delinquency Status
Current	$1,919,642	$2,069,617
31 - 60 days	104,314	138,395
61 - 90 days	43,330	63,081
91 + days.	18,941	27,515
	$2,086,227	$2,298,608

Finance receivables totaling $18.9 million and $27.5 million at March 31, 2018 and December 31, 2017, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$109,187	$95,578
Provision for credit losses on finance receivables.	40,507	47,167
Charge-offs	(56,102)	(50,299)
Recoveries	7,252	6,809
Balance at end of period	$100,844	$99,255

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

	March 31,	December 31,
	2018	2017
	(In thousands)
Gross balance of repossessions in inventory	$37,190	$33,679
Allowance for losses on repossessed inventory	(25,771)	(24,024)
Net repossessed inventory included in other assets	$11,419	$9,655

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2018 (2)	Principal	2018	2017	2018
	(Dollars in thousands)
CPS 2013-B	September 2020	$17,882	$205,000	$15,089	$18,407	2.08%
CPS 2013-C	December 2020	22,318	205,000	21,936	25,559	6.15%
CPS 2013-D	March 2021	22,804	183,000	21,146	24,917	5.31%
CPS 2014-A	June 2021	28,297	180,000	26,161	30,521	4.50%
CPS 2014-B	September 2021	40,715	202,500	38,976	44,516	3.86%
CPS 2014-C	December 2021	64,831	273,000	63,405	71,174	4.02%
CPS 2014-D	March 2022	71,801	267,500	70,473	79,099	4.32%
CPS 2015-A	June 2022	79,551	245,000	78,174	87,194	3.93%
CPS 2015-B	September 2022	93,331	250,000	92,899	102,873	3.84%
CPS 2015-C	December 2022	129,017	300,000	127,836	141,362	4.32%
CPS 2016-A	March 2023	165,582	329,460	164,649	180,761	4.66%
CPS 2016-B	June 2023	188,408	332,690	184,355	201,199	4.72%
CPS 2016-C	September 2023	190,875	318,500	186,387	203,504	4.28%
CPS 2016-D	April 2024	140,642	206,325	138,114	149,671	3.28%
CPS 2017-A	April 2024	152,891	206,320	149,832	161,892	3.44%
CPS 2017-B	December 2023	183,726	225,170	172,409	186,594	2.99%
CPS 2017-C	September 2024	189,969	224,825	181,471	197,155	2.92%
CPS 2017-D	June 2024	183,453	196,300	175,130	189,277	2.81%
CPS 2018-A	March 2025	187,493	190,000	183,672	–	2.91%
		$2,153,586	$4,540,590	$2,092,115	$2,095,675

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $695.4 million in 2018, $682.8 million in 2019, $412.6 million in 2020, $211.2 million in 2021, $66.3 million in 2021, $11.7 million in 2022.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $12.0 million and $12.5 million as of March 31, 2018 and December 31, 2017, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of March 31, 2018, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2018, restricted cash under the various agreements totaled approximately $130.8 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

On April 16, 2018 we completed our second securitization transaction of 2018. In the transaction, qualified institutional buyers purchased $201.8 million of asset-backed notes secured by $205.0 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2018-B, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and Kroll Bond Rating Agency and were based on the structure of the transaction, the historical performance of similar receivables and our experience as a servicer. The weighted average yield on the notes is approximately 3.98%.

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2018 and December 31, 2017 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2018	2017
			(In thousands)
Description	Interest Rate	Revolving Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$40,603	$25,629

	5.50% over one month Libor (Minimum 6.25%)	August 2018	69,791	77,546

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	12,760	11,100

Subordinated renewable notes	Weighted average rate of 8.08% and 7.99% at March 31, 2018 and December 31, 2017, respectively	Weighted average maturity of May 2020 and March 2020 at March 31, 2018 and December 31, 2017, respectively	16,348	16,566

			$139,502	$130,841

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $1.5 million and $1.9 million as of March 31, 2018 and December 31, 2017, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Interest on finance receivables	$97,188	$104,496
Interest on finance receivables at fair value	3,508	–
Other interest income	210	79
Interest income	$100,906	$104,575

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Securitization trust debt	$21,829	$20,080
Warehouse lines of credit	1,887	1,708
Subordinated renewable notes	346	300
Interest expense	$24,062	$22,088

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2018 and 2017 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,576	23,517
Incremental common shares attributable to exercise of outstanding options and warrants	4,088	4,706
Weighted average number of common shares used to compute diluted earnings per share	25,664	28,223

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-months ended March 31, 2018 and 2017 would have included an additional 9.3 million and 6.6 million shares, respectively, attributable to the exercise of outstanding options and warrants.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

As of March 31, 2018 and December 31, 2017, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $32.3 million as of March 31, 2018 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $32.3 million consists of approximately $22.7 million of net U.S. federal deferred tax assets and $9.6 million of net state deferred tax assets.

Income tax expense was $1.4 million and $3.3 million for the three months ended March 31, 2018 and 2017, which represents an effective income tax rate of 31% and 43%, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although the inquiry commenced January 2015 is thus completed as to us, no assurance can be given as to whether some other government agency may commence inquiries into or actions against us, nor as to whether the DOJ may recommence its investigation, any of which hypothetical proceedings might materially and adversely affect us.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of March 31, 2018, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of March 31, 2018 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of March 31, 2018 does not exceed $1 million.

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

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost the three-month periods ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–
Interest cost	194	214
Expected return on assets	(291)	(287)
Amortization of transition (asset)/obligation	–	–
Amortization of net (gain) / loss	111	101
Net periodic cost (benefit).	$14	$28

We did not make any contributions to the Plan during the three-month periods ended March 31, 2018 and 2017. We do not anticipate making any contributions for the remainder of 2018.

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

Effective January 2018 we have elected to use the fair value method to value our portfolio of finance receivables acquired in January 2018 and thereafter. Our level 3, unobservable inputs reflect our own assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. They include such inputs as estimated net charge-offs and timing of the amortization of the portfolio of finance receivables. The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$–	$–
Finance receivables at fair value acquired during period	212,610	–
Payments on finance receivables at fair value	(6,271)	–
Interest income on finance receivables at fair value	3,508	–
Mark to fair value	–	–
Balance at end of period	$209,847	$–

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	As of March 31, 2018		As of December 31, 2017
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$207,952	$209,847	$–	$–

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	March 31,	December 31,	Unobservable	March 31,	December 31,
	2018	2017	Inputs	2018	2017
	(In thousands)
Assets:
Finance receivables measured at fair value	$209,847	$–	Discount rate	10.2% - 10.7%	n/a
			Cumulative net losses	16.0%	n/a

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2018 the finance receivables related to the repossessed vehicles in inventory totaled $37.2 million. We have applied a valuation adjustment, or loss allowance, of $25.8 million, which is based on a recovery rate of approximately 31%, resulting in an estimated fair value and carrying amount of $11.4 million. The fair value and carrying amount of the repossessed inventory at December 31, 2017 was $9.7 million after applying a valuation adjustment of $24.0 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended March 31, 2018 and 2017.

The estimated fair values of financial assets and liabilities at March 31, 2018 and December 31, 2017, were as follows:

	As of March 31, 2018
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,573	$11,573	$–	$–	$11,573
Restricted cash and equivalents	130,798	130,798	–	–	130,798
Finance receivables, net	1,991,031	–	–	2,104,430	2,104,430
Finance receivables measured at fair value	209,847	–	–	209,847	209,847
Accrued interest receivable	39,077	–	–	39,077	39,077
Liabilities:
Warehouse lines of credit	$121,666	$–	$–	$121,666	$121,666
Accrued interest payable.	4,409	–	–	4,409	4,409
Securitization trust debt	2,080,070	–	–	2,079,770	2,079,770
Subordinated renewable notes	16,348	–	–	16,348	16,348

	As of December 31, 2017
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,731	$12,731	$–	$–	$12,731
Restricted cash and equivalents	111,965	111,965	–	–	111,965
Finance receivables, net	2,195,797	–	–	2,171,846	2,171,846
Accrued interest receivable	46,753	–	–	46,753	46,753
Liabilities:
Warehouse lines of credit	$112,408	$–	$–	$112,408	$112,408
Accrued interest payable	4,212	–	–	4,212	4,212
Securitization trust debt	2,083,215	–	–	2,089,678	2,089,678
Subordinated renewable notes	16,566	–	–	16,566	16,566

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of March 31, 2018 and December 31, 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Restricted Cash and Equivalents

The carrying value equals fair value.

Finance Receivables, net

The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using discount rates at which similar receivables could be sold.

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2018, we have originated a total of approximately $14.6 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2012	$551,742	$897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
Three months ended March 31, 2018	210,594	2,332,317

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

Since 1994 we have conducted 77 term securitizations of automobile contracts that we originated. As of March 31, 2018, 19 of those securitizations are active and all are structured as secured financings. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2012	4	$603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
Three months ended March 31, 2018	1	193,581

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2018, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2018 with the three months ended March 31, 2017

Revenues.  During the three months ended March 31, 2018, our revenues were $103.6 million, a decrease of $4.0 million, or 3.8%, from the prior year revenue of $107.6 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended March 31, 2018 decreased $3.7 million, or 3.41%, to $100.9 million from $104.6 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced for the impact of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of our loan portfolio for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$2,160,975	$97,398	18.0%	$2,271,937	$104,575	18.4%
Finance receivables measured at fair value	133,543	3,508	10.5%	–	–	–
Total	$2,294,518	$100,906	17.6%	$2,271,937	$104,575	18.4%

In the three months ended March 31, 2018, other income of $2.7 million decreased by $366,000, or 12.1% compared to the prior year. The three-month period ended March 31, 2018 includes a decrease of $202,000 in revenue associated with direct mail and other related products and services that we offer to our dealers, a decrease of $120,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments, and a decrease of $68,000 on payments to us for our interest in certain sold charge offs and acquired third-party portfolios, Those decreases were somewhat offset by an increase of $38,000 on sales tax refunds.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs, marketing and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables. Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $99.0 million for the three months ended March 31, 2018, compared to $99.8 million for the prior period, a decrease of $800,000, or 0.8%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in employee costs, interest expense and general and administrative expenses.

Employee costs increased by $2.9 million or 16.1%, to $20.6 million during the three months ended March 31, 2018, representing 20.9% of total operating expenses, from $17.8 million for the prior year, or 17.8% of total operating expenses. Employee costs for the prior year period were net of $1.4 million of direct employee costs associated with the originations of contracts during that period. Such deferred costs are then recognized over the life of the related receivables using the interest method. In the current period, new originations of our finance receivables contracts are measured at fair value and the related direct originations costs are no longer deferred. All direct origination or acquisition costs are now expensed in the acquisition period. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$210.6	$229.6
Contracts purchased (units)	13,067	14,304
Managed portfolio outstanding (dollars)	$2,332.3	$2,323.2
Managed portfolio outstanding (units)	174,627	172,106

Number of Originations staff	201	212
Number of Marketing staff	129	124
Number of Servicing staff	582	548
Number of other staff	96	89
Total number of employees	1,008	973

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $7.5 million, an increase of $573,000, or 8.3% compared to the previous year and represented 7.6% of total operating expenses.

Interest expense for the three months ended March 31, 2018 increased by $2.0 million to $24.1 million, or 8.9% and represented 24.3% of total operating expenses, compared to $22.1 million in the previous year, when it was 22.1% of total operating expenses.

Interest on securitization trust debt increased by $1.7 million, or 8.7%, for the three months ended March 31, 2018 compared to the prior period. The average balance of securitization trust debt decreased 0.4% to $2,158.2 million for the three months ended March 31, 2018 compared to $2,168.0 million for the three months ended March 31, 2017. However, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the three-month period ended March 31, 2018 was 4.0%, compared to 3.7% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014, although that trend has reversed somewhat since July 2016. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.62%
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%

Interest expense on subordinated renewable notes increased by $46,000, or 15.3%. The increase is due to an increase in the average balance by $1.2 million, or 7.8%, for the three months ended March 31, 2018 compared to the prior period. In addition, the average yield of subordinated notes increased to 8.4% in the three-month period ended March 31, 2018 compared to 7.8% in the prior period.

Interest expense on warehouse debt increased by $179,000, or 10.5%, for the three months ended March 31, 2018 compared to the prior period. The interest is due to the higher outstanding debt balance in the current period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$2,160,975	$97,398	18.0%	$2,271,937	$104,575	18.4%
Finance receivables at fair value	133,543	3,508	10.5%	–	–	–

Interest Bearing Liabilities
Warehouse lines of credit (3)	$62,258	1,887	12.3%	$52,409	1,708	13.2%
Securitization trust debt	2,158,224	21,829	4.0%	2,167,961	20,080	3.7%
Subordinated renewable notes	16,510	346	8.4%	15,312	300	7.8%
	$2,236,992	24,062	4.3%	$2,235,682	22,088	4.0%

Net interest income/spread		$76,844			$82,487
Net interest yield (3)			13.4%			14.5%
Ratio of average interest earning assets to average interest bearing liabilities			103%			102%

________________

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2018
	Compared to March 31, 2017
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(7,177)	$(5,016)	$(2,161)
Finance receivables at fair value	3,508	3,508	–
	(3,669)	(1,508)	(2,161)
Interest Bearing Liabilities
Warehouse lines of credit	179	319	(140)
Securitization trust debt	1,749	130	1,619
Subordinated renewable notes	46	21	25
	1,974	470	1,504

Net interest income/spread	$(5,643)	$(1,978)	$(3,665)

The reduction in the annualized yield on our finance receivables for the three months ended March 31, 2018 compared to the prior year period is the result of our decision over the last twelve months to offer dealers slightly lower acquisition fees and to require slightly lower contract interest rates on a portion of the contracts we purchase. Another reason for the decrease in the annualized yield is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced for the impact of expected losses and is therefore less than the yield on other finance receivables.

Provision for credit losses was $40.5 million for the three months ended March 31, 2018, a decrease of $6.7 million, or 14.1% compared to the prior year and represented 40.9% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income under the interest method on a level yield basis based on forecasted future cash flows net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increase by $251,000, or 6.3%, to $4.2 million during the three months ended March 31, 2018, compared to $4.0 million in the prior year period, and represented 4.3% of total operating expenses. Our marketing staff increased to 129 as of March 31, 2018 compared to 124 at March 31, 2017. In addition, in recent months, we have gradually shifted to more field marketing representatives as compared to in-house marketing representatives. Field marketing representatives are somewhat more costly than in-house marketing representatives, but we feel will ultimately be more effective. For the three months ended March 31, 2018, we purchased 13,067 contracts representing $210.6 million in receivables compared to 14,304 contracts representing $229.6 million in receivables in the prior period.

Occupancy expenses increased by $189,000 or 11.4%, to $1.9 million compared to $1.7 million in the previous year and represented 2.0% of total operating expenses. In May 2017, we entered into a lease for additional office space in Las Vegas, Nevada.

Depreciation and amortization expenses increased by $12,000 or 5.3%, to $240,000 compared to $228,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended March 31, 2018 we recorded income tax expense of $1.4 million, representing a 31.0% effective income tax rate. In the prior year period, we recorded $3.3 million in income tax expense, representing a 42.5% effective income tax rate. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act lowered the federal corporate income tax rate from 35% to 21% beginning in 2018.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	March 31, 2018		March 31, 2017		December 31, 2017
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	174,626	$2,332,313	172,105	$2,323,211	173,998	$2,333,524
Period of delinquency (2)
31-60 days	7,684	$104,314	7,913	$109,652	10,163	$138,395
61-90 days	3,329	43,330	3,426	45,377	4,741	63,081
91+ days	1,618	18,941	2,856	33,503	2,295	27,515
Total delinquencies (2)	12,631	166,585	14,195	188,532	17,199	228,991
Amount in repossession (3)	2,882	37,227	2,996	37,650	2,630	33,679
Total delinquencies and amount in repossession (2)	15,513	$203,812	17,191	$226,182	19,829	$262,670

Delinquincies as a percentage of gross servicing portfolio	7.2%	7.1%	8.2%	8.1%	9.9%	9.8%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.9%	8.7%	10.0%	9.7%	11.4%	11.3%

Extension Experience
Contracts with one extension, accruing (4)	29,683	$397,622	34,649	$480,191	31,708	$430,801
Contracts with two or more extensions, accruing (4)	58,254	794,789	34,812	468,778	55,203	756,561
	87,937	1,192,411	69,461	948,969	86,911	1,187,362
Contracts with one extension, non-accrual (4)	833	9,958	1,520	18,729	1,032	12,241
Contracts with two or more extensions, non-accrual (4)	2,558	33,133	1,970	24,380	2,701	35,626
	3,391	43,091	3,490	43,109	3,733	47,867

Total contracts with extensions	91,328	$1,235,502	72,951	$992,078	90,644	$1,235,229

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

(4) Accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)
Total Owned Portfolio
	March 31,	March 31,	December 31,
	2018	2017	2017
	(Dollars in thousands)
Average servicing portfolio outstanding.	$2,331,582	$2,311,798	$2,334,008
Annualized net charge-offs as a percentage of average servicing portfolio (2)	8.2%	7.9%	7.7%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2018 and March 31, 2017 percentages represent three months ended March 31, 2018 and March 31, 2017 annualized. December 31, 2017 represents 12 months ended December 31, 2017.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2018, for accounts that received extensions from 2008 through 2016 (2017 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2018	% Active or Paid Off at March 31, 2018	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19

2009	32,226	10,275	31.9%	16,168	50.2%	5,783	17.9%	17

2010	26,167	12,167	46.5%	12,001	45.9%	1,999	7.6%	19

2011	18,786	10,979	58.4%	6,875	36.6%	932	5.0%	19

2012	18,783	11,385	60.6%	6,602	35.1%	796	4.2%	18

2013	23,398	11,983	51.2%	10,439	44.6%	976	4.2%	20

2014	25,773	12,793	49.6%	12,154	47.2%	826	3.2%	19

2015	53,319	31,970	60.0%	20,267	38.0%	1,082	2.0%	17

2016	80,897	61,125	75.6%	17,839	22.1%	1,933	2.4%	12

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 60.6% were either paid in full or active and performing at March 31, 2018. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For example, of the accounts granted extensions in 2012 that subsequently charged off, such charge offs occurred, on average, 18 months after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017

Average number of extensions granted per month	10,630	7,939	11,157

Average number of outstanding accounts	174,247	170,888	173,137

Average monthly extensions as % of average outstandings	6.1%	4.6%	6.4%

_____________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2018		March 31, 2017		December 31, 2017
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	30,516	$407,580	36,169	$498,920	32,740	$443,042
Contracts with two extensions	22,794	310,711	19,386	264,968	24,375	335,643
Contracts with three extensions	17,058	235,319	9,904	132,569	16,378	227,980
Contracts with four extensions	11,282	155,514	4,917	64,452	9,506	129,795
Contracts with five extensions	6,332	84,695	1,946	24,120	5,096	67,703
Contracts with six extensions	3,346	41,682	629	7,049	2,549	31,067
	91,328	$1,235,501	72,951	$992,078	90,644	$1,235,230

Managed portfolio (excluding originated and owned by 3rd parties)	174,626	$2,332,313	172,105	$2,323,211	173,998	$2,333,524

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

Net cash provided by operating activities for the three-month period ended March 31, 2018 was $63.2 million, an increase of $1.0 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2017 of $62.2 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. For the three months ended March 31, 2018, our net income excluding provisions for credit losses was $43.7 million, or $8.0 million less than our net income excluding provisions for credit losses for the three months ended March 31, 2017.

Net cash used in investing activities for the three-month period ended March 31, 2018 was $67.2 million compared to net cash used in investing activities of $77.9 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables were $210.6 million and $229.6 million during the first three months of 2018 and 2017, respectively.

Net cash provided by financing activities for the three months ended March 31, 2018 was $2.8 million compared to net cash provided by financing activities of $13.8 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2018, we issued $190.0 million in new securitization trust debt compared to $206.3 million in the same period of 2017. In addition, we repaid $193.6 million in securitization trust debt in the three months ended March 31, 2018 compared to repayments of securitization trust debt of $205.3 million in the prior year period. In the three months ended March 31, 2018, we had net advances on warehouse lines of credit of $8.9 million, compared to net advances of $16.5 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2018, we had unrestricted cash of $11.6 million and $178.3 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2018, we had approximately $16.6 million of such eligible collateral. During the three-month period ended March 31, 2018, we completed one securitization aggregating $190.0 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2018, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2018, we had approximately $2,218.1 million of debt outstanding. Such debt consisted primarily of $2,080.1 million of securitization trust debt and $121.7 million of warehouse lines of credit. Our securitization trust debt has decreased by $2.0 million while our warehouse lines of credit have increased by $1.4 million since March 31, 2017 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from nine months to 10 years. We had $16.3 million and $15.3 million in subordinated renewable notes outstanding at March 31, 2018 and 2017, respectively.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 7, 2018. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2018, we had approximately $2,218.1 million of debt outstanding. Such debt consisted primarily of $2,080.1 million of securitization trust debt and $121.7 million of warehouse lines of credit. Our securitization trust debt has decreased by $2.0 million while our warehouse lines of credit have increased by $1.4 million since March 31, 2017 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $16.3 million and $15.3 million in subordinated renewable notes outstanding at March 31, 2018 and 2017, respectively. Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we repurchased 321,181 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 2018	–	$–	–	$12,630,508
February 2018	138,030	$4.07	138,030	$12,069,162
March 2018	183,151	$3.88	183,151	$11,358,286
Total	321,181	$3.96	321,181

___________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2018, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the program announced in March 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: May 8, 2018
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

