Form 10-Q
period 2018-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2018-11-06
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 31, 2018 the registrant had 22,589,549 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41
	Signatures	42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$10,537	$12,731
Restricted cash and equivalents	110,473	111,965

Finance receivables	1,697,841	2,304,984
Less: Allowance for finance credit losses	(82,472)	(109,187)
Finance receivables, net	1,615,369	2,195,797

Finance receivables measured at fair value	614,807	–
Furniture and equipment, net	1,801	1,752
Deferred tax assets, net	28,686	32,446
Accrued interest receivable	36,232	46,753
Other assets	25,665	23,397
	$2,443,570	$2,424,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$33,324	$28,715
Warehouse lines of credit	127,695	112,408
Residual interest financing	39,013	–
Securitization trust debt	2,034,281	2,083,215
Subordinated renewable notes	16,948	16,566
	2,251,261	2,240,904
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,656,075 and 21,488,589 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	70,444	71,582
Retained earnings	129,047	119,537
Accumulated other comprehensive loss	(7,182)	(7,182)
	192,309	183,937
	$2,443,570	$2,424,841

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Interest income	$93,617	$107,014	$291,535	$319,074
Other income	2,014	2,474	7,022	8,084
	95,631	109,488	298,557	327,158

Expenses:
Employee costs	18,806	18,455	59,288	53,807
General and administrative	7,784	6,355	22,730	20,096
Interest	25,808	23,317	75,057	68,641
Provision for credit losses	31,959	47,336	107,997	143,053
Marketing	4,377	3,807	13,176	11,757
Occupancy	1,935	1,865	5,644	5,258
Depreciation and amortization	256	244	746	692
	90,925	101,379	284,638	303,304
Income before income tax expense	4,706	8,109	13,919	23,854
Income tax expense	1,508	3,446	4,409	10,138
Net income	$3,198	$4,663	$9,510	$13,716

Earnings per share:
Basic	$0.14	$0.21	$0.44	$0.60
Diluted	0.13	0.17	0.38	0.50

Number of shares used in computing earnings per share:
Basic	22,636	22,473	21,800	23,019
Diluted	24,735	26,779	25,178	27,606

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$3,198	$4,663	$9,510	$13,716

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$3,198	$4,663	$9,510	$13,716

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$9,510	$13,716
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	2,119	619
Net interest income accretion on fair value receivables	13,010	–
Depreciation and amortization	746	692
Amortization of deferred financing costs	6,430	6,559
Provision for credit losses	107,997	143,053
Stock-based compensation expense	2,816	4,266
Changes in assets and liabilities:
Accrued interest receivable	10,521	(5,915)
Deferred tax assets, net	3,760	(4,807)
Other assets	(2,892)	5,784
Accounts payable and accrued expenses	4,609	4,285
Net cash provided by operating activities	158,626	168,252

Cash flows from investing activities:
Purchases of finance receivables held for investment	–	(668,284)
Payments received on finance receivables held for investment	470,312	487,869
Purchases of finance receivables measured at fair value	(659,641)	–
Payments received on finance receivables at fair value	31,824	4
Change in repossessions held in inventory	624	1,961
Purchase of furniture and equipment	(795)	(585)
Net cash used in investing activities	(157,676)	(179,035)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	622,098	656,315
Proceeds from issuance of subordinated renewable notes	2,226	2,793
Payments on subordinated renewable notes	(1,844)	(1,513)
Net advances of warehouse lines of credit	15,005	2,951
Net advances of residual interest financing debt	40,000	–
Repayment of securitization trust debt	(671,700)	(634,171)
Payment of financing costs	(6,467)	(5,713)
Purchase of common stock	(4,437)	(10,536)
Exercise of options and warrants	483	1,031
Net cash provided by (used in) financing activities	(4,636)	11,157

Increase (decrease) in cash and cash equivalents	(3,686)	374
Cash and restricted cash at beginning of period	124,696	126,690
Cash and restricted cash at end of period	$121,010	$127,064

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$68,042	$61,756
Income taxes	$7,256	$6,157

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

We were formed in California on March 8, 1991. We specialize in purchasing and servicing retail automobile installment sale contracts (“automobile contracts” or “finance receivables”) originated by licensed motor vehicle dealers located throughout the United States (“dealers”) in the sale of new and used automobiles, light trucks and passenger vans. Through our purchases, we provide indirect financing to dealer customers for borrowers with limited credit histories or past credit problems (“sub-prime customers”). We serve as an alternative source of financing for dealers, allowing sales to customers who otherwise might not be able to obtain financing. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) lent money directly to consumers for loans secured by vehicles, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) acquired installment purchase contracts in four merger and acquisition transactions. In this report, we refer to all of such contracts and loans as "automobile contracts."

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine month period ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Anticipated credit losses are included in our estimation of cash to be received with respect to receivables.  Because such credit losses are included in our computation of the appropriate level yield, we do not thereafter make periodic provision for credit losses, as our best estimate of the lifetime aggregate of credit losses is included in that initial computation. Also because we include anticipated credit losses in our computation of the level yield, the computed level yield is materially lower than the average contractual rate applicable to the receivables. Because our initial carrying value is fixed as the price we pay for the receivable, rather than as the contractual principal balance, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred.

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Direct mail revenues	$1,328	$1,628	$4,833	$5,261
Convenience fee revenue	360	430	1,200	1,510
Recoveries on previously charged-off contracts.	44	140	198	464
Sales tax refunds	220	224	658	636
Other	62	52	133	213
Other income for the period	$2,014	$2,474	$7,022	$8,084

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

Warrants

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares, and allocated $4,071,429 of the aggregate consideration received in that transaction to the issuance of the warrants. The warrants represented the right to purchase CPS common shares at a nominal exercise price. In March 2010 we repurchased the warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares were outstanding as of December 31, 2017. All of such warrants were exercised on July 10, 2018 and 1,999,995 net shares were issued to the holder, following surrender of five shares in payment of the exercise price.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and nine months ended September 30, 2018, we recorded stock-based compensation costs in the amount of $663,000 and $2.8 million, respectively. These stock-based compensation costs were $1.7 million and $4.3 million for the three and nine months ended September 30, 2017. As of September 30, 2018, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.3 million. This amount will be recognized as expense over a weighted-average period of 2.2 years.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents stock option activity for the nine months ended September 30, 2018:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	13,135	$4.66	N/A
Granted	1,700	3.49	N/A
Exercised	(315)	1.53	N/A
Forfeited	(119)	7.20	N/A
Options outstanding at the end of period	14,401	$4.57	4.05 years

Options exercisable at the end of period	10,417	$4.79	3.60 years

At September 30, 2018, the aggregate intrinsic value of options outstanding and exercisable was $7.7 million and $7.2 million, respectively. There were 315,500 options exercised for the nine months ended September 30, 2018 compared to 618,773 for the comparable period in 2017. The total intrinsic value of options exercised was $869,000 and $1.8 million for the nine-month periods ended September 30, 2018 and 2017. There were 2,893,000 shares available for future stock option grants under existing plans as of September 30, 2018.

Purchases of Company Stock

The table below describes the purchase of our common stock for the nine-month periods ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	1,024,410	$3.79	2,292,070	$4.51
Shares redeemed upon net exercise of stock options	33,604	4.37	44,942	4.65
Other	90,000	4.13	–	–
Total stock purchases	1,148,014	$3.84	2,337,012	$4.51

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2018, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We record at each measurement date, most recently as of September 30, 2018, our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. We will adopt ASU 2016-02 effective January 1, 2019 utilizing the modified retrospective transition method. The Company is currently evaluating the impact of adopting ASU 2016-20.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2018	2017
	(In thousands)
Finance receivables
Automobile finance receivables, net of unearned interest	$1,693,584	$2,298,608
Unearned acquisition fees and originations costs.	4,257	6,376
Finance receivables	$1,697,841	$2,304,984

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(In thousands)
Delinquency Status
Current	$1,475,029	$2,069,617
31 - 60 days	132,030	138,395
61 - 90 days.	58,667	63,081
91 + days	27,858	27,515
	$1,693,584	$2,298,608

Finance receivables totaling $27.9 million and $27.5 million at September 30, 2018 and December 31, 2017, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Balance at beginning of period	$94,376	$107,315	$109,187	$95,578
Provision for credit losses on finance receivables	31,959	47,336	107,997	143,053
Charge-offs	(54,033)	(53,628)	(163,628)	(152,401)
Recoveries	10,170	7,596	28,916	22,389
Balance at end of period	$82,472	$108,619	$82,472	$108,619

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

	September 30,	December 31,
	2018	2017
	(In thousands)
Gross balance of repossessions in inventory	$32,323	$33,679
Allowance for losses on repossessed inventory	(23,292)	(24,024)
Net repossessed inventory included in other assets	$9,031	$9,655

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2018 (2)	Principal	2018	2017	2018
	(Dollars in thousands)
CPS 2013-B	September 2020	–	205,000	–	18,407	–
CPS 2013-C	December 2020	–	205,000	–	25,559	–
CPS 2013-D	March 2021	–	183,000	–	24,917	–
CPS 2014-A	June 2021	20,652	180,000	18,447	30,521	5.01%
CPS 2014-B	September 2021	30,370	202,500	28,542	44,516	4.23%
CPS 2014-C	December 2021	49,690	273,000	47,685	71,174	4.41%
CPS 2014-D	March 2022	55,838	267,500	53,711	79,099	4.74%
CPS 2015-A	June 2022	62,557	245,000	60,077	87,194	4.27%
CPS 2015-B	September 2022	74,678	250,000	73,012	102,873	4.26%
CPS 2015-C	December 2022	103,397	300,000	102,156	141,362	4.73%
CPS 2016-A	March 2023	135,737	329,460	133,612	180,761	4.99%
CPS 2016-B	June 2023	153,931	332,690	149,522	201,199	5.19%
CPS 2016-C	September 2023	154,934	318,500	151,409	203,504	4.85%
CPS 2016-D	April 2024	117,334	206,325	114,540	149,671	3.64%
CPS 2017-A	April 2024	127,389	206,320	124,560	161,892	3.79%
CPS 2017-B	December 2023	153,829	225,170	140,756	186,594	3.27%
CPS 2017-C	September 2024	156,928	224,825	146,720	197,155	3.19%
CPS 2017-D	June 2024	155,682	196,300	146,842	189,277	3.00%
CPS 2018-A	March 2025	164,281	190,000	154,758	–	3.05%
CPS 2018-B	December 2024	188,338	201,823	180,508	–	3.52%
CPS 2018-C	September 2025	229,241	230,275	219,216	–	3.60%
		$2,134,806	$4,972,688	$2,046,073	$2,095,675

 _________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $233.8 million in 2018, $853.1 million in 2019, $527.2 million in 2020, $272.2 million in 2021, $112.5 million in 2022, $35.5 million in 2023.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $11.8 million and $12.5 million as of September 30, 2018 and December 31, 2017, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of September 30, 2018, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2018, restricted cash under the various agreements totaled approximately $110.5 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

On October 17, 2018 we completed our fourth securitization transaction of 2018. In the transaction, qualified institutional buyers purchased $233.7 million of asset-backed notes secured by $245 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2018-D, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and Kroll Bond Rating Agency, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 4.25%.

(4) Debt

The terms and amounts of our other debt outstanding at September 30, 2018 and December 31, 2017 are summarized below:

			Amount Outstanding at
			September 30,	December 31,
			2018	2017
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	April 2019	$79,438	$25,629

	3.00% over one month Libor (Minimum 4.5%)	September 2020	38,241	77,546

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	11,599	11,100

Residual interest financing	8.60%	January 2026	40,000	–

Subordinated renewable notes	Weighted average rate of 8.31% and 7.99% at September 30, 2018 and December 31, 2017, respectively	Weighted average maturity of August 2020 and March 2020 at September 30, 2018 and December 31, 2017, respectively	16,948	16,566

			$186,226	$130,841

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 21, 2018, we renewed our $100 million warehouse credit line that was first established in May 2012. There was $38.2 million outstanding under this facility at September 30, 2018. The revolving period for this facility was extended to September 2020 followed by an amortization period through September 2021 for any receivables pledged at the end of the revolving period.

On May 16, 2018, we completed a $40 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%.

The agreed valuation of the collateral for the 2018-1 Notes is the sum of the amounts on deposit in the underlying spread accounts for each related securitization and the over-collateralization of each related securitization, which is the difference between the outstanding principal balances of the related receivables less the principal balance of the outstanding notes issued in the related securitization. With respect to the securitizations conducted by CPS in 2017, only 80% of such amounts are included in the collateral. On each monthly payment date, the 2018-1 Notes are entitled to interest at the coupon rate and, if necessary, a principal payment necessary to maintain a specified minimum collateral ratio.

Unamortized debt issuance costs of $987,000 have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.6 million and $1.9 million as of September 30, 2018 and December 31, 2017, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Interest on finance receivables	$79,573	$106,830	$264,545	$318,670
Interest on finance receivables at fair value	13,482	–	25,822	–
Other interest income	562	184	1,168	404
Interest income	$93,617	$107,014	$291,535	$319,074

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Securitization trust debt	$22,678	$20,973	$66,762	$61,589
Warehouse lines of credit	1,827	1,994	5,850	6,081
Residual interest financing	936	–	1,387	–
Subordinated renewable notes	367	350	1,058	971
Interest expense	$25,808	$23,317	$75,057	$68,641

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2018 and 2017 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,636	22,473	21,800	23,019

Incremental common shares attributable to exercise of outstanding options and warrants	2,099	4,306	3,378	4,587

Weighted average number of common shares used to compute diluted earnings per share	24,735	26,779	25,178	27,606

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2018 would have included an additional 11.0 million and 10.1 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2017, an additional 9.7 million and 7.3 million shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

As of September 30, 2018 and December 31, 2017, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $28.7 million as of September 30, 2018 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $28.7 million consists of approximately $19.9 million of net U.S. federal deferred tax assets and $8.8 million of net state deferred tax assets.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense was $1.5 million and $4.4 million for the three months and nine months ended September 30, 2018 and represents an effective income tax rate of 32%, compared to income tax expense of $3.4 million and $10.1 million for the three and nine months ended September 30, 2017, and represents an effective income tax rate of and 43%.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of September 30, 2018, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of September 30, 2018 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of September 30, 2018 does not exceed $3 million.

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

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2018 and 2017.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	194	214	582	642
Expected return on assets	(291)	(287)	(873)	(861)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	111	101	333	303
Net periodic cost (benefit)	$14	$28	$42	$84

We did not make any contributions to the Plan during the three-month period ended September 30, 2017. We made a contribution in the amount of $1.0 million during the three-month period ended September 30, 2018. We do not anticipate making any contributions for the remainder of 2018.

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

Our valuation policies and procedures have been developed by our Accounting department in conjunction with our Risk department and with consultation with outside valuation experts. Our policies and procedures have been approved by our Chief Executive and our Board of Directors and include methodologies for valuation, internal reporting, calibration and back testing. Our periodic review of valuations includes an analysis of changes in fair value measurements and documentation of the reasons for such changes. There is little available third-party information such as broker quotes or pricing services available to assist us in our valuation process.

Our level 3, unobservable inputs reflect our own assumptions about the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances. They include such inputs as estimates for the magnitude and timing of net charge-offs and the rate of amortization of the portfolio of finance receivable. Significant changes in any of those inputs in isolation would have a significant impact on our fair value measurement.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Balance at beginning of period	$412,895	$–	$–	$–
Finance receivables at fair value acquired during period	229,030	–	659,641	–
Payments received on finance receivables at fair value	(18,851)	–	(31,824)	–
Net interest income accretion on fair value receivables	(8,267)	–	(13,010)	–
Mark to fair value	–	–	–	–
Balance at end of period	$614,807	$–	$614,807	$–

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	September 30, 2018		December 31, 2017
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$614,578	$614,807	$–	$–

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	September 30,	December 31,		September 30,	December 31,
	2018	2017	Unobservable Inputs	2018	2017

Assets:
Finance receivables measured at fair value	$614,807	$–	Discount rate	8.9% - 10.7%	n/a
			Cumulative net losses	15% - 16%	n/a

The following table summarizes the delinquency status of these finance receivables measured at fair value as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(In thousands)
Delinquency Status
Current	$595,920	$–
31 - 60 days	12,812	–
61 - 90 days	3,975	–
91 + days	1,871	–
	$614,578	$–

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2018 the finance receivables related to the repossessed vehicles in inventory totaled $32.3 million. We have applied a valuation adjustment, or loss allowance, of $23.3 million, which is based on a recovery rate of approximately 28%, resulting in an estimated fair value and carrying amount of $9.0 million. The fair value and carrying amount of the repossessed inventory at December 31, 2017 was $9.7 million after applying a valuation adjustment of $24.0 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months ended September 30, 2018 and 2017. We have no material level 3 assets that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at September 30, 2018 and December 31, 2017, were as follows:

	As of September 30, 2018
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,537	$10,537	$–	$–	$10,537
Restricted cash and equivalents	110,473	110,473	–	–	110,473
Finance receivables, net	1,615,369	–	–	1,620,076	1,620,076
Finance receivables measured at fair value	614,807	–	–	614,807	614,807
Accrued interest receivable	36,232	–	–	36,232	36,232
Liabilities:
Warehouse lines of credit	$127,695	$–	$–	$127,695	$127,695
Accrued interest payable	4,797	–	–	4,797	4,797
Securitization trust debt	2,034,281	–	–	2,033,598	2,033,598
Subordinated renewable notes	16,948	–	–	16,948	16,948

	As of December 31, 2017
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,731	$12,731	$–	$–	$12,731
Restricted cash and equivalents	111,965	111,965	–	–	111,965
Finance receivables, net	2,195,797	–	–	2,171,846	2,171,846
Accrued interest receivable	46,753	–	–	46,753	46,753
Liabilities:
Warehouse lines of credit	$112,408	$–	$–	$112,408	$112,408
Accrued interest payable	4,212	–	–	4,212	4,212
Securitization trust debt	2,083,215	–	–	2,089,678	2,089,678
Subordinated renewable notes	16,566	–	–	16,566	16,566

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2018 and December 31, 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2018, we have originated a total of approximately $15.0 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2012	$551,742	$897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
Nine months ended September 30, 2018	650,583	2,342,889

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically (i) recognize interest and fee income on the contracts, and (ii) recognize interest expense on the securities issued in the transaction. For automobile contracts acquired before 2018, we also periodically record as expense a provision for credit losses on the contracts; for automobile contracts acquired after 2017 we take account of estimated credit losses in our computation of a level yield used to determine recognition of interest on the contracts.

Since 1994 we have conducted 79 term securitizations of automobile contracts that we originated. As of September 30, 2018, 18 of those securitizations are active and all are structured as secured financings. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2012	4	$603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
Nine months ended September 30, 2018	3	638,452

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in September 2018, extending the revolving period to September 2020, with an optional amortization period through September 2021. In April 2015, we entered into a second $100 million facility. This facility was renewed in April 2017, extending the revolving period to April 2019, followed by an amortization period to April 2021. In November 2015, we entered into a third $100 million facility. This facility was renewed in November 2017, extending the revolving period to November 2019, followed by an amortization period to November 2021.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2018, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2018 with the three months ended September 30, 2017

Revenues.  During the three months ended September 30, 2018, our revenues were $95.6 million, a decrease of $13.9 million, or 12.7%, from the prior year revenue of $109.5 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended September 30, 2018 decreased $13.4 million, or 12.5%, to $93.6 million from $107.0 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of our loan portfolio for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,787,428	$80,135	17.9%	$2,344,965	$107,014	18.3%
Finance receivables measured at fair value	547,468	13,482	9.9%	–	–	–
Total	$2,334,896	$93,617	16.0%	$2,344,965	$107,014	18.3%

In the three months ended September 30, 2018, other income of $2.0 million decreased by $460,000, or 18.6% compared to the prior year. The three-month period ended September 30, 2018 includes a decrease of $300,000 in revenues associated with direct mail and other related products and services that we offer to our dealers, a decrease of $70,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments, and a decrease of $96,000 on payments to us for our interest in certain sold charge offs and acquired third-party portfolios.

Expenses.  Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, marketing and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the interest rate applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $90.9 million for the three months ended September 30, 2018, compared to $101.4 million for the prior period, a decrease of $10.5 million, or 10.3%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in employee costs, interest expense and general and administrative expenses.

Employee costs increased by $351,000 or 1.9%, to $18.8 million during the three months ended September 30, 2018, representing 20.7% of total operating expenses, from $18.5 million for the prior year, or 18.2% of total operating expenses. Employee costs for the prior year period were net of $1.3 million of direct employee costs associated with the originations of contracts during that period. Such deferred costs are then recognized over the life of the related receivables using the interest method. In the current period, new originations of our finance receivables contracts are measured at fair value and the related direct originations costs are no longer deferred. All direct origination or acquisition costs are now expensed in the acquisition period. The increase in employee costs were partially offset by a decrease of $1.0 million in stock compensation expense. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$225.2	$204.7
Contracts purchased (units)	12,853	12,589
Managed portfolio outstanding (dollars)	$2,342.9	$2,346.0
Managed portfolio outstanding (units)	174,584	174,383

Number of Originations staff	211	210
Number of Marketing staff	132	117
Number of Servicing staff	567	564
Number of other staff	101	93
Total number of employees	1,011	984

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $7.8 million, an increase of $1.4 million or 22.5% compared to the previous year and represented 8.6% of total operating expenses.

Interest expense for the three months ended September 30, 2018 increased by $2.5 million to $25.8 million, or 10.7% and represented 28.4% of total operating expenses, compared to $23.3 million in the previous year, when it was 23.0% of total operating expenses.

Interest on securitization trust debt increased by $1.7 million, or 8.1%, for the three months ended September 30, 2018 compared to the prior period. The average balance of securitization trust debt decreased 2.6% to $2,128.1 million for the three months ended September 30, 2018 compared to $2,184.2 million for the three months ended September 30, 2017. However, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the three-month period ended September 30, 2018 was 4.3%, compared to 3.8% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for risk-free securities (against which our bonds are priced), and the margin over those benchmarks that investors are willing to accept, which in turn is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.62%
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%

Interest expense on subordinated renewable notes increased by $17,000, or 4.8%. The average yield of subordinated notes increased to 8.8% in the three-month period ended September 30, 2018 compared to 8.7% in the prior period.

Interest expense on warehouse debt decreased by $167,000, or 8.4%, for the three months ended September 30, 2018 compared to the prior period. The average rate on the debt increased to 12.5% in the three-month period ended September 30, 2018 compared to 11.9% in the prior period. However, the increase was offset by lower outstanding warehouse debt balance in the current period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,787,427	$80,135	17.9%	$2,313,083	$107,014	18.5%
Finance receivables at fair value	547,468	13,482	9.9%	–	–	–
	2,334,895	93,617	16.0%	2,313,083	107,014	18.5%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit (3)	$58,806	1,827	12.5%	$66,514	1,994	11.9%
Residual interest financing	40,000	936	9.4%	–	–	–
Securitization trust debt	2,128,142	22,678	4.3%	2,184,164	20,973	3.8%
Subordinated renewable notes	16,655	367	8.8%	16,113	350	8.7%
	$2,243,603	25,808	4.6%	$2,266,791	23,317	4.1%
						$
Net interest income/spread	$	$67,809			$83,697
Net interest yield (3)	$		11.4%			14.4%
Ratio of average interest earning assets to average interest bearing liabilities	$		104%			102%

_________________________

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Net of deferred fees and direct costs.

(3)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2018
	Compared to September 30, 2017
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(26,879)	$(24,198)	$(2,681)
Finance receivables at fair value	13,482	13,482	–
	(13,397)	(10,716)	(2,681)
Interest Bearing Liabilities	$
Warehouse lines of credit	(167)	(226)	59
Residual interest financing	936	936	–
Securitization trust debt	1,705	(955)	2,660
Subordinated renewable notes	17	13	4
	2,491	(232)	2,723

Net interest income/spread	$(15,888)	$(10,484)	$(5,404)

The reduction in the annualized yield on our finance receivables for the three months ended September 30, 2018 compared to the prior year period is the result of our decision over the last twelve months to offer dealers slightly lower acquisition fees and to require slightly lower contract interest rates on a portion of the contracts we purchase. Another reason for the decrease in the annualized yield is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables.

Provision for credit losses was $32.0 million for the three months ended September 30, 2018, a decrease of $15.4 million, or 32.5% compared to the prior year and represented 35.1% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income under the interest method on a level yield basis based on forecasted future cash flows net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $570,000, or 15.0%, to $4.4 million during the three months ended September 30, 2018, compared to $3.8 million in the prior year period, and represented 4.8% of total operating expenses. Our marketing staff increased to 132 as of September 30, 2018 compared to 117 at September 30, 2017. In addition, in recent months, we have gradually shifted to more field marketing representatives as compared to in-house marketing representatives. Field marketing representatives are somewhat more costly than in-house marketing representatives, but we feel will ultimately be more effective. For the three months ended September 30, 2018, we purchased 12,853 contracts representing $225.2 million in receivables compared to 12,589 contracts representing $204.7 million in receivables in the prior period.

Occupancy expenses increased by $70,000 or 3.8%, to $1.9 million compared to $1.9 million in the previous year and represented 2.2% of total operating expenses.

Depreciation and amortization expenses increased by $12,000 or 4.9%, to $256,000 compared to $244,000 in the previous year and represented 0.3% of total operating expenses.

For the three months ended September 30, 2018 we recorded income tax expense of $1.5 million, representing a 32.0% effective income tax rate. In the prior year period, we recorded $3.4 million in income tax expense, representing a 42.5% effective income tax rate. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act lowered the federal corporate income tax rate from 35% to 21% beginning in 2018.

Comparison of Operating Results for the nine months ended September 30, 2018 with the nine months ended September 30, 2017

Revenues.  During the nine months ended September 30, 2018, our revenues were $298.6 million, a decrease of $28.6 million, or 8.7%, from the prior year revenue of $327.2 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the nine months ended September 30, 2018 decreased $27.5 million, or 8.6%, to $291.5 million from $319.1 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,990,289	$265,713	17.8%	$2,297,218	$319,074	18.5%
Finance receivables measured at fair value	341,967	25,822	10.1%	–	–	–
Total	$2,332,256	$291,535	16.7%	$2,297,218	$319,074	18.5%

In the nine months ended September 30, 2018, other income of $7.0 million decreased by $1.1 million, or 13.1% compared to the prior year. The nine-month period ended September 30, 2018 includes a decrease of $428,000 in revenue associated with direct mail and other related products and services that we offer to our dealers. We also incurred a decrease of $310,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments, a decrease of $266,000 on payments to us for our interest in certain sold charge offs and acquired third-party portfolios.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs, marketing and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the interest rate applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $284.6 million for the nine months ended September 30, 2018, compared to $303.3 million for the prior period, a decrease of $18.7 million, or 6.2%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in employee costs, interest expense and general and administrative expenses.

Employee costs increased by $5.5 million or 10.2%, to $59.3 million during the nine months ended September 30, 2018, representing 20.8% of total operating expenses, from $53.8 million for the prior year, or 17.7% of total operating expenses. Employee costs for the prior year period were net of $4.1 million of direct employee costs associated with the originations of contracts during that period. Such deferred costs are then recognized over the life of the related receivables using the interest method. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$650.6	$668.3
Contracts purchased (units)	38,749	41,137
Managed portfolio outstanding (dollars)	$2,342.9	$2,346.0
Managed portfolio outstanding (units)	174,584	174,383

Number of Originations staff	211	210
Number of Marketing staff	132	117
Number of Servicing staff	567	564
Number of other staff	101	93
Total number of employees	1,011	984

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $22.7 million, an increase of $2.6 million, or 13.1% compared to the previous year and represented 8.0% of total operating expenses.

Interest expense for the nine months ended September 30, 2018 increased by $6.4 million to $75.1 million, or 9.3% and represented 26.4% of total operating expenses, compared to $68.6 million in the previous year, when it was 22.6% of total operating expenses.

Interest on securitization trust debt increased by $5.2 million, or 8.4%, for the nine months ended September 30, 2018 compared to the prior period. The average balance of securitization trust debt decreased to $2,137.5 million for the nine months ended September 30, 2018 compared to $2,173.4 million for the nine months ended September 30, 2017. However, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the nine-month period ended September 30, 2018 was 4.2%, compared to 3.8% in the prior year period, resulting in an increase in our interest expense despite the lower average debt balance. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for risk-free securities (against which our bonds are priced), and the margin over those benchmarks that investors are willing to accept, which in turn is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs since June 2014. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
June 2014	2.37%
September 2014	2.71%
December 2014	3.07%
March 2015	3.04%
June 2015	3.18%
September 2015	3.78%
January 2016	4.34%
April 2016	4.65%
July 2016	4.48%
October 2016	3.62%
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%

Interest expense on subordinated renewable notes increased by $87,000, or 9.0%. The increase is due to an increase in the average yield on our subordinated renewable notes to 8.6% for the nine-month period ended September 30, 2018 compared to the prior year when the average yield on our subordinated renewable notes was 8.2%.

Interest expense on warehouse debt decreased by $231,000, or 3.8%, for the nine months ended September 30, 2018 compared to the prior period. When possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,990,289	$265,713	17.8%	$2,297,218	$319,074	18.5%
Finance receivables at fair value	341,967	25,822	10.1%	–	–	–
	2,332,256	291,535	16.7%	2,297,218	319,074	18.5%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit (3)	$64,555	5,850	12.1%	$63,827	6,081	12.7%
Residual interest financing	20,220	1,387	9.1%	–	–	–
Securitization trust debt	2,137,549	66,762	4.2%	2,173,365	61,589	3.8%
Subordinated renewable notes	16,357	1,058	8.6%	15,868	971	8.2%
	$2,238,681	75,057	4.5%	$2,253,060	68,641	4.1%
						$
Net interest income/spread	$	$216,478			$250,433
Net interest yield (3)	$		12.2%			14.5%
Ratio of average interest earning assets to average interest bearing liabilities	$		104%			102%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2018
	Compared to September 30, 2017
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(53,361)	$(42,631)	$(10,730)
Finance receivables at fair value	25,822	25,822	–
	(27,539)	(16,809)	(10,730)
Interest Bearing Liabilities	$
Warehouse lines of credit	(231)	69	(300)
Residual interest financing	1,387	1,387	–
Securitization trust debt	5,173	(1,015)	6,188
Subordinated renewable notes	87	30	57
	6,416	471	5,945

Net interest income/spread	$(33,955)	$(17,280)	$(16,675)

The reduction in the annualized yield on our finance receivables for the nine months ended September 30, 2018 compared to the prior year period is the result of our decision over the last several months to offer dealers slightly lower acquisition fees and to require slightly lower contract interest rates on a portion of the contracts we purchase. Another reason for the decrease in the annualized yield is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables.

Provision for credit losses was $108.0 million for the nine months ended September 30, 2018, a decrease of $35.1 million, or 24.5% compared to the prior year and represented 37.9% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income under the interest method on a level yield basis based on forecasted future cash flows net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $1.4 million, or 12.1%, to $13.2 million during the nine months ended September 30, 2018, compared to $11.8 million in the prior year period, and represented 4.6% of total operating expenses. Our marketing staff increased to 132 as of September 30, 2018 compared to 117 at September 30, 2017. In addition, in recent months, we have gradually shifted to more field marketing representatives as compared to in-house marketing representatives. Field marketing representatives are somewhat more costly than in-house marketing representatives, but we feel will ultimately be more effective. For the nine months ended September 30, 2018, we purchased 38,749 contracts representing $650.6 million in receivables compared to 41,137 contracts representing $668.3 million in receivables in the prior period.

Occupancy expenses increased by $386,000 or 7.3%, to $5.6 million compared to $5.3 million in the previous year and represented 2.0% of total operating expenses. In July 2015, we entered into a lease for additional office space in Irvine, California. We then occupied that space, and incurred incremental occupancy expense, in phases. In May 2017, we acquired additional office space in Las Vegas, Nevada.

Depreciation and amortization expenses increased by $54,000 or 7.8%, to $746,000 compared to $692,000 in the previous year and represented 0.2% of total operating expenses.

For the nine months ended September 30, 2018, we recorded income tax expense of $4.4 million, representing a 31.7% effective income tax rate. In the prior year period, we recorded $10.1 million in income tax expense, representing a 42.5% effective income tax rate. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act lowered the federal corporate income tax rate from 35% to 21% beginning in 2018.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	September 30, 2018		September 30, 2017		December 31, 2017
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	174,584	$2,342,889	174,382	$2,345,992	173,998	$2,333,524
Period of delinquency (2)
31-60 days	10,509	$144,842	9,607	$130,456	10,163	$138,395
61-90 days	4,750	62,642	3,989	51,912	4,741	63,081
91+ days	2,462	29,729	2,182	26,485	2,295	27,515
Total delinquencies (2)	17,721	237,213	15,778	208,853	17,199	228,991
Amount in repossession (3)	2,636	33,989	2,473	32,032	2,630	33,679
Total delinquencies and amount in repossession (2)	20,357	$271,202	18,251	$240,885	19,829	$262,670

Delinquencies as a percentage of gross servicing portfolio	10.2%	10.1%	9.0%	8.9%	9.9%	9.8%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	11.7%	11.6%	10.5%	10.3%	11.4%	11.3%

Extension Experience
Contracts with one extension, accruing	27,476	$366,400	33,013	$449,904	31,708	$430,801
Contracts with two or more extensions, accruing	61,692	833,005	49,461	677,496	55,203	756,561
	89,168	1,199,405	82,474	1,127,400	86,911	1,187,362

Contracts with one extension, non-accrual (4)	700	8,311	1,093	13,502	1,032	12,241

Contracts with two or more extensions, non-accrual (4)	3,498	45,238	2,249	29,910	2,701	35,626
	4,198	53,549	3,342	43,412	3,733	47,867

Total contracts with extensions	93,366	$1,252,954	85,816	$1,170,812	90,644	$1,235,229

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

(4) Amount in repossession and accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)
Total Owned Portfolio

	September 30,	September 30,	December 31,
	2018	2017	2017
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,332,256	$2,332,325	$2,334,008
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.9%	7.8%	7.7%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2018 and September 30, 2017 percentages represent nine months ended September 30, 2018 and September 30, 2017 annualized. December 31, 2017 represents 12 months ended December 31, 2017.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2018, for accounts that received extensions from 2008 through 2017 (2018 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2018	% Active or Paid Off at September 30, 2018	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19

2009	32,226	10,275	31.9%	16,168	50.2%	5,783	17.9%	17

2010	26,167	12,166	46.5%	12,002	45.9%	1,999	7.6%	19

2011	18,786	10,976	58.4%	6,878	36.6%	932	5.0%	19

2012	18,783	11,363	60.5%	6,624	35.3%	796	4.2%	18

2013	23,398	11,693	50.0%	10,729	45.9%	976	4.2%	21

2014	25,773	12,083	46.9%	12,864	49.9%	826	3.2%	20

2015	53,319	29,443	55.2%	22,794	42.8%	1,082	2.0%	18

2016	80,897	55,398	68.5%	23,566	29.1%	1,933	2.4%	14

2017	133,881	107,419	80.2%	19,502	14.6%	6,640	5.0%	8

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 60.5% were either paid in full or active and performing at September 30, 2018. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2017

Average number of extensions granted per month	10,460	10,965	11,157

Average number of outstanding accounts	174,425	172,791	173,137

Average monthly extensions as % of average outstandings	6.0%	6.3%	6.4%

______________________

Note: Table excludes portfolios originated and owned by third parties

	September 30, 2018		September 30, 2017		December 31, 2017
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	28,176	$374,711	34,106	$463,405	32,740	$443,042
Contracts with two extensions	21,294	285,741	23,609	327,195	24,375	335,643
Contracts with three extensions	17,435	237,743	14,428	199,959	16,378	227,980
Contracts with four extensions	13,152	180,657	7,919	106,927	9,506	129,795
Contracts with five extensions	8,544	114,061	3,985	52,015	5,096	67,703
Contracts with six extensions	4,765	60,041	1,769	21,311	2,549	31,067
	93,366	$1,252,954	85,816	$1,170,812	90,644	$1,235,230

Managed portfolio (excluding originated and owned by 3rd parties)	174,584	$2,342,889	174,382	$2,345,993	173,998	$2,333,524

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

Net cash provided by operating activities for the nine-month period ended September 30, 2018 was $158.6 million, a decrease of $9.7 million, compared to net cash provided by operating activities for the nine-month period ended September 30, 2017 of $168.3 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. For the nine months ended September 30, 2018, our net income excluding provisions for credit losses was $117.5 million, or $39.2 million less than our net income excluding provisions for credit losses for the nine months ended September 30, 2017.

Net cash used in investing activities for the nine-month period ended September 30, 2018 was $157.7 million compared to net cash used in investing activities of $179.0 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables were $659.6 million and $668.3 million during the first nine months of 2018 and 2017, respectively.

Net cash used in financing activities for the nine months ended September 30, 2018 was $4.6 million compared to net cash provided by financing activities of $11.2 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2018, we issued $622.1 million in new securitization trust debt compared to $656.3 million in the same period of 2017. In addition, we repaid $671.7 million in securitization trust debt in the nine months ended September 30, 2018 compared to repayments of securitization trust debt of $634.2 million in the prior year period. In the nine months ended September 30, 2018, we had net advances on warehouse lines of credit of $15.0 million, compared to net advances of $2.9 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2018, we had unrestricted cash of $10.5 million and $172.3 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of September 30, 2018, we had approximately $21.1 million of such eligible collateral. During the nine-month period ended September 30, 2018, we completed three securitization aggregating $622.1 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2018, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2018, we had approximately $2,217.9 million of debt outstanding. Such debt consisted primarily of $2,034.3 million of securitization trust debt and $127.7 million of warehouse lines of credit. Our securitization trust debt has decreased by $69.3 million while our warehouse lines of credit have increased by $21.1 million since September 30, 2017 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $16.9 million and $16.2 million in subordinated renewable notes outstanding at September 30, 2018 and 2017, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At September 30, 2018, $40.0 million of this residual interest financing debt remains outstanding ($39.0 million net of deferred financing costs).

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2018, we had approximately $2,217.9 million of debt outstanding. Such debt consisted primarily of $2,034.3 million of securitization trust debt and $127.7 million of warehouse lines of credit. Our securitization trust debt has decreased by $69.3 million while our warehouse lines of credit debt has increased by $21.1 million since September 30, 2017 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $16.9 million and $16.2 million in subordinated renewable notes outstanding at September 30, 2018 and 2017, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At September 30, 2018, $40.0 million of this residual interest financing debt remains outstanding ($39.0 million net of deferred financing costs). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we repurchased 309,512 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

July 2018	13,800	$3.30	13,800	$9,471,583
August 2018	168,600	$3.60	168,600	$8,864,861
September 2018	127,112	$4.00	127,112	$8,340,600
Total	309,512	$3.76	309,512

____________________

(1)	Each monthly period is the calendar month.

(2)	Through September 30, 2018, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: November 6, 2018
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2018
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

