Form 10-K
period 2018-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2019-03-13
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes [X] No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      [_]      No [X]

The aggregate market value of the 14,928,466 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $4.07 per share reported by Nasdaq as of June 30, 2018, was approximately $60,758,857. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 7, 2019 was 22,148,586.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2019 annual shareholders meeting is incorporated by reference into Part III hereof.

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

We were incorporated and began our operations in March 1991. We consist of Consumer Portfolio Services, Inc. and subsidiaries (collectively, “we,” “us,” “CPS” or “the Company”). From inception through December 31, 2018, we have purchased a total of approximately $15.2 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2018 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for non-affiliates.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847

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

The majority of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee marketing representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our marketing representatives represent us exclusively. They may be located in our Irvine branch, in our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our marketing representatives present dealers with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2018, we had 81 marketing representatives and in that month we received applications from 8,201 dealers in 46 states. As of December 31, 2018, approximately 74% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

We also solicit credit applications directly from prospective automobile consumers through the internet under a program we refer to as our direct lending platform. For qualified applicants we offer terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. Applicants approved in this fashion are free to shop for and purchase a vehicle from a dealer of their choosing, after which we enter into a note and security agreement directly with the consumer. During the year ended December 31, 2018 automobile contracts originated under the direct lending platform represented 2.8% of our total acquisitions and represented 1.6% of our outstanding managed portfolio as of December 31, 2018. Regardless of whether an automobile contract is originated from one of our dealers or through our direct lending platform, the discussion that follows regarding our acquisitions guidelines, procedures and demographic statistics applies to all of our originated contracts.

For the year ended December 31, 2018, approximately 74% of the automobile contracts originated under our programs consisted of financing for used cars and 26% consisted of financing for new cars, as compared to 75% financing for used cars and 25% for new cars in the year ended December 31, 2017.

We originate automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 80 term securitizations of approximately $13.4 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2018 we have three such short-term warehouse facilities, each with a maximum borrowing amount of $100 million.

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

Contract Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer's customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. We also have a pass-through arrangement with another lender who sends us applications from their dealers in cases where that lender chooses not to approve those applications. For the year ended December 31, 2018, we received approximately 42% of all applications through DealerTrack (the industry leading dealership application aggregator), 38% through a pass-through arrangement we have with another lender, 16% via another aggregator, Route One and 4% via our website. Our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

Upon receipt an application, if the application meets certain minimum criteria, we immediately order two credit reports to document the buyer's credit history. If, upon review by our proprietary automated decisioning system, or in some cases, one of our credit analysts, we determine that the automobile contract meets our underwriting criteria, we advise the dealer of our decision to approve the contract and the terms under which we will purchase it. In some cases where we don’t grant an approval, we may suggest alternatives from the terms proposed by the dealer or request and review further information from the dealer.

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2018, no dealer accounted for as much as 1% of the total number of automobile contracts we purchased.

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

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2018 and 2017.

	Contracts Purchased During the Year Ended
	December 31, 2018		December 31, 2017
	Number	Percent (1)	Number	Percent (1)
Ohio	4,641	8.8%	3,871	7.4%
California	4,581	8.7%	3,762	7.1%
North Carolina	3,293	6.2%	3,041	5.8%
Florida	3,157	6.0%	3,130	5.9%
Indiana	2,720	5.2%	1,988	3.8%
Texas	2,689	5.1%	3,907	7.4%
Pennsylvania	2,582	4.9%	2,887	5.5%
Other States	29,068	55.1%	30,057	57.1%
Total	52,731	100.0%	52,643	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Amount	Percent (1)	Amount	Percent (1)
State Based on Obligor's Residence	($ in millions)
California	$202.9	8.5%	$191.8	8.2%
Texas	166.1	7.0%	183.8	7.9%
Ohio	170.4	7.2%	150.1	6.4%
Florida	138.5	5.8%	129.2	5.5%
North Carolina	137.8	5.8%	123.6	5.3%
All others	1,565.1	65.7%	1,555.0	66.6%
Total	$2,380.8	100.0%	$2,333.5	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

	2018	2017	2016	2015	2014

Average net acquisition fee charged (paid) to dealers (1)	$(238)	$(34)	$15	$56	$162
Average net acquisition fee as % of amount financed (1)	-1.4%	-0.2%	0.1%	0.3%	1.0%
Weighted average annual percentage interest rate	18.3%	19.1%	19.2%	19.3%	19.6%

(1) Not applicable to direct lending platform

Our pricing strategy is driven by our objectives for new contract purchase quantities and yield. We believe that levels of acquisition fees are determined primarily by competition in the marketplace, which has increased over the periods presented, and also by our pricing strategy. The competitive environment in recent years has resulted in higher fees paid to dealers in conjunction with our contract acquisitions, compared to the years 2016 and earlier when dealers were generally paying us fees. This change in the marketplace has increased our capital requirements for acquiring contracts.

We offer eight different financing programs, and price each program according to the relative credit risk. Our programs cover a wide band of the credit spectrum and are labeled as follows:

Bravo - this program accommodates an applicant with significant past non-performing credit including recent derogatory credit.  Advance rates are lowest of all of our programs to offset the greater risk.  To offset the low up-front advance to the dealer, we agree to pay the dealer a portion of future payments we receive from the obligor, depending on loan performance. The Bravo program was introduced in November of 2015 and was terminated in November of 2018.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 79% of our new contract acquisitions in 2018, and 73% in 2017 and 2016, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$52,774	5.8%	$30,239	3.5%
Super Alpha	93,581	10.4%	62,159	7.2%
Alpha Plus	196,555	21.8%	149,918	17.5%
Alpha	372,156	41.2%	386,554	45.0%
Standard	103,642	11.5%	111,963	13.0%
Mercury / Delta	55,745	6.2%	71,453	8.3%
First Time Buyer	23,569	2.6%	38,779	4.5%
Bravo	4,394	0.5%	8,004	0.9%
	$902,416	100.0%	$859,069	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

Credit Scoring.  We use proprietary scoring models to assign each automobile contract two internal "credit scores" at the time the application is received and the customer's credit information is retrieved from the credit reporting agencies. These proprietary scores are used to help determine whether or not we want to approve the application and, if so, the program and pricing we will offer either to the dealer, or in the case of our direct lending platform, directly to the customer. Our internal credit scores are based on a variety of parameters including the customer's credit history, data derived from alternative sources such as utilities, telecom, and social media, length of employment, residence stability and total income. Once a vehicle is selected by the customer and a proposed deal structure is provided to us, our scores will then consider various deal structure parameters such as down payment amount, loan to value and the make and mileage of the vehicle. We have developed our credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts.  All of the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2018 and 2017:

	Contracts Purchased During the Year Ended
	December 31, 2018	December 31, 2017

Average Original Amount Financed	$17,114	$16,319
Average Original Term	69 months	68 months
Average Down Payment Percent	9.1%	10.6%
Average Vehicle Purchase Price	$16,184	$16,044
Average Age of Vehicle	4 years	4 years
Average Age of Customer	43 years	43 years
Average Time in Current Job	5 years	6 years
Average Household Annual Income	$56,000	$51,000

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

If we elect to repossess the vehicle, we assign the task to an independent national repossession service. Such services are licensed and/or bonded as required by law. Upon recovery it stored until it is picked up by a wholesale auction that we designate, where it is kept until sold. Financed vehicles that have been repossessed are generally resold through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the automobile contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency. In most cases we will continue to contact our customers to recover all or a portion of this deficiency for up to several years after charge-off. From time to time, we sell certain charged off accounts to unaffiliated purchasers who specialize in collecting such accounts.

Once an automobile contract becomes greater than 90 days delinquent, we do not recognize additional interest income until the borrower makes sufficient payments to be less than 90 days delinquent. Any payments received by a borrower that are greater than 90 days delinquent are first applied to accrued interest and then to principal reduction.

We generally charge off the balance of any contract by the earlier of the end of the month in which the automobile contract becomes five scheduled installments past due or, in the case of repossessions, the month after we receive the proceeds from the liquidation of the financed vehicle or if the vehicle has been in repossession inventory for more than three months. In the case of repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted automobile contract and the net repossession sale proceeds.

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 23 months, 21 months and 18 months as of December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. In addition, in June 2014 we became subject to a consent decree that required that we implement procedural changes in our servicing practices, which changes may have contributed to somewhat higher delinquencies, extensions and net losses compared to prior periods. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios, because we do not bear the credit risk on such portfolios.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Owned Portfolio

	December 31, 2018		December 31, 2017		December 31, 2016
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	176,042	$2,380,847	173,998	$2,333,524	169,720	$2,308,058
Period of delinquency (2)
31-60 days	13,182	183,974	10,163	138,395	8,673	116,073
61-90 days	5,577	74,485	4,741	63,081	3,998	52,403
91+ days	2,858	35,520	2,295	27,515	3,407	44,384
Total delinquencies (2)	21,617	293,979	17,199	228,991	16,078	212,860
Amount in repossession (3)	2,840	36,480	2,630	33,679	3,162	40,125
Total delinquencies and amount in repossession (2)	24,457	$330,459	19,829	$262,670	19,240	$252,985
Delinquencies as a percentage of gross servicing portfolio	12.3%	12.3%	9.9%	9.8%	9.5%	9.2
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	13.9%	13.9%	11.4%	11.3%	11.3%	11.0

Extension Experience
Contracts with one extension, accruing (4)	27,192	$364,575	31,708	$430,801	34,354	$479,237
Contracts with two or more extensions, accruing (4)	61,977	828,573	55,203	756,561	30,450	407,631
	89,169	1,193,148	86,911	1,187,362	64,804	886,868

Contracts with one extension, non-accrual (4)	798	9,518	1,032	12,241	1,676	22,335
Contracts with two or more extensions, non-accrual (4)	3,946	51,912	2,701	35,626	1,999	25,617
	4,744	61,430	3,733	47,867	3,675	47,952

Total accounts with extensions	93,913	$1,254,578	90,644	$1,235,229	68,479	$934,820

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.

(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	We do not recognize interest income on accounts past due more than 90 days.

Net Credit Loss Experience (1)

Total Owned Portfolio

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)

Average servicing portfolio outstanding	$2,341,954	$2,334,008	$2,226,056
Net charge-offs as a percentage of average servicing portfolio (2)	7.7%	7.7%	7.0%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

Extensions

In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. In general, an obligor will not be permitted more than two such extensions in any 12-month period and no more than six over the life of the contract. The only modification of terms is to advance the obligor’s next due date, generally by one month, though in some cases we may permit a longer extension, and in any case an advance in the maturity date corresponding to the advance of the due date. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings.

The basic question in deciding to grant an extension is whether or not we will (a) be delaying an inevitable repossession and liquidation or (b) risk losing the vehicle as a result of not being able to locate the obligor and vehicle. In both of those situations, the loss would likely be higher than if the vehicle had been repossessed without the extension. The benefits of granting an extension include minimizing current losses and delinquencies, minimizing lifetime losses, getting the obligor’s account current (or close to it) and building goodwill with the obligor so that he might prioritize us over other creditors on future payments. Our servicing staff are trained to identify when a past due obligor is facing a temporary problem that may be resolved with an extension. In most cases, the extension will be granted in conjunction with our receiving a past due payment or partial payment from the obligor, thereby indicating an additional monetary and psychological commitment to the contract on the obligor’s part.

The credit assessment for granting an extension is initially made by our collector, who bases the recommendation on the collector’s discussions with the obligor. In such assessments the collector will consider, among other things, the following factors: (1) the reason the obligor has fallen behind in payments; (2) whether or not the reason for the delinquency is temporary, and if it is, have conditions changed such that the obligor can begin making regular monthly payments again after the extension; (3) the obligor's past payment history, including past extensions if applicable; and (4) the obligor’s willingness to communicate and cooperate on resolving the delinquency. If the collector believes the obligor is a good candidate for an extension, he must obtain approval from his supervisor, who will review the same factors stated above prior to offering the extension to the obligor. After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs.We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2018, for accounts that received extensions from 2008 through 2017:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2018	% Active or Paid Off at December 31, 2018	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19
2009	32,226	10,275	31.9%	16,168	50.2%	5,783	17.9%	17
2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19
2011	18,786	10,975	58.4%	6,879	36.6%	932	5.0%	19
2012	18,783	11,351	60.4%	6,636	35.3%	796	4.2%	18
2013	23,398	11,539	49.3%	10,883	46.5%	976	4.2%	22
2014	25,773	11,760	45.6%	13,187	51.2%	826	3.2%	22
2015	53,319	28,188	52.9%	24,049	45.1%	1,082	2.0%	20
2016	80,897	64,334	79.5%	14,630	18.1%	1,933	2.4%	10
2017	133,881	100,631	75.2%	26,290	19.6%	6,926	5.2%	11

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off at December 31, 2018 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, in spite of the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Average number of extensions granted per month	10,128	11,157	6,741

Average number of outstanding accounts	174,738	173,137	163,050

Average monthly extensions as % of average outstandings	5.8%	6.4%	4.1%

	December 31, 2018		December 31, 2017		December 31, 2016
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	27,991	$374,116	32,740	$443,042	36,030	$501,572
Contracts with two extensions	20,789	277,497	24,375	335,643	17,800	242,216
Contracts with three extensions	17,210	231,905	16,378	227,980	8,794	116,929
Contracts with four extensions	13,583	185,114	9,506	129,795	4,032	52,368
Contracts with five extensions	9,189	121,836	5,096	67,703	1,426	17,190
Contracts with six extensions	5,152	64,134	2,549	31,067	397	4,545
	93,914	$1,254,602	90,644	$1,235,230	68,479	$934,820

Gross servicing portfolio	176,042	$2,380,847	173,998	$2,333,524	169,720	$2,308,058

Non-Accrual Receivables

It is not uncommon for our obligors to fall behind in their payments. However, with the diligent efforts of our servicing staff and systems for managing our collection efforts, we regularly work with our customers to resolve delinquencies. Our staff is trained to employ a counseling approach to assist our customers with their cash flow management skills and help them to prioritize their payment obligations in order to avoid losing their vehicle to repossession. Through our experience, we have learned that once a contract becomes greater than 90 days past due, it is more likely than not that the delinquency will not be resolved and will ultimately result in a charge-off. As a result, for contracts originated prior to January 2018 that are not accounted for under the fair value method, we do not recognize any interest income for contracts that are greater than 90 days past due.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction and (iii) record as expense a provision for credit losses on the contracts. Effective January 1, 2018, we adopted the fair value method of accounting for finance receivables acquired on or after that date. For these receivables, we recognize interest income on a level yield basis using that internal rate of return as the applicable interest rate. We do not record an expense for provision for credit losses on these receivables because such credit losses are included in our computation of the appropriate level yield.

Since 1994 we have conducted 80 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2018, 19 of those securitizations are active and all are structured as secured financings. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. In recent years, we have found that the securitizations we conducted in December of those years, had a tendency toward less investor demand in the related bonds than the securitizations we conducted in other times of the year. As a result, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since then have conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Securitizations

Period	Number of Term Securitizations	Amount of Receivables
		$ in thousands
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452

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

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in September 2018, extending the revolving period to September 2020, and adding an amortization period through September 2021. In April 2015, we entered into a second $100 million facility. This facility was renewed in April 2017 and again in February 2019, extending the revolving period to February 2021, followed by an amortization period to February 2023. In November 2015, we entered into a third $100 million facility. This facility was renewed in November 2017, extending the revolving period to November 2019, followed by an amortization period to November 2021.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2018 we were in compliance with all such covenants.

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

Employees

As of December 31, 2018, we had 1,032 employees. The breakdown of the employees is as follows: 10 were senior management personnel; 610 were servicing personnel; 215 were automobile contract origination personnel; 132 were marketing personnel and program development (81 of whom were marketing representatives); 65 were various administration personnel including human resources, legal, accounting and systems. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

We expect to earn quarterly profits during 2019; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.” One reason for our expectation is that we have had positive net income in each of the seven years fiscal ended December 31, 2018, although not in every quarter within that period.

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

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations from 1994 through 2008, we utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guaranteed timely interest and ultimate principal payments on the senior classes of the securities issued in those securitizations. These guarantees enabled those securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, this form of credit enhancement may not be economical for us in the future. The 31 securitization transactions we executed from 2010 through 2018 did not utilize financial guaranty insurance policies. Prior to the second quarter of 2014, none of the securities issued in those transactions received the highest possible credit rating from any rating agency. As we pursue future securitizations, we may not be able to obtain:

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

If We Are Unable to Compete Successfully with our Competitors, Our Results of Operations May Be Impaired.

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers, such as Ford Motor Credit Company, LLC and General Motors Financial Company, Inc. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do, including greater access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to us. Moreover, our future profitability will be directly related to the availability and cost of our capital relative to that of our competitors. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase automobile contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us.

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2018 and 2017, no single dealer accounted for as much as 1% of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission (“FTC”) has the authority to investigate consumer complaints against us, to conduct inquiries at its own instance, and to recommend enforcement actions and seek monetary penalties. The FTC has conducted and concluded an inquiry into our practices, and proposed remedial action against us in 2014, to which we consented. The CFPB has adopted regulations that place us and other companies similar to us under its supervision. Our industry has also been under investigation by the United States Department of Justice, which has conducted and may continue to conduct an inquiry that appears to be focused on securitization practices. In that inquiry, we received a subpoena in January 2015, which required that we produce specified documents. We have been advised by the Department of Justice that we have provided such information as is required, and that no enforcement action against us is recommended. Although the inquiry commenced January 2015 is thus completed as to us, no assurance can be given as to whether some other government agency may commence inquiries into or actions against us, nor as to whether the DOJ may recommence its investigation, any of which hypothetical proceedings might materially and adversely affect us.

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

Risk Retention Rules May Limit Our Liquidity and Increase Our Capital Requirements.

Securitizations of automobile receivables after December 2016 are subject to risk retention requirements, which generally require that sponsors of asset-backed securities (ABS), such as us, retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Similar but not identical risk retention requirements are applicable after December 2018 to securitization transactions where purchasers of the ABS have sufficient contacts with the European Union. Because the rules place an upper limit on the degree to which we may use financial leverage in our securitization structures may require more capital of us, or may release less cash to us, than might be the case in the absence of such rules.

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

We Have Substantial Indebtedness.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2018, we had approximately $2,256.9 million of debt outstanding. Such debt consisted primarily of $2,063.6 million of securitization trust debt, $136.8 million of warehouse lines of credit, $39.1 million of residual interest financing debt and $17.3 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Risks Related to Fair Value Accounting

Receivables we’ve acquired since January 1, 2018 are accounted for based on the fair value method of accounting.

If Actual Results for Our Receivables Materially Deviate from Our Estimates, We May Be Required to Reduce the Interest Income We Recognize for Some or All of the Receivables Measured at Fair Value.

We recognize interest income on receivables accounted under fair value based on a level yield internal rate of return that we calculate based the terms of the receivables and our estimates [at the time of acquisition of the future performance of those receivables]. Such estimates include the timing and severity of future credit losses and the rates of amortization and of prepayments. If actual credit losses were to exceed our estimates, or if the actual amortization and prepayments of the receivables were to be materially different from our estimates, we might be required to change our estimates, which could result in a reduced interest income for those receivables in subsequent periods.

If Actual Results for Our Receivables Materially Deviate from Our Estimates, We May Be Required to Reduce the Carrying Value for Some or All of the Receivables Measured at Fair Value.

We re-evaluate the carrying value of receivables measured at fair value at the close of each quarter. If the re-evaluation were to yield a value materially different from the previous carrying value, an adjustment would be required. If actual credit losses were to exceed our estimates, or if the actual amortization and prepayments of the receivables were to be materially different from our estimates, we might be required to adjust the carrying value of such receivables. A downward readjustment in carrying value would correspondingly reduce our income and book value for and as of the end of the related quarter.

If Actual Market Conditions Indicate That the Amount a Market Participant Would Pay for Our Receivables is Materially Lower Than Our Carrying Value, We May Be Required to Reduce the Carrying Value for Some or All of the Receivables Measured at Fair Value.

The fair value of an asset is, by definition, the exchange price in an orderly transaction between market participants. Receivables such as ours are not regularly traded on exchanges where we can observe prices for exchanges of similar assets. We may therefore rely on estimates of what a market participant would pay for our receivables. If such estimated value were to be materially different from our carrying value, we might be required to adjust the carrying value of our receivables. A downward readjustment in carrying value would correspondingly reduce our income and book value.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2018, our directors and executive officers collectively owned 5.1 million shares of our common stock, or approximately 24%.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located in Las Vegas, Nevada, where we currently lease approximately 45,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.5 million, increasing to approximately $1.7 million through 2022.

Our operating headquarters are located in Irvine, California, where we currently lease approximately 129,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $4.0 million, increasing to approximately $4.5 million through 2022.

The remaining three regional servicing centers occupy a total of approximately 59,000 square feet of leased space in Chesapeake, Virginia; Maitland, Florida; and Lombard, Illinois. The termination dates of such leases range from 2019 to 2025. The annual base rent for these facilities total approximately $1.4 million increasing to approximately $1.6 million through 2025.

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

Wage and Hour Claim. On September 24, 2018, a former employee filed a lawsuit against us in the Superior Court of Orange County, California, alleging that we incorrectly classified our sales and marketing representatives as outside salespersons exempt from overtime wages, mandatory break periods and certain other employee protective provisions of California and federal law. The complaint seeks injunctive relief, an award of unpaid wages, liquidated damages, and attorney fees and interest. The plaintiff purports to act on behalf of a class of similarly situated employees and ex-employees. As of the date of this report, no motion for class certification has been filed or granted.

We believe that our compensation practices with respect to our marketing representatives are compliant with applicable law. Accordingly, we have defended and intend to continue to defend this lawsuit. We have not recorded a liability with respect to this claim on the accompanying consolidated financial statements.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2018, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2018 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2018 does not exceed $3 million.

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

Executive Officers of the Registrant

Charles E. Bradley, Jr., 59, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Jeffrey P. Fritz, 59, has been Executive Vice President and Chief Financial Officer since March 2014. Prior to that, he was Senior Vice President and Chief Financial Officer since April 2006.  He was Senior Vice President of Accounting from August 2004 through March 2006 and served as a consultant to us from May 2004 to August 2004. He also served as our Chief Financial Officer from our inception through May 1999. He is a licensed Certified Public Accountant and has previously practiced public accounting.

Michael T. Lavin, 46, has been Executive Vice President and Chief Operating Officer since February 2019, and our Chief Legal Officer since March 2014.  Prior to that, he was our Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego based large law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County based firm of Trachtman & Trachtman from 2000 through 2001.  Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Curtis K. Powell, 62, has been Senior Vice President – Product Development since May 2010. Previously he was our Senior Vice President – Marketing from March 2007 to May 2010. Prior to that, he was our Senior Vice President of Originations from June 2001 to March 2007. Prior to that, he was our Senior Vice President – Marketing, from April 1995 to June 2001. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Mark A. Creatura, 59, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Christopher Terry, 51, has been Senior Vice President of Risk Management since May 2017. Prior to that he was our Senior Vice President of Servicing from May 2005 to August 2013. He was Senior Vice President of Asset Recovery from August 2013 to May 2017 and from January 2003 to May 2005. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 56, has been Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Laurie A. Straten, 52, has been Senior Vice President of Servicing since August 2013. Prior to that, she was our Senior Vice President of Asset Recovery since April 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

John P. Harton, 54, has been Senior Vice President - Marketing since March 2014.  Prior to that, he held the position of Vice President – Marketing since April 2010. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

Danny Bharwani, 51, has been Senior Vice President – Finance since April 2016. Previously, he was our Vice President – Finance from June 2002. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2017	5.69	4.37
April 1 - June 30, 2017	5.21	4.06
July 1 - September 30, 2017	4.86	3.66
October 1 - December 31, 2017	4.82	4.00
January 1 - March 31, 2018	4.69	3.67
April 1 - June 30, 2018	4.48	3.27
July 1 - September 30, 2018	4.22	3.18
October 1 - December 31, 2018	4.06	2.99

As of January 1, 2019, there were 29 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans
approved by security holders	14,420,649	$4.57	2,872,581
Equity compensation plans not approved by security holders	–	–	–
Total	14,420,649	$4.57	2,872,581

Issuer Purchases of Equity Securities in the Fourth Quarter

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs(2)	Programs

October 2018	66,526	$3.85	66,526	$8,084,394
November 2018	90,714	3.92	90,714	7,729,238
December 2018	77,147	3.35	77,147	7,470,537
Total	234,387	$3.71	234,387

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2018, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2018, we have purchased $5.0 million in principal amount of debt securities and $62.1 million of our common stock representing 17,360,654 shares.

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

	As of and For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014

Statement of Income Data
Revenues:
Interest income	$380,297	$424,174	$408,996	$349,912	$286,734
Other income	9,478	10,209	13,286	13,738	13,522
Total revenues	389,775	434,383	422,282	363,650	300,256
Expenses:
Employee costs	79,318	72,967	65,549	59,556	50,129
General and administrative	57,208	50,287	48,620	42,349	39,262
Interest expense	101,466	92,345	79,941	57,745	50,395
Provision for credit losses	133,080	186,713	178,511	142,618	108,228
Total expenses	371,072	402,312	372,621	302,268	248,014
Income before income tax expense	18,703	32,071	49,661	61,382	52,242
Income tax expense	3,841	28,306	20,361	26,701	22,726
Net income	$14,862	$3,765	$29,300	$34,681	$29,516

Earnings per share-basic	$0.68	$0.17	$1.20	$1.34	$1.18
Earnings per share-diluted	$0.59	$0.14	$1.01	$1.10	$0.92
Pre-tax income per share-basic (1)	$0.85	$1.41	$2.04	$2.37	$2.09
Pre-tax income per share-diluted (2)	$0.75	$1.18	$1.71	$1.94	$1.63
Weighted average shares outstanding-basic	21,989	22,687	24,356	25,935	25,040
Weighted average shares outstanding-diluted	24,988	27,214	29,035	31,584	32,032

Balance Sheet Data
Total assets	$2,485,680	$2,424,841	$2,410,402	$2,128,925	$1,833,058
Cash and cash equivalents	12,787	12,731	13,936	19,322	17,859
Restricted cash and equivalents	117,323	111,965	112,754	106,054	175,382
Finance receivables, net	1,454,709	2,195,797	2,172,365	1,909,490	1,534,496
Finance receivables measured at fair value	821,066	–	4	61	1,664
Warehouse lines of credit	136,847	112,408	103,358	194,056	56,839
Residual interest financing	39,106	–	–	9,042	12,327
Debt secured by receivables measured at fair value	–	–	–	–	1,250
Securitization trust debt	2,063,627	2,083,215	2,080,900	1,720,021	1,598,496
Long-term debt	17,290	16,566	14,949	15,138	15,233
Shareholders' equity	197,118	183,937	186,218	161,159	127,253

(1)	Income before income tax expense divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax expense or benefit.
(2)	Income before income tax expense divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax expense or benefit.

		As of and
		For the Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014

Contract Originations / Securitizations
Automobile contract originations	$902,416	$859,069	$1,088,785	$1,060,538	$944,944
Automobile contracts securitized	883,452	870,000	1,214,997	795,000	924,000

Managed Portfolio Data
Contracts associated with the allowance for finance credit losses	$1,551,797	$2,333,497	$2,307,956	$2,030,652	$1,640,536
Contracts measured at fair value	829,039	–	–	–	–
Contracts held by consolidated subsidiaries	$2,380,836	$2,333,497	$2,307,956	$2,030,652	$1,640,536
Fireside portfolio	–	–	3	61	1,664
Contracts held by non-consolidated subsidiaries	–	–	9	40	390
Third party portfolios (1)	11	33	102	383	1,330
Total managed portfolio	$2,380,847	$2,333,530	$2,308,070	$2,031,136	$1,643,920
Average managed portfolio	2,341,957	2,334,015	2,226,073	1,847,945	1,422,870

Weighted average fixed effective interest rate (total managed portfolio) (2)	18.9%	19.2%	19.4%	19.5%	19.8%
Core operating expenses (% of average managed portfolio) (3)	5.8%	5.3%	5.1%	5.5%	6.3%
Allowance for finance credit losses	$67,376	$109,187	$95,578	$75,603	$61,460
Allowance for finance credit losses (% of total contracts associated with the allowance)	4.3%	4.7%	4.1%	3.7%	3.7%
Aggregate allowance for finance credit losses and repossessions in inventory	$91,940	$133,211	$124,503	$102,557	$79,289
Aggregate allowance for finance credit losses (% of repossessions in inventory and contracts associated with the allowance)	5.9%	5.7%	5.4%	5.1%	4.8%
Total delinquencies (2) (4)	12.3%	9.8%	9.2%	7.6%	5.5%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, provision for contingent liabilities, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying consolidated financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2018, we have originated a total of approximately $15.2 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847

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

Since 1994 we have conducted 80 term securitizations of automobile contracts that we originated. As of December 31, 2018, 19 of those securitizations are active, all of which are structured as secured financings. From 1994 through April 2008 we generally utilized financial guarantees for the senior asset-backed notes issued in the securitization. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in September 2018, extending the revolving period to September 2020, and adding an amortization period through September 2021. In April 2015, we entered into a second $100 million facility. This facility was renewed in April 2017 and again in February 2019, extending the revolving period to February 2021, followed by an amortization period to April 2023. In November 2015, we entered into a third $100 million facility. This facility was renewed in November 2017, extending the revolving period to November 2019, followed by an amortization period to November 2021.

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

Critical Accounting Policies

We believe that our accounting policies related to (a) Finance Receivables at Fair Value, (b) Allowance for Finance Credit Losses, (c) Amortization of Deferred Origination Costs and Acquisition Fees, (d) Term Securitizations, (e) Accrual for Contingent Liabilities and (f) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

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

Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The historical weighted average seasoning of our total owned portfolio including Finance Receivables at Fair Value, is summarized in the table below:

December 31,	Weighted Average Age in Months of Owned Portfolio
2009	33
2010	37
2011	27
2012	18
2013	14
2014	14
2015	16
2016	18
2017	21
2018	23

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

We generally do not lower the contractual interest rate or waive or forgive principal when our borrowers incur financial difficulty on either a temporary or permanent basis. An exception to this policy is when a court order mandates the terms of the contract to be modified, such as in a Chapter 13 bankruptcy proceeding. In such cases, which represent an immaterial portion of our portfolio of finance receivables, we have estimated the amount of impairment that results from such modification and established an appropriate allowance within our Allowance for Finance Credit Losses.

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

We have recorded a liability as of December 31, 2018, which represents our best estimate of probable incurred losses for legal contingencies at that date. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2018, and in excess of the liability we have recorded, does not exceed $3 million.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 80 term securitizations of approximately $13.4 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2018 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2018 with the year ended December 31, 2017

Revenues.  During the year ended December 31, 2018, our revenues were $389.8 million, a decrease of $44.6 million, or 10.3%, from the prior year revenues of $434.4 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the year ended December 31, 2017 decreased $43.9 million, or 10.3%, to $380.3 million from $424.2 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the year months ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018			2017
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,860,388	$336,434	18.1%	$2,299,218	$424,174	18.4%
Finance receivables measured at fair value	447,167	43,863	9.8%	–	–	–
Total	$2,307,555	$380,297	16.5%	$2,299,218	$424,174	18.4%

Other income decreased by $730,000, or 7.2%, to $9.5 million in the year ended December 31, 2018 from $10.2 million during the prior year. The decrease in other income resulted from a decrease of $600,000 in revenues associated with direct mail and other related products and services that we offer to our dealers, and a decrease of $200,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs and general and administrative expenses. Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and by the outstanding balance of finance receivables held by consolidated subsidiaries (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the interest rate applicable to such receivables). Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $371.1 million for the year ended December 31, 2018, compared to $402.3 million for the prior year, a decrease of $31.2 million, or 7.8%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in employee costs, interest expense, marketing and general and administrative expenses.

Employee costs increased by $6.4 million or 8.7%, to $79.3 million during the year ended December 31, 2018, representing 21.4% of total operating expenses, from $73.0 million for the prior year, or 18.1% of total operating expenses. Employee costs for the prior year period were net of $5.4 million of direct employee costs associated with the originations of contracts during that period. Such deferred costs are then recognized over the life of the related receivables using the interest method. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$902.4	$859.1
Contracts purchased (units)	52,731	52,643
Managed portfolio outstanding (dollars)	$2,380.8	$2,333.5
Managed portfolio outstanding (units)	176,042	177,760

Number of Originations staff	215	212
Number of Marketing staff	132	120
Number of Servicing staff	610	597
Number of other staff	75	70
Total number of employees	1,032	999

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $31.0 million, an increase of $4.5 million, or 16.8%, compared to the previous year and represented 8.4% of total operating expenses.

Interest expense for the year ended December 31, 2018 increased by $9.1 million to $101.5 million, or 9.9%, compared to $92.3 million in the previous year.

Interest on securitization trust debt increased by $6.8 million, or 8.2%, for the year ended December 31, 2018 compared to the prior year. The average balance of securitization trust debt decreased 1.5% to $2,140.1 million for the year ended December 31, 2018 compared to $2,172.1 million for the year ended December 31, 2017. In addition, the blended interest rates on our term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the year ended December 31, 2018 was 4.2%, compared to 3.8% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs in 2018 compared to 2017. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.22%

The annualized average rate on our securitization trust debt was 4.2% for the year ended December 31, 2018 compared to 3.8% in the prior year. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on our subordinated debt increased by $117,000, or 8.8%, for the year ended December 31, 2018 compared to the prior year. The increase was the result of an increase in the average interest rate on our subordinated renewable notes to 8.7% for the year ended December 31, 2018 from 8.3% for the year ended December 31, 2017. This increase was also the result of an increase in the average balance of the notes from $16.0 million in the prior year to $16.5 million for the year ended December 31, 2018.

Interest expense on residual interest financing was $2.3 million in the year ended December 31, 2018. There was no residual interest financing debt outstanding during 2017.

Interest expense on warehouse lines of credit decreased by $181,000, or 2.3% for the year ended December 31, 2018 compared to the prior year. The decrease is due primarily to a decrease in the average interest rate on our warehouse credit line debt from 12.7% in 2017 to 11.6% in 2018. However, most of the decrease in interest expense was offset by higher utilization of our warehouse lines in 2018 compared to 2017.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018			2017
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,860,388	$336,434	18.1%	$2,299,218	$424,174	18.4%
Finance receivables at fair value	447,167	43,863	9.8%	–	–	-
	2,307,555	380,297	16.5%	2,299,218	424,174

Interest Bearing Liabilities
Warehouse lines of credit	$66,984	7,752	11.6%	$62,353	7,933	12.7%
Residual interest financing	25,000	2,343	9.4%	–	–	-
Securitization trust debt	2,140,093	89,926	4.2%	2,172,145	83,084	3.8%
Subordinated renewable notes	16,533	1,445	8.7%	16,028	1,328	8.3%
	$2,248,610	101,466	4.5%	$2,250,526	92,345	4.1%

Net interest income/spread		$278,831			$331,829
Net interest margin (3)			12.1%			14.4%
Ratio of average interest earning assets to average interest bearing liabilities	103%			102%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances
(2)	Net of deferred fees and direct costs
(3)	Net interest income divided by average interest earning assets

	Year Ended December 31, 2018
	Compared to December 31, 2017
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$(87,740)	$(80,958)	$(6,782)
Finance receivables at fair value	43,863	43,863	–
	(43,877)	(37,095)	(6,782)
Interest Bearing Liabilities
Warehouse lines of credit	(181)	589	(770)
Residual interest financing	2,343	2,343	–
Securitization trust debt	6,842	(1,226)	8,068
Subordinated renewable notes	117	42	75
	9,121	1,748	7,373

Net interest income/spread	$(52,998)	$(38,843)	$(14,155)

Provision for credit losses was $133.1 million for the year ended December 31, 2018, a decrease of $53.6 million, or 28.7% compared to the prior year and represented 35.9% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income under the interest method on a level yield basis based on forecasted future cash flows net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value. This is the primary reason for the reduction in provision for credit losses in 2018.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $2.0 million, or 12.5%, to $17.6 million during the year ended December 31, 2018, compared to $15.6 million in the prior year, and represented 4.7% of total operating expenses. For the year ended December 31, 2018, we purchased 52,731 contracts representing $902.4 million in receivables compared to 52,643 contracts representing $859.1 million in receivables in the prior year.

Occupancy expenses increased by $445,000 or 6.2%, to $7.6 million compared to $7.2 million in the previous year and represented 2.1% of total operating expenses.

Depreciation and amortization expenses increased by $58,000 or 6.2%, to $992,000 compared to $934,000 in the previous year and represented 0.3% of total operating expenses.

For the year ended December 31, 2018, we recorded income tax expense of $3.8 million, representing an effective income tax rate of 20.5%. This includes $2.1 million of income tax benefit related to certain tax planning strategies and other adjustments. Excluding the impact of the tax benefit, the effective tax rate for 2018 would have been 31.8%. For the year ended December 31, 2017, we recorded income tax expense of $28.3 million, representing an effective income tax rate of 88.3%. This includes $15.1 million of income tax expense related to the effects of the Tax Act, which are required to be recorded in the period of enactment. Excluding the impact of the Tax Act, the effective tax rate for 2017 would have been 41.1%.

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

Interest expense on our subordinated debt decreased by $20,000, or 1.5%, for the year ended December 31, 2017 compared to the prior year. The reduction was the result of a decrease in the average interest rate on our subordinated renewable notes to 8.3% for the year ended December 31, 2017 from 8.9% for the year ended December 31, 2016. This decrease was mostly offset by an increase in the average balance of the notes from $15.1 million in the prior year to $16.0 million for the year ended December 31, 2017.

Interest expense on residual interest financing was $846,000 in the year ended December 31, 2016. This debt was repaid in full in November 2016.

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

Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 was $216.2 million, $215.6 million and $196.3 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and accretion of deferred acquisition fees.

Net cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 was $242.2 million, $210.6 million and $437.8 million, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to acquisitions of finance receivables. Acquisitions of finance receivables held for investment were $914.9 million (includes acquisition fees paid), $859.1 million and $1,088.8 million in 2018, 2017 and 2016, respectively.

Net cash provided by financing activities for the years ended December 31, 2018 and 2016 was $31.4 million and $242.8 million, respectively. Net cash used in financing activities for the year ended December 31, 2017 was $7.0 million. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt, and in particular, securitization trust debt and portfolio acquisition financing. We issued $855.8 million in new securitization trust debt in 2018 compared to $852.6 million in 2017 and $1,197.5 million in 2016. Repayments of securitization debt were $876.1 million, $851.2 million and $834.9 million in 2018, 2017 and 2016, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2018, we had unrestricted cash of $12.8 million. We had an aggregate of $161.9 million available under our three $100 million warehouse credit facilities (subject to available eligible collateral and our own capital). During 2018 we completed four securitizations aggregating $883.5 million of receivables, and we intend to continue completing securitizations regularly during 2019, although there can be no assurance that we will be able to do so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2018, we had approximately $2,256.9 million of debt outstanding. Such debt consisted primarily of $2,063.6 million of securitization trust debt, $136.8 million of warehouse lines of credit, $39.1 million of residual interest financing debt and $17.3 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2018 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$17,290	$6,867	$5,773	$1,973	$2,677
Operating Leases	30,942	7,684	15,064	7,505	689

(1)	Securitization trust debt, in the aggregate amount of $2,063.6 million as of December 31, 2018, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $780.0 million in 2019, $587.5 million in 2020, $378.8 million in 2021, $194.6 million in 2022, $116.0 million in 2023, and $6.8 million in 2024.
(2)	Long-term debt represents subordinated renewable notes.

We anticipate repaying debt due in 2019 with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 87.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 3.00% per annum, with a minimum rate of 3.75% per annum. In September 2018, this facility was amended to extend the revolving period to September 2020 and to include an amortization period through September 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2018 there was $99.9 million outstanding under this facility.

Facility Established in April 2015. On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. In April 2017, this facility was amended to extend the revolving period to April 2019 followed by an amortization period through April 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2018 there was $38.2 million outstanding under this facility. In February 2019, this facility was amended to extend the revolving period to February 2021 followed by an amortization period through February 2023.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables, or up to 80.0% for certain other receivables. The loans under the facility accrue interest at a commercial paper rate plus 6.75% per annum, with a minimum rate of 7.75% per annum. In November 2017, this facility was amended to extend the revolving period to November 2019 followed by an amortization period through November 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2018 there was no amount outstanding under this facility.

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

Capitalization

Over the period from January 1, 2016 through December 31, 2018 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$–	$–	$9,042
Issuances	40,000	–	–
Payments	–	–	(9,042)
Capitalization of deferred financing costs	(1,081)	–	–
Amortization of deferred financing costs	187	–	–
Ending balance	$39,106	$–	$–

SECURITIZATION TRUST DEBT:
Beginning balance	$2,083,215	$2,080,900	$1,731,598
Issuances	855,828	852,615	1,197,515
Payments	(876,094)	(851,193)	(834,880)
Amortization of discount	–	–	20
Reclassification of deferred financing costs	–	–	(11,579)
Capitalization of deferred financing costs	(6,198)	(6,104)	(8,367)
Amortization of deferred financing costs	6,876	6,997	6,593
Ending balance	$2,063,627	$2,083,215	$2,080,900

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$16,566	$14,949	$15,138
Issuances	3,175	4,083	2,911
Payments	(2,451)	(2,466)	(3,100)
Ending balance	$17,290	$16,566	$14,949

Residual Interest Financing.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%. As of December 31, 2018, $40.0 million of residual interest financing debt remains outstanding. This amount does not exclude $894,000 in unamortized debt issuance costs. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

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

Securitization Trust Debt.   Since 2011, we treated all 30 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. We had $2,063.6 million of securitization trust debt outstanding at December 31, 2018.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2018 there were $17.3 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2018, we were in compliance with all such covenants.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2018 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2018, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.   Other Information

Not Applicable.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2019 (the "2019 Proxy Statement"). The 2019 Proxy Statement will be filed not later than April 30, 2019. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11.  Executive Compensation

Incorporated by reference to the 2019 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2019 Proxy Statement.

Item 13  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2019 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to the 2019 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b) (v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement dated January 22, 2014 to Indenture re ARUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
4.61	Indenture re Notes issued by CPS Auto Receivables Trust 2015-B (exhibit 4.61 to Form 8-K/A filed by the registrant on June 26, 2015)
4.62	Sale and Servicing Agreement dated as of June 1, 2015, related to notes issued by CPS Auto Receivables Trust 2015-B (exhibit 4.62 to Form 8-K/A filed by the registrant on June 26, 2015)
4.63	Indenture re Notes issued by CPS Auto Receivables Trust 2015-C (exhibit 4.63 to Form 8-K filed by the registrant on September 22, 2015)
4.64	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2015-C (exhibit 4.64 to Form 8-K filed by the registrant on September 22, 2015)
4.65	Indenture re Notes issued by CPS Auto Receivables Trust 2016-A (exhibit 4.65 to Form 10-Q/A filed by the registrant on May 4, 2016)
4.66	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2016-A (exhibit 4.66 to Form 10-Q/A filed by the registrant on May 4, 2016)
4.67	Indenture re Notes issued by CPS Auto Receivables Trust 2016-B (exhibit 4.67 to Form 10-Q/A filed by the registrant on May 4, 2016)
4.68	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2016-B (exhibit 4.68 to Form 10-Q/A filed by the registrant on May 4, 2016)
4.69	Indenture re Notes issued by CPS Auto Receivables Trust 2016-C (exhibit 4.69 to Form 8-K filed by the registrant on July 27, 2016)
4.70	Sale and Servicing Agreement dated as of September 1, 2016, related to notes issued by CPS Auto Receivables Trust 2016-C (exhibit 4.70 to Form 8-K filed by the registrant on July 27, 2016)
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on April 27, 2015)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**

10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Rule 13a-14(a) certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) certification by Chief Financial Officer (filed herewith)
32	Section 1350 certification (filed herewith)

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 13, 2019	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2019	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
March 13, 2019	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
March 13, 2019	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
March 13, 2019	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
March 13, 2019	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
March 13, 2019	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
March 13, 2019	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ CROWE LLP

Costa Mesa, California

March 13, 2019

We have served as the Company's auditor since 2008.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$12,787	$12,731
Restricted cash and equivalents	117,323	111,965

Finance receivables	1,522,085	2,304,984
Less: Allowance for finance credit losses	(67,376)	(109,187)
Finance receivables, net	1,454,709	2,195,797

Finance receivables measured at fair value	821,066	–
Furniture and equipment, net	1,837	1,752
Deferred tax assets, net	19,188	32,446
Accrued interest receivable	31,969	46,753
Other assets	26,801	23,397
	$2,485,680	$2,424,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$31,692	$28,715
Warehouse lines of credit	136,847	112,408
Residual interest financing	39,106	–
Securitization trust debt	2,063,627	2,083,215
Subordinated renewable notes	17,290	16,566
	2,288,562	2,240,904
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value;authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value;authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,421,688 and 21,488,589 shares issued and outstanding at December 31, 2018 and
December 31, 2017, respectively	70,273	71,582
Retained earnings	134,399	119,537
Accumulated other comprehensive loss	(7,554)	(7,182)
	197,118	183,937
	$2,485,680	$2,424,841

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Interest income	$380,297	$424,174	$408,996
Other income	9,478	10,209	13,286
	389,775	434,383	422,282

Expenses:
Employee costs	79,318	72,967	65,549
General and administrative	31,037	26,578	24,840
Interest	101,466	92,345	79,941
Provision for credit losses	133,080	186,713	178,511
Marketing	17,572	15,613	17,818
Occupancy	7,607	7,162	5,185
Depreciation and amortization	992	934	777
	371,072	402,312	372,621
Income before income tax expense	18,703	32,071	49,661
Income tax expense	3,841	28,306	20,361
Net income	$14,862	$3,765	$29,300

Earnings per share:
Basic	$0.68	$0.17	$1.20
Diluted	0.59	0.14	1.01

Number of shares used in computing earnings per share:
Basic	21,989	22,687	24,356
Diluted	24,988	27,214	29,035

See accompanying Notes to Consolidated Financial Statements.

F-4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$14,862	$3,765	$29,300
Other comprehensive income (loss); change in funded status of pension plan, net of $173, $232 and $7 in tax for 2018, 2017 and 2016, respectively	(372)	(500)	(32)
Comprehensive income	$14,490	$3,265	$29,268

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2016	25,617	$81,337	$86,472	$(6,650)	$161,159

Common stock issued upon exercise of options and warrants	448	706	–	–	706
Repurchase of common stock	(2,478)	(10,468)	–	–	(10,468)
Pension benefit obligation	–	–	–	(32)	(32)
Stock-based compensation	–	5,553	–	–	5,553
Net income	–	–	29,300	–	29,300
Balance at December 31, 2016	23,587	$77,128	$115,772	$(6,682)	$186,218

Common stock issued upon exercise of options and warrants	647	1,085	–	–	1,085
Repurchase of common stock	(2,745)	(12,346)	–	–	(12,346)
Pension benefit obligation	–	–	–	(500)	(500)
Stock-based compensation	–	5,715	–	–	5,715
Net income	–	–	3,765	–	3,765
Balance at December 31, 2017	21,489	$71,582	$119,537	$(7,182)	$183,937

Common stock issued upon exercise of options and warrants	2,315	483	–	–	483
Repurchase of common stock	(1,382)	(5,307)	–	–	(5,307)
Pension benefit obligation	–	–	–	(372)	(372)
Stock-based compensation	–	3,515	–	–	3,515
Net income	–	–	14,862	–	14,862
Balance at December 31, 2018	22,422	$70,273	$134,399	$(7,554)	$197,118

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$14,862	$3,765	$29,300
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	2,655	1,305	(2,980)
Net interest income accretion on fair value receivables	26,162	–	20
Depreciation and amortization	992	934	777
Amortization of deferred financing costs	8,453	8,738	8,389
Provision for credit losses	133,080	186,713	178,511
Stock-based compensation expense	3,515	5,715	5,553
Changes in assets and liabilities:
Accrued interest receivable	14,784	(10,520)	(4,686)
Other assets	(4,161)	5,361	(8,739)
Deferred tax assets, net	13,258	10,399	(5,248)
Accounts payable and accrued expenses	2,605	3,238	(4,564)
Net cash provided by operating activities	216,205	215,648	196,333

Cash flows from investing activities:
Originations of finance receivables held for investment	–	(859,069)	(1,088,785)
Payments received on finance receivables held for investment	605,353	647,619	650,379
Purchases of finance receivables measured at fair value	(914,949)	–	–
Payments on receivables portfolio at fair value	67,721	4	58
Change in repossessions held in inventory	757	1,490	1,629
Purchase of furniture and equipment	(1,077)	(669)	(1,079)
Net cash used in investing activities	(242,195)	(210,625)	(437,798)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	855,828	852,615	1,197,515
Proceeds from issuance of subordinated renewable notes	3,175	4,083	2,911
Payments on subordinated renewable notes	(2,451)	(2,466)	(3,100)
Net proceeds from (repayments of) warehouse lines of credit	23,809	9,309	(91,496)
Repayments of residual interest financing debt	–	–	(9,042)
Net advances of residual interest financing debt	40,000	–	–
Repayment of securitization trust debt	(876,094)	(851,193)	(834,880)
Payment of financing costs	(8,039)	(8,104)	(9,367)
Repurchase of common stock	(5,307)	(12,346)	(10,468)
Exercise of options and warrants	483	1,085	706
Net cash provided by (used in) financing activities	31,404	(7,017)	242,779
Increase (decrease) in cash and cash equivalents	5,414	(1,994)	1,314
Cash and cash equivalents at beginning of year	124,696	126,690	125,376
Cash and cash equivalents at end of year	$130,110	$124,696	$126,690

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$92,405	$83,110	$71,077
Income taxes	417	9,319	32,909

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in Ohio, California, North Carolina, Florida and Indiana represented 8.8%, 8.7%, 6.2%, 6.0% and 5.2%, respectively, of contracts purchased during 2018 compared with 7.4%, 7.1%, 5.8%, 5.9% and 3.8% respectively in 2017. No other state had a concentration in excess of 5.2% in 2018. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2018, our unrestricted cash balance was $12.8 million, which exceeded the minimum amounts required by our financial covenants.

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

Contract Acquisition Fees and Origination Costs

Upon purchase of a Contract from a Dealer, we generally either charge or advance the Dealer an acquisition fee. Dealer acquisition fees and deferred origination costs are applied to the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the Contract using the interest method. However, for receivables measured at fair value, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred.

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other Assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $8.9 million and $9.7 million at December 31, 2018 and 2017, respectively.

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

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Direct mail revenues	$5,829	$6,432	$9,202
Convenience fee revenue	1,700	1,900	2,145
Recoveries on previously charged-off contracts	248	563	766
Sales tax refunds	887	866	811
Other	814	448	362
	$9,478	$10,209	$13,286

Earnings Per Share

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$14,862	$3,765	$29,300
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	21,989	22,687	24,356
Incremental common shares attributable to exercise of outstanding options and warrants	2,999	4,527	4,679
Denominator for diluted earnings per share	24,988	27,214	29,035
Basic earnings per share	$0.68	$0.17	$1.20
Diluted earnings per share	$0.59	$0.14	$1.01

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incremental shares of 10.3 million, 7.5 million and 7.9 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2018, 2017 and 2016, respectively, because the effect is anti-dilutive.

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

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2018 we were in compliance with all such financial covenants.

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

We have recorded a liability as of December 31, 2018, which represents our best estimate of the immaterial aggregate probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred, over and above such losses as are probable, cannot be estimated with certainty.

Recently Issued Accounting Standards

In January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. The majority of the Company’s revenues come from interest income which is outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within Other Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include revenue associated with direct mail and other related products and services that we offer to our dealers.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. We will adopt ASU 2016-02 effective January 1, 2019 utilizing the modified retrospective transition method. The Company anticipates recording lease assets and liabilities of approximately $24.2 million on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations.

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $117.3 million and $112.0 million as of December 31, 2018 and 2017, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $48.5 million and $45.7 million as of December 31, 2018 and 2017, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2018	2017
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$1,518,395	$2,298,608
Unearned acquisition fees, discounts and deferred origination costs, net	3,690	6,376
Finance receivable	$1,522,085	$2,304,984

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Delinquency Status
Current	$1,262,730	$2,069,617
31 - 60 days	157,688	138,395
61 - 90 days.	66,134	63,081
91 + days	31,843	27,515
	$1,518,395	$2,298,608

Finance receivables totaling $31.8 million and $27.5 million at December 31, 2018 and 2017, respectively, have been placed on non-accrual status as a result of their delinquency status.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable incurred credit losses is reduced by our estimate for future recoveries on previously incurred losses. Provision for credit losses is charged to our consolidated statement of income. Net losses incurred on finance receivables are charged to the allowance. We establish the allowance for new receivables over the 12-month period following their acquisition.

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
		(In thousands)
Balance at beginning of year	$109,187	$95,578	$75,603
Provision for credit losses	133,080	186,713	178,511
Charge-offs	(220,523)	(211,948)	(192,366)
Recoveries	45,632	38,844	33,830
Balance at end of year	$67,376	$109,187	$95,578

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2018	2017
	(In thousands)
Gross balance of repossessions in inventory	$33,462	$33,679
Allowance for losses on repossessed inventory	(24,564)	(24,024)
Net repossessed inventory included in other assets	$8,898	$9,655

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2018	2017
	(In thousands)
Furniture and fixtures	$1,647	$1,566
Computer and telephone equipment	6,203	5,470
Leasehold improvements	1,507	1,260
	9,357	8,296
Less: accumulated depreciation and amortization	(7,520)	(6,544)
	$1,837	$1,752

Depreciation expense totaled $992,000, $934,000 and $777,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

Series	Final Scheduled Payment Date (1)	Receivables Pledged at December 31, 2018 (2)	Initial Principal	Outstanding Principal at December 31, 2018	Outstanding Principal at December 31, 2017	Weighted Average Contractual Interest Rate at December 31, 2018
	(Dollars in thousands)
CPS 2013-B	September 2020	–	205,000	–	18,407	–
CPS 2013-C	December 2020	–	205,000	–	25,559	–
CPS 2013-D	March 2021	–	183,000	–	24,917	–
CPS 2014-A	June 2021	17,442	180,000	15,328	30,521	5.36%
CPS 2014-B	September 2021	26,092	202,500	24,051	44,516	4.42%
CPS 2014-C	December 2021	42,912	273,000	40,896	71,174	4.52%
CPS 2014-D	March 2022	48,279	267,500	46,489	79,099	4.95%
CPS 2015-A	June 2022	54,983	245,000	52,448	87,194	4.49%
CPS 2015-B	September 2022	65,736	250,000	64,591	102,873	4.43%
CPS 2015-C	December 2022	92,123	300,000	90,639	141,362	4.89%
CPS 2016-A	March 2023	121,404	329,460	119,444	180,761	5.18%
CPS 2016-B	June 2023	139,696	332,690	135,688	201,199	5.40%
CPS 2016-C	September 2023	139,406	318,500	136,114	203,504	5.12%
CPS 2016-D	April 2024	107,009	206,325	104,645	149,671	3.84%
CPS 2017-A	April 2024	115,991	206,320	113,527	161,892	4.00%
CPS 2017-B	December 2023	140,953	225,170	127,726	186,594	3.43%
CPS 2017-C	September 2024	142,106	224,825	131,845	197,155	3.35%
CPS 2017-D	June 2024	142,370	196,300	132,919	189,277	3.11%
CPS 2018-A	March 2025	151,620	190,000	142,643	–	3.13%
CPS 2018-B	December 2024	175,363	201,823	167,809	–	3.58%
CPS 2018-C	September 2025	214,617	230,275	204,418	–	3.65%
CPS 2018-D	June 2025	236,410	233,730	224,189	–	3.74%
		$2,174,512	$5,206,418	$2,075,409	$2,095,675

 _________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $780.0 million in 2019, $587.5 million in 2020, $378.8 million in 2021, $194.6 million in 2022, $116.0 million in 2023, and $6.8 million in 2024.

(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $11.8 million and $12.5 million as of December 31, 2018 and December 31, 2017, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2018.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2018, restricted cash under the various agreements totaled approximately $117.3 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Debt

The terms of our debt outstanding at December 31, 2018 and 2017 are summarized below:

			December 31,	December 31,
			2018	2017
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	February 2021	$38,198	$25,629

	3.00% over one month Libor (Minimum 3.75%)	September 2020	99,885	77,546

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	–	11,100

Residual interest financing	8.60%	January 2026	40,000	–

Subordinated renewable notes	Weighted average rate of 8.53% and 7.99% at December 31, 2018 and December 31, 2017, respectively	Weighted average maturity of January 2021 and March 2020 at December 31, 2018 and December 31, 2017, respectively	17,290	16,566

			$195,373	$130,841

Debt issuance costs of $1.2 million and $1.9 million as of December 31, 2018 and December 31, 2017, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit and residual interest financing on our Consolidated Balance Sheets.

On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 87.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 3.00% per annum, with a minimum rate of 3.75% per annum. In September 2018, this facility was amended to extend the revolving period to September 2020 and to include an amortization period through September 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2018 there was $99.9 million outstanding under this facility.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. In April 2017, this facility was amended to extend the revolving period to April 2019 followed by an amortization period through April 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2018 there was $38.2 million outstanding under this facility. In February 2019, this facility was amended to extend the revolving period to February 2021 followed by an amortization period through February 2023.

On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables, or up to 80.0% for certain other receivables. The loans under the facility accrue interest at a commercial paper rate plus 6.75% per annum, with a minimum rate of 7.75% per annum. In November 2017, this facility was amended to extend the revolving period to November 2019 followed by an amortization period through November 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2018 there was no amount outstanding under this facility.

The total outstanding debt on our three warehouse lines of credit was $138.1 million as of December 31, 2018, compared to $114.3 million outstanding as of December 31, 2017.

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

Unamortized debt issuance costs of $894,000 have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Consolidated Balance Sheets.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the contractual and expected maturity amounts of long term debt as of December 31, 2018:

Contractual maturity date	Subordinated renewable notes

2019	$8,561
2020	2,788
2021	3,607
2022	404
2023	366
Thereafter	1,564
Total	$17,290

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

Stock Purchases

For the year ending December 31, 2018, we purchased 1,382,401 shares of our common stock at an average price of $3.81. In October 2017 our board of directors authorized the repurchase of up to $10 million of our common stock. There is approximately $7.5 million of board authorization remaining under such plans, which have no expiration date. The table below describes the purchase of our common stock for the twelve-month periods ended December 31, 2018 and 2017:

	Twelve Months Ended
	December 31, 2018		December 31, 2017
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	1,258,797	$3.77	2,693,562	$4.48
Shares redeemed upon net exercise of stock options	33,604	4.37	51,931	4.50
Other	90,000	4.13	–	–
Total stock purchases	1,382,401	$3.81	2,745,493	$4.49

Options and Warrants

In 2006, the Company adopted and its shareholders approved the CPS 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to our employees or employees of our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. In June 2008, May 2012, April 2013, May 2015 and again in July 2018, the shareholders of the Company approved an amendment to the 2006 Plan to increase the maximum number of shares that may be subject to awards under the 2006 Plan to 5,000,000, 7,200,000, 12,200,000, 17,200,000 and 19,200,000, respectively, in each case plus shares authorized under prior plans and not issued. Options that have been granted under the 2006 Plan and a previous plan approved in 1997 have been granted at an exercise price equal to (or greater than) the stock’s fair value at the date of the grant, with terms generally of 7-10 years and vesting generally over 4-5 years.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per share weighted-average fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $1.06, $1.32 and $1.38, respectively. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 31% to 34% for 2018, 35% to 37% for 2017, and 44% to 51% for 2016. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2018	2017	2016
Expected life (years)	3.99	4.02	4.04
Risk-free interest rate	2.74%	1.59%	1.09%
Volatility	34%	36%	51%
Expected dividend yield	–	–	–

For the years ended December 31, 2018, 2017 and 2016, we recorded stock-based compensation costs in the amount of $3.5 million, $5.7 million and $5.6 million, respectively. As of December 31, 2018, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $3.6 million. This amount will be recognized as expense over a weighted-average period of 2.1 years.

At December 31, 2018 and 2017, options outstanding had intrinsic values of $4.9 million and $10.4 million, respectively. At December 31, 2018 and 2017, options exercisable had intrinsic values of $4.9 million and $9.5 million, respectively. The total intrinsic value of options exercised was $869,000 and $1.9 million for the years ended December 31, 2018 and 2017, respectively. New shares were issued for all options exercised during the year ended December 2018 and cash of $483,000 million was received. At December 31, 2018, there were a total of 2,873,000 additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2018 for stock options under the 2006 and 1997 plans is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	13,135	$4.66	N/A
Granted	1,720	3.49	N/A
Exercised	(315)	1.53	N/A
Forfeited/Expired	(119)	7.20	N/A
Options outstanding at the end of period	14,421	$4.57	3.91 years

Options exercisable at the end of period	8,789	$4.76	3.42 years

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2018, 2017 and 2016.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares, and allocated $4,071,429 of the aggregate consideration received in that transaction to the issuance of the warrants. The warrants represented the right to purchase CPS common shares at a nominal exercise price. In March 2010 we repurchased the warrants for 500,000 of these shares for $1.0 million. Warrants to purchase 2,000,000 shares were exercised on July 10, 2018 and 1,999,995 net shares were issued to the holder, following surrender of five shares in payment of the exercise price.

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest on finance receivables	$334,634	$423,567	$408,723
Interest on finance receivables at fair value	43,863	–	–
Other interest income	1,800	607	273
Interest income	$380,297	$424,174	$408,996

The following table presents the components of interest expense:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Securitization trust debt	$89,926	$83,084	$69,178
Warehouse lines of credit	7,752	7,933	8,569
Residual interest financing	2,343	–	846
Subordinated renewable notes	1,445	1,328	1,348
Interest expense	$101,466	$92,345	$79,941

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current federal tax expense	$(7,526)	$14,369	$22,872
Current state tax expense	(2,064)	3,305	2,671
Deferred federal tax expense	9,074	10,131	(6,329)
Deferred state tax expense	4,357	501	1,147
Income tax expense	$3,841	$28,306	$20,361

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2018, 2017 and 2016 differs from the amount determined by applying the statutory federal rate to income before income taxes as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Expense at federal tax rate	$3,928	$11,225	$17,381
State taxes, net of federal income tax effect	1,718	1,831	2,679
Stock-based compensation	238	682	824
Non-deductible expenses	824	171	145
Effect of change in tax rate	–	15,117	–
Accounting method change	(2,100)	–	–
Other	(767)	(720)	(668)
	$3,841	$28,306	$20,361

For the year ended December 31, 2018, we recorded income tax expense of $3.8 million which include a $2.1 million net tax benefit related to certain tax planning strategies and other adjustments. Without the benefit, income tax expense for 2018 would have been $5.9 million.

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred Tax Assets:
Finance receivables	$1,867	$23,034
Accrued liabilities	256	206
NOL carryforwards	7,736	529
Built in losses	4,651	5,277
Pension accrual	1,552	1,654
Stock compensation	4,161	3,642
Other	356	582
Total deferred tax assets	20,579	34,924

Deferred Tax Liabilities:
Deferred loan costs	(1,137)	(2,233)
Furniture and equipment	(254)	(245)
Total deferred tax liabilities	(1,391)	(2,478)

Net deferred tax asset	$19,188	$32,446

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $19.2 million as of December 31, 2018 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $19.2 million consists of approximately $13.9 million of net U.S. federal deferred tax assets and $5.3 million of net state deferred tax assets. The major components of the deferred tax asset are $12.4 million in net operating loss carryforwards and built in losses and $6.8 million in net deductions which have not yet been taken on a tax return.

As of December 31, 2018, we had net operating loss carryforwards for state income tax purposes of $35.7 million. These state net operating losses begin to expire in 2019.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2018, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2014.

(10) Related Party Transactions

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public. The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2018, $4.0 million was outstanding on this note. The note was redeemed at par plus accrued interest in February 2019.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2025. Future minimum lease payments at December 31, 2018, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2019	$7,684
2020	7,588
2021	7,476
2022	6,116
2023	1,389
Thereafter	689

Total minimum lease payments	$30,942

Rent expense for the years ended December 31, 2018, 2017 and 2016, was $7.2 million, $6.3 million and $5.2 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the inquiry commenced January 2015 is thus completed as to us, no assurance can be given as to whether some other government agency may commence inquiries into or actions against us, nor as to whether the DOJ may recommence its investigation, any of which hypothetical proceedings might materially and adversely affect us.

Wage and Hour Claim. On September 24, 2018, a former employee filed a lawsuit against us in the Superior Court of Orange County, California, alleging that we incorrectly classified our sales and marketing representatives as outside salespersons exempt from overtime wages, mandatory break periods and certain other employee protective provisions of California and federal law. The complaint seeks injunctive relief, an award of unpaid wages, liquidated damages, and attorney fees and interest. The plaintiff purports to act on behalf of a class of similarly situated employees and ex-employees. As of the date of this report, no motion for class certification has been filed or granted.

We believe that our compensation practices with respect to our marketing representatives are compliant with applicable law. Accordingly, we have defended and intend to continue to defend this lawsuit. We have not recorded a liability with respect to this claim on the accompanying consolidated financial statements.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2018, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2018 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2018 does not exceed $3 million.

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

(12) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to the maximum allowed under the law. We may, at our discretion, match 100% of employees’ contributions up to $2,000 per employee per calendar year. Our matching contributions to the 401(k) Plan were $1.5 million, $1.2 million, and $929,000 respectively, for the years ended December 31, 2018, 2017 and 2016.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$22,562	$21,515
Service cost	–	–
Interest cost	775	855
Assumption changes	(1,867)	1,535
Actuarial (gain) loss	(361)	(298)
Settlements	–	–
Benefits paid	(1,024)	(1,045)
Projected benefit obligation, end of year	$20,085	$22,562

Change in Plan Assets
Fair value of plan assets, beginning of year	$16,446	$16,243
Return on assets	(1,806)	1,508
Employer contribution	1,000	–
Expenses	(248)	(260)
Settlements	–	–
Benefits paid	(1,024)	(1,045)
Fair value of plan assets, end of year	$14,368	$16,446

Funded Status at end of year	$(5,717)	$(6,116)

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2018 and 2017 were as follows:

	December, 31
	2018	2017
Weighted average assumptions used to determine benefit obligations
Discount rate	4.11%	3.50%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.50%	4.05%
Expected return on plan assets	7.25%	7.25%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our overall expected long-term rate of return on assets is 7.25% per annum as of December 31, 2018. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2018	2017	2016
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$–	$–	$–
Other liabilities	(5,717)	(6,116)	(5,272)
Net amount recognized	$(5,717)	$(6,116)	$(5,272)

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$11,896	$11,350	$10,618
Unrecognized transition asset	–	–	–
Net amount recognized	$11,896	$11,350	$10,618

Components of net periodic benefit cost
Interest cost	$775	$855	$882
Expected return on assets	(1,163)	(1,149)	(1,199)
Amortization of transition asset	–	–	–
Amortization of net loss	443	405	553
Net periodic benefit cost	55	111	236
Settlement (gain)/loss	–	–	–
Total	$55	$111	$236

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$545	$732	$25
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$545	$732	$25

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 is $376,000.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average asset allocation of our pension benefits at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	78%	83%
Debt securities	22%	17%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2019	$829
2020	873
2021	911
2022	947
2023	976
Years 2024 - 2028	5,507

Anticipated Contributions in 2019	$–

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at December 31, 2018 and 2017, by asset category, is as follows:

	December 31, 2018
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$2,635	$–	$–	$2,635
Large Cap Value	–	1,983	–	1,983
Mid Cap Index	–	563	–	563
Small Cap Growth	–	559	–	559
Small Cap Value	–	558	–	558
Large Cap Blend	–	587	–	587
Growth	–	2,031	–	2,031
International Growth	–	2,301	–	2,301
Core Bond	–	1,921	–	1,921
High Yield	–	364	–	364
Inflation Protected Bond	–	510	–	510
Money Market	–	356	–	356
Total	$2,635	$11,733	$–	$14,368

	December 31, 2017
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$3,633	$–	$–	$3,633
Large Cap Value	–	2,324	–	2,324
Mid Cap Index	–	654	–	654
Small Cap Growth	–	657	–	657
Small Cap Value	–	647	–	647
Large Cap Blend	–	661	–	661
Growth	–	2,313	–	2,313
International Growth	–	2,683	–	2,683
Core Bond	–	1,870	–	1,870
High Yield	–	373	–	373
Inflation Protected Bond	–	505	–	505
Money Market	–	126	–	126
Total	$3,633	$12,813	$–	$16,446

 ________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.

(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.

(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

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

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Twelve Months Ended
	December 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$–	$–
Finance receivables at fair value acquired during period	914,949	–
Payments received on finance receivables at fair value	(67,720)	–
Net interest income accretion on fair value receivables	(26,163)	–
Mark to fair value	–	–
Balance at end of period	$821,066	$–

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	December 31, 2018		December 31, 2017
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$829,039	$821,066	$–	$–

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	December 31,			December 31,
	2018	2017	Unobservable Inputs	2018	2017
	(In thousands)
Assets:
Finance receivables measured at fair value	$821,066	$–	Discount rate	8.9% - 9.9%	n/a
			Cumulative net losses	15% - 16%	n/a

The following table summarizes the delinquency status using the contractual balance of these finance receivables measured at fair value as of December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
	(In thousands)
Delinquency Status
Current	$790,727	$–
31 - 60 days	26,285	–
61 - 90 days	8,350	–
91 + days	3,677	–
	$829,039	$–

Repossessed vehicle inventory, which is included in Other assets on our consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2018, the finance receivables related to the repossessed vehicles in inventory totaled $33.5 million. We have applied a valuation adjustment, or loss allowance, of $24.6 million, which is based on a recovery rate of approximately 27%, resulting in an estimated fair value and carrying amount of $8.9 million. The fair value and carrying amount of the repossessed inventory at December 31, 2017 was $9.7 million after applying a valuation adjustment of $24.0 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2018 and 2017. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at December 31, 2018 and 2017, were as follows:

	As of December 31, 2018
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,787	$12,787	$–	$–	$12,787
Restricted cash and equivalents	117,323	117,323	–	–	117,323
Finance receivables, net	1,454,709	–	–	1,434,631	1,434,631
Accrued interest receivable	31,969	–	–	31,969	31,969
Liabilities:
Warehouse lines of credit	$136,847	$–	$–	$136,847	$136,847
Accrued interest payable	4,819	–	–	4,819	4,819
Securitization trust debt	2,063,627	–	–	2,051,920	2,051,920
Subordinated renewable notes	17,290	–	–	17,290	17,290

	As of December 31, 2017
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,731	$12,731	$–	$–	$12,731
Restricted cash and equivalents	111,965	111,965	–	–	111,965
Finance receivables, net	2,195,797	–	–	2,171,846	2,171,846
Accrued interest receivable	46,753	–	–	46,753	46,753
Liabilities:
Warehouse lines of credit	$112,408	$–	$–	$112,408	$112,408
Accrued interest payable	4,212	–	–	4,212	4,212
Securitization trust debt	2,083,215	–	–	2,089,678	2,089,678
Subordinated renewable notes	16,566	–	–	16,566	16,566

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15) Subsequent Events

On January 23, 2019 we executed our first securitization of 2019. In the transaction, qualified institutional buyers purchased $254.4 million of asset-backed notes secured by $265.0 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2019-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s, and DBRS and were based on the structure of the transaction, the historical performance of similar receivables and our experience as a servicer. The weighted average yield on the notes is approximately 4.22%.

The 2019-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance. The final enhancement level requires accelerated payment of principal on the notes to reach overcollateralization of the lesser of 8.50% of the original receivable pool balance, or 18.70% of the then outstanding pool balance. The transaction utilizes a pre-funding structure, in which CPS sold approximately $166.1 million of receivables on January 23, 2019 and sold $98.9 million of additional receivables on February 13, 2019. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

On February 22, 2019 we amended our $100 million warehouse credit line with Fortress Investment Group extending the revolving period to February 2021 followed by an amortization period through February 2023.

