Form 10-K/A
period 2018-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2019-04-30
CIK 889609

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

Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the close of business on April 20, 2019, there were 22,134,142 common shares of the registrant outstanding. The aggregate market value of the 17,712,483 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $4.07 per share reported by Nasdaq as of June 29, 2018, was approximately $72,089,806. For purposes of this computation, a registrant sponsored pension plan and all directors are deemed to be affiliates. Such determination is not an admission that such plan and directors are in fact affiliates of the registrant.

EXPLANATORY NOTE

On March 13, 2019, Consumer Portfolio Services, Inc. (the “Company” or “CPS”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14, of the 2018 Form 10-K to include information previously omitted from the 2018 Form 10-K in reliance on General Instruction G(3) to Form 10-K. That instruction provides that registrants may incorporate by reference certain information from a definitive proxy statement, or, if such statement is not filed by 120 days after the end of the fiscal year, then by amendment of the annual report. Accordingly, Part III of the 2018 Form 10-K is hereby amended to add the information set forth below.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2018 Form 10-K with the SEC on March 13, 2019 and no attempt has been made in this Amendment to modify or update other disclosures contained in the 2018 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below. None of the Company’s directors currently serves on the board of directors of any other publicly-traded companies.

Charles E. Bradley, Jr., 59, has been the President and a director of the Company since its formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Mr. Bradley has been the Company's Chief Executive Officer since January 1992. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

Chris A. Adams, 70, has been a director of the Company since August 2007. Since 1982 he has been the owner and chief executive of Latrobe Pattern Company and K Castings Inc., which are firms engaged in the business of fabricating metal parts. With his experience as chief executive of manufacturing companies, Mr. Adams contributes to the Company’s Board significant organizational and operational management skills.

Brian J. Rayhill, 56, has been a director of the Company since August 2006. Mr. Rayhill has been a practicing attorney in New York State since 1988. As an experienced advocate, counselor and litigator, Mr. Rayhill brings legal knowledge and perspective to the Company’s Board.

William B. Roberts, 81, has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts. Having spent decades in the business of finance, Mr. Roberts brings to the Company’s Board his perspective and judgment regarding means of financing its business.

Gregory S. Washer, 57, has been a director of the Company since June 2007. He was the president and owner of Clean Fun Promotional Marketing, a promotional marketing company, from its founding in 1986 through its sale in September 2014. He continued to act as president of Clean Fun through August 2017, and is now retired. With his experience in promotions and marketing, Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 60, has been a director of the Company since July 2001. Mr. Wood was president of Carclo Technical Plastics, a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics. As president of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements. He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

Executive Officers

The information regarding the Company’s executive officers set forth in Part I of this report under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company.  Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2018 were timely filed.

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

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee comprises non-employee directors Chris Adams (chairman), William Roberts and Daniel Wood. From December 2007 through January 2019, Mr. Roberts held $4,000,000 of subordinated notes issued by the Company. The board of directors considered whether such holdings would reasonably be expected to impair Mr. Roberts’ exercise of independent judgment, and concluded that his independence was not impaired. In coming to that conclusion, the board noted that the Company’s repayment obligation was subordinated to all other debt of the Company, creating a near-alignment of interest with the holders of common stock, and also noted Mr. Roberts’ substantial beneficial ownership of Company common stock.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this report.  Based on such review and discussions and relying thereon, we have recommended to the Company's Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

THE COMPENSATION COMMITTEE

Chris A. Adams (chairman)	William B. Roberts	Daniel S. Wood

Compensation Discussion and Analysis

2018 Say-on-Pay Advisory Vote Outcome

The Compensation Committee annually considers the results of the most recent advisory vote by shareholders to approve executive officer compensation. In the 2018 advisory vote, 57% of the voted shares approved the compensation of our named executive officers. The Compensation Committee took note of the closeness of that vote in considering whether to make material changes to the Company’s compensation policies, and chose to stay the course.. The Compensation Committee will continue to consider the results from future shareholder advisory votes regarding executive officer compensation in its future administration of executive compensation.

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

The chief executive officer, who attends meetings of the Compensation Committee by invitation of the Committee’s chairman, assists the Committee in determining the compensation of our other executive officers by, among other things:

•	Proposing annual merit increases to the base salaries of the other executive officers;
•	Establishing annual individual performance objectives for the other executive officers and evaluating their performance against such objectives (the Committee reviews these performance evaluations); and
•	Making recommendations, from time to time, for special stock option and restricted stock grants (e.g., for motivational or retention purposes) to other executive officers.

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

The table below provides comparative information regarding the components of our year 2018 executive compensation program. We are applying substantially the same elements in our executive compensation program for the year 2019.

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

The Base Salary Element

With respect to the retention objective, the Committee considers an executive's base salary to be the most critical component. Acting primarily on the basis of recommendations of the chief executive officer, the Committee adjusts other officers' base salaries annually, with the adjustment generally consisting of a 2% to 10% increase from the prior year's rate. Where exceptional circumstances apply, such as recruitment of a new executive officer, a promotion to executive officer status or a special need to retain an individual officer, the chief executive officer may recommend, and the Committee may approve, a larger increase.

The Company's general approach in setting the annual compensation of its named executive officers is to set those officers’ base compensation by reference to their base rates for the preceding year. During the year ended December 2018, the Company's chief executive officer, Charles E. Bradley, Jr., received $995,000 in base salary. In setting that rate in January 2018, the Committee considered the base salary rate that the Company had paid in the prior year ($995,000), the desirability of providing an annual increase, the desirability of ensuring retention of the services of the Company's incumbent chief executive officer, the Company’s financial performance, and the levels of chief executive officer compensation prevailing among other financial services companies. Subsequent to year-end, the Committee considered whether to adjust officers’ base compensation for 2019, and determined not to increase the base rate for the chief executive officer, nor for the other named executive officers.

The Annual Incentive Bonus (EMB) element

To encourage executive officers and key management personnel to exercise their best efforts and management skills toward causing the Company to meet its overall objective, and toward achieving designated specific individual objectives, the Company has implemented an Executive Management Bonus Plan, with annual payouts. Under the Company's bonus plan as applied to the year ended December 2018, the Company’s two executive vice presidents (each of whom is among the named executive officers) were eligible to receive a cash bonus of up to 160% of their base salaries, and the Company’s senior vice presidents (one of whom is among the named executive officers) were eligible to receive a cash bonus of up to 120% of their base salaries. The chief executive officer was eligible to receive a cash bonus of up to 600% of his base salary. The implementation of this element for the year 2018 is discussed below.

The Long-Term Incentive Compensation Element

The Committee also awards incentive and non-qualified stock options under the Company's stock option plans. Such awards are designed to assist in the retention of key executives and management personnel and to create an incentive to create shareholder value over a sustained period of time. The Company believes that stock options are a valuable tool in compensating and retaining employees. During the year ended December 31, 2018, the Committee granted stock options to the Company's executive officers. All such grants were awarded in May 2018, and all carry exercise prices equal to the market price for the Company's common stock at the date of grant The terms of such options are described below, under the caption "Grants of Plan-Based Awards in Last Fiscal Year." The numbers of shares made subject to each of the option grants were based on various factors relating to the responsibilities of the individual officers and to the extent of previous grants to such individuals.

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

Specific Objectives and Evaluation

In the first quarter of 2018 the compensation committee designated specific objectives with respect to the chief executive officer to be accomplished within the year 2018, and fixed weights to be associated with each such objective. The chief executive officer proposed to the committee specific annual objectives with respect to each other executive officer of the company, which the committee, after making certain modifications, approved. These objectives and the Committee’s administration of the annual incentive bonus element of compensation are discussed in detail below, under the heading “ - Grants of Plan-Based Awards in Last Fiscal Year - Executive Management Bonus Plan.”

Grants of Options

The Committee's award of stock options to the Company's officers in May 2018 included option grants to the chief executive officer and the other named executive officers. In determining the appropriate level of such grant, the Committee considered the long-term performance of the chief executive officer and the desirability of providing significant incentive for future performance, as well as the desirability of ensuring that officer's continued retention by the Company, and the various factors noted above with respect to option grants generally. These grants and the Committee’s administration of the long-term incentive element of compensation are discussed in detail below, under the heading “-Grants of Plan-Based Awards in Last Fiscal Year – Equity Incentives.”

Stock Ownership, Hedging and Pledging. Our board of directors and compensation committee have considered whether to establish a minimum stock ownership goal for members of our senior management. We have elected not to do so, considering that such a policy would either be strict and mandatory, in which case it would undermine the compensatory objectives of our equity compensation plans, or would be merely hortatory, in which case it could be expected to have little effect. We’ve also noted that the multiyear vesting terms of the equity incentives granted under our plans have the effect of aligning our executives’ individual personal financial incentives with the future price performance of the Company’s stock.

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

Summary of Compensation

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2018 by the Company's chief executive officer, its chief financial officer, and the other three most highly compensated individuals (such five individuals, the "named executive officers") who were serving in such position or as executive officers at any time in 2018. It lists their names, the principal positions in which they served in those years, and each component of compensation paid with respect to those years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Option Awards (1)	All Other Compen- sation (2)	Total
Charles E. Bradley, Jr.	2018	$995,000	$2,700,000	$327,000	$600	$4,022,600
President & Chief	2017	995,000	2,850,000	402,000	600	4,247,600
Executive Officer	2016	995,000	2,800,000	420,000	600	4,215,600
Jeffrey P Fritz	2018	411,000	452,000	98,100	600	961,700
Executive Vice President	2017	411,000	417,000	120,600	600	949,200
& Chief Financial Officer	2016	395,000	386,000	126,000	600	907,600
Michael T. Lavin	2018	411,000	506,000	98,100	600	1,015,700
Executive Vice President	2017	411,000	496,000	120,600	600	949,200
& Chief Operating Officer	2016	406,000	487,000	126,000	600	1,019,600
Teri L. Robinson	2018	368,000	354,000	65,400	600	788,000
Senior Vice President	2017	368,000	341,000	80,400	600	790,000
- Originations	2016	357,000	330,000	84,000	600	771,600
Laurie A. Straten	2018	362,000	340,000	65,400	600	768,000
Senior Vice President	2017	362,000	339,375	80,400	600	782,375
- Servicing	2016	357,000	330,000	84,000	600	771,600

(1)	Represents the dollar value of accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 and SFAS 123R. Value was estimated using a binomial option pricing model. For the year 2018 the weighted average fair value per option was $1.09, based on assumptions of 4.11 years expected life, expected volatility of 33.93%, and a risk-free rate of 2.75%. For the year 2017 the weighted average fair value per option was 1.40, based on assumptions of 4.11 years expected life, expected volatility of 51.23%, and a risk-free rate of 1.10%. For the year 2016 the weighted average fair value per option was $2.49, based on assumptions of 4.43 years expected life, expected volatility of 51%, and a risk-free rate of 1.43%. In all cases, we assumed a dividend yield of 0.0%.
(2)	Amounts in this column represent premiums paid by the Company for group life insurance, in the amount of $600 for each of the named executive officers.

Grants of Plan-Based Awards in Last Fiscal Year

Equity Incentives

In the year ended December 31, 2018, we did not grant any stock awards or stock appreciation rights to any of our named executive officers. We granted options to substantially all of our management level employees on May 9, 2018. The option grants noted in the tables above and below were awarded to the named executive officers as part of those grants. We also granted awards under our Executive Management Bonus Plan, which were evaluated in January of 2019, and have been paid. The amounts paid are shown in the table above (Summary Compensation Table) as “Non-Equity Incentive Plan Compensation.”

In the May 2018 grant, the chief executive officer received an option to purchase 300,000 shares of the Company's common stock at the market closing price ($3.48 per share) on the date of grant, with such right to purchase to become exercisable in increments of 25% on each of the first through fourth anniversaries of the grant date, and to expire on the seventh anniversary. Each of the other executive officers of the Company received a grant at that time on the same terms. Mr. Fritz and Mr. Lavin received such a grant with respect to 90,000 shares, and the other executive officers of the Company each received such a grant with respect to 60,000 shares.

The table below provides information regarding the awards granted to the named executive officers in 2018.

Grants of Plan-Based Awards

	Estimated future payouts under non-equity incentive plan awards
Name	Threshold	Target	Maximum	Grant Date	Number of Shares Underlying Options	Exercise Price	Grant Date Fair Value
Mr. Bradley	–	–	–	5/09/2018	300,000	$3.48	$327,000
	$ –	$5,970,000	$5,970,000	–	–	–	–
Mr. Fritz	–	–	–	5/09/2018	90,000	$3.48	98,100
	$ –	657,600	657,600	–	–	–	–
Mr. Lavin	–	–	–	5/09/2018	90,000	$3.48	98,100
	$ –	657,600	657,600	–	–	–	–
Ms. Robinson	–	–	–	5/09/2018	60,000	$3.48	65,400
	$ –	441,600	441,600	–	–	--	–
Ms. Straten	–	–	–	5/09/2018	60,000	$3.48	65,400
	$ –	434,400	434,400	–	–	–	–

The “target” and “maximum” figures appearing in the table above represent the maximum cash payout under the individual executives’ Executive Management Bonus Plan awards as of the date the incentive was fixed. The actual payout to each individual named in the table above has been determined and paid prior to the date of this proxy statement. That amount was in each case materially less than the maximum (approximately 45% of the maximum, in the case of the chief executive). The respective actual payments are described below, and appear above in the Summary Compensation Table under the heading “Non-Equity Plan Compensation.” Because each non-equity incentive plan award has been settled and paid, the future payout under such awards as of the date of this report is in each case zero. The “grant date fair value” figures appearing in the table above, which are the computed fair values of stock option awards, are computed as described in note 1 to the Summary Compensation Table.

Executive Management Bonus Plan

The Executive Management Bonus Plan award granted to the chief executive officer, Mr. Bradley, called for him to meet as many as possible of seven separate operational and financial objectives within the year 2018. The Compensation Committee assigned to each of those objectives a value as a percentage of base salary. The objectives and their weightings were as follows: to meet the Company’s quarterly budgeted earnings (25% each quarter, total of 100%), to raise $50 million or more of debt capital (50%), to renew a designated existing warehouse credit facility on terms equal to or better than those pre-renewal (50%), to acquire a material new servicing portfolio (100%), to execute three rated securitization transactions after the first quarter of 2018 (40% each, 120% total), to increase the Company’s annual originations of receivables to each of five targets (100% in the aggregate, creditable in increments of 20% for reaching aggregate amounts of $800 million, $850 million, $900 million, $950 million, and $1.0 billion), and to cause the Company’s common stock to trade in excess of each of four targets (80% in the aggregate, creditable in increments of 20% for reaching prices of $5.00, $5.50, $6.00 and $6.50 per share).

The total of the seven weightings is 600%; accordingly, the target and maximum possible value to that officer of the award was 600% of his base salary for 2018.

In a series of meetings, the committee evaluated the chief executive’s performance in comparison to the goals. The Compensation Committee determined that the budget objective was met in two of the four quarters of 2018, and credited the chief executive with half of the maximum value, or 50%.

The Company was successful in raising new debt capital in May 2018, in the amount of $40 million. The Committee accordingly determined that creditable performance of 40%, out of the target of 50%, had been achieved.

The Committee also determined that the September renewal of the designated warehouse line was on materially better terms than those previously in place, and credited the chief executive with the full 50% designated for that objective. No new portfolio was acquired in 2018, and the Committee found no credit was earned in that respect.

The Committee noted that the Company had executed four rated securitizations during the year, three of them after the objective was set, representing creditable performance of 120%. It determined that our originations volume exceeded $900 million for the year while maintaining credit quality, representing creditable performance in the amount of 60%. None of the stock price objectives were fulfilled.

The aggregate valuation of all creditable performance for the chief executive officer was thus 320%, which would imply a bonus payment under our Executive Management Bonus Plan of $3,184,000. The committee elected to pay a bonus of somewhat less than the maximum creditable percentage, in the amount of $2,700,000, representing 271% of our chief executive’s base salary.

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

Following the end of the year 2018, our compensation committee evaluated each named executive officer’s performance in relation to these standards and goals. In two quarters out of four, the Company met its overall budget target, and each officer accordingly received 50% credit with respect to that target.

With respect to the individual factors, the compensation committee, acting in part on the advice of our chief executive officer, determined that creditable performance for 2018 for each named executive officer other than the chief executive officer was as set forth below:

	Maximum percentage	Creditable percentage	Base Salary	Result (rounded to nearest $1000)
Mr. Fritz	160%	110.0%	$411,000	$452,000
Mr. Lavin	160	123.4	411,000	506,000
Ms. Robinson	120	96.2	368,000	354,000
Ms. Straten	120	93.9	362,000	340,000

On that basis, the Compensation Committee approved payments to these named executive officers in the amounts shown in the rightmost column.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2018 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option. Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date
Charles E. Bradley, Jr.	120,000	–		$0.77	5/13/2019
	50,000	–		$1.81	4/27/2020
	200,000	–		$1.19	12/31/2020
	100,000	–		$1.03	6/3/2021
	333,333	–		$1.75	11/23/2021
	166,666	–		$1.50	11/23/2021
	100,000	–		$0.95	11/23/2021
	140,000	–		$1.20	4/3/2022
	60,000	–		$1.94	7/16/2022
	100,000	–		$3.72	11/8/2022
	250,000	–		$6.86	2/1/2023
	250,000	–		$7.97	5/7/2023
	300,000	–		$6.59	7/28/2021
	225,000	75,000	(1)	$6.11	5/19/2022
	150,000	150,000	(2)	$3.48	5/12/2023
	75,000	225,000	(3)	$4.35	5/17/2024
	–	300,000	(4)	$3.48	5/9/2025

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date

Jeffrey P. Fritz	60,000	–		$0.77	5/13/2019
	25,000	–		$1.81	4/27/2020
	50,000	–		$1.03	6/3/2021
	36,000	–		$1.20	4/3/2022
	14,000	–		$1.94	7/16/2022
	60,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	180,000	–		$6.59	7/28/2021
	67,500	22,500	(1)	$6.11	5/19/2022
	45,000	45,000	(2)	$3.48	5/12/2023
	22,500	67,500	(3)	$4.35	5/17/2024
	–	90,000	(4)	$3.48	5/9/2025

Michael T. Lavin	5,000	–		$1.81	4/27/2020
	20,000	–		$1.03	6/3/2021
	30,000	–		$0.95	11/23/2021
	21,600	–		$1.20	4/3/2022
	8,400	–		$1.94	7/16/2022
	75,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	130,000	–		$6.59	7/28/2021
	67,500	22,500	(1)	$6.11	5/19/2022
	45,000	45,000	(2)	$3.48	5/12/2023
	22,500	67,500	(3)	$4.35	5/17/2024
	–	90,000	(4)	$3.48	5/9/2025

Teri L. Robinson	60,000	–		$0.77	5/13/2019
	25,000	–		$1.81	4/27/2020
	50,000	–		$1.03	6/3/2021
	5,000	–		$1.75	11/23/2021
	10,000	–		$1.50	11/23/2021
	36,000	–		$1.20	4/3/2022
	14,000	–		$1.94	7/16/2022
	60,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	60,000	–		$6.59	7/28/2021
	45,000	15,000	(1)	$6.11	5/19/2022
	30,000	30,000	(2)	$3.48	5/12/2023
	15,000	45,000	(3)	$4.35	5/17/2024
	–	60,000	(4)	$3.48	5/9/2025

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date

Laurie A. Straten	30,000	–		$0.77	5/13/2019
	12,000	–		$1.81	4/27/2020
	25,000	–		$1.03	6/3/2021
	9,000	–		$1.95	11/23/2021
	1,250	–		$1.75	11/23/2021
	2,500	–		$1.50	11/23/2021
	18,000	–		$1.20	4/3/2022
	7,000	–		$1.94	7/16/2022
	25,000	–		$6.86	2/1/2023
	90,000	–		$7.97	5/7/2023
	60,000	–		$6.59	7/28/2021
	45,000	15,000	(1)	$6.11	5/19/2022
	30,000	30,000	(2)	$3.48	5/12/2023
	15,000	45,000	(3)	$4.35	5/17/2024
	–	60,000	(4)	$3.48	5/9/2025

(1)	Became exercisable as to the unexercisable portion on May 19, 2019.
(2)	Becomes exercisable as to additional cumulative increments of one-half of the unexercisable portion on May 12, 2019 and 2020.
(3)	Becomes exercisable as to cumulative increments of one third of the unexercisable portion on May 17, 2019, 2020 and 2021.
(4)	Becomes exercisable as to cumulative increments of 25% of the unexercisable portion on May 9, 2019, 2020 and 2021.

Option Exercises in Last Fiscal Year

Four of the five named executive officers exercised stock options during 2018. The table below shows the realized value and the number of options exercised for those four individuals. None of our officers hold stock awards; accordingly, no stock awards vested during 2018.

Option Exercises and Stock Vested

	Value realized on exercise (1)	Number of shares acquired on exercise
Mr. Bradley	$120,000	40,000
Mr. Fritz	61,000	20,000
Mr. Lavin	–	–
Ms. Robinson	50,400	20,000
Ms. Straten	26,000	10,000

(1)	The value realized is the difference between the fair market value of the Company’s common stock on the date of exercise (the closing price reported by Nasdaq) and the exercise price of the option.

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

Director Compensation

Throughout 2018, we paid our non-employee directors a retainer of $5,167 per month, with an additional fee of $500 per month for service on a board committee ($1,000 for a committee chairman). Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the board of directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings. The Board in 2018 approved issuance to each non-employee director of options to purchase as little as 30,000 shares or as much as 60,000 shares. The exercise prices of all such options are the closing price of the Company’s common stock on the date of grant, which was $3.48 per share.The following table summarizes compensation received by our directors for the year 2018:

Name of Director	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Chris A. Adams	$82,000	$54,000	$136,000
Charles E. Bradley, Jr. (3)	-	-	-
Brian J. Rayhill	89,500	40,500	130,000
William B. Roberts	70,500	27,000	97,500
Gregory S. Washer	78,000	54,000	132,000
Daniel S. Wood	90,000	40,500	130,500

(1)       This column reports cash compensation earned in 2018 for Board and committee service.

(2)       This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2018 fiscal year for the fair value of stock options granted to the directors in 2018.  The fair value was estimated using a binomial option-pricing model in accordance with SFAS 123R. The fair value per option was $0.90, based on assumptions of 3.24 years expected life, expected volatility of 31.47%, expected dividend yield of 0.0%, and a risk-free rate of 2.68%. In addition to the stock option awards granted in 2018, our directors held at December 31, 2018 option awards granted in previous years. The total options held at December 31, 2018 represent the right to purchase shares as follows: Mr. Bradley, 3,369,999 shares; Mr. Adams, 270,000 shares; Mr. Rayhill, 417,000 shares; Mr. Roberts, 120,000 shares; Mr. Washer, 270,000 shares; and Mr. Wood, 285,000 shares.

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

As of December 31, 2018, no named executive officers would realize a benefit if unvested stock options were to become immediately exercisable upon a change in control, based on the value of the shares underlying such options at the closing market price on December 31, 2018, which closing price was $3.01 per share).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of the our Common Stock (our only class of voting securities) owned beneficially as of April 29, 2019 (the latest practicable date) by (i) each person known to us to own beneficially more than 5% of the outstanding Common Stock, (ii) each director and each named executive officer, and (iii) all of our directors and executive officers, as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. Percent of class is calculated by reference to 22,149,142 shares outstanding on April 29, 2019. Except as otherwise noted, each person named in the table has a mailing address at 3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada 89169.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Charles E. Bradley, Jr.	5,201,799	20.8%
Chris A. Adams	382,213	1.7%
Brian J. Rayhill	409,337	1.8%
William B. Roberts	870,978	3.9%
Gregory S. Washer	667,570	3.0%
Daniel S. Wood	451,165	2.0%
Jeffrey P. Fritz	930,000	4.1%
Michael T. Lavin	868,681	3.8%
Teri L. Robinson	696,800	3.1%
Laurie A. Straten	510,565	2.3%
All directors and executive officers combined (15 persons)	14,096,917(2)	45.9%
Second Curve Capital, 350 Fifth Ave, Suite 4730, New York, New York 10118	2,027,524(3)	10.6%
Citigroup Inc., 388 Greenwich Street, New York, New York 10013	1,999,995(4)	9.0%
UBS Group AG, Bahnhofstrasse 45, PO Box CH-8098	1,989,848(5)	9.0%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas, 78746	1,799,096(6)	8.1%
Continental Advisors LLC, 227 W Monroe Street, Suite 5050 Chicago, IL 60606	1,485,376(7)	6.7%

(1)	Includes certain shares that may be acquired within 60 days after April 29, 2019 from the Company upon exercise of options, as follows: Mr. Bradley, 2,919,999 shares; Mr. Adams, 270,000 shares; Mr. Rayhill, 387,000 shares; Mr. Roberts, 120,000 shares; Mr. Washer, 270,000 shares; Mr. Wood, 285,000 shares; Mr. Fritz, 710,000 shares; Mr. Lavin, 575,000 shares; Ms. Robinson, 530,000 shares; and Ms. Straten, 429,750 shares. Of Mr. Bradley’s shares, 1,419,906 are pledged to secure loan(s) to him. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund. Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.
(2)	Includes 8,565,399 shares that are not outstanding as of the date of this report, but which may be acquired within 60 days after April 29, 2019 upon exercise of options.
(3)	Based on a report on Schedule 13G/A filed by the named person and Thomas K. Brown on February 8, 2019.
(4)	Based on a report on Schedule 13G/A filed by the named person and certain subsidiaries on February 8, 2019.
(5)	Based on a report on Schedule 13G filed by the named person on February 15, 2019.
(6)	Based on a report on Schedule 13G/A filed by the named person and certain subsidiaries on February 8, 2019.
(7)	Based on a report on Schedule 13G/A filed by the named person and David P. Purcell on February 13, 2019.

Equity Compensation Plan Information

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2018.

Plan Category	Outstanding Options	Weighted average exercise price of Outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by shareholders	14,420,649	$4.57	2,872,581
Plans not approved by shareholders	None	N/A	N/A
Total	14,420,649	$4.57	2,872,581

CEO Pay Ratio

The Dodd-Frank Reform and Consumer Protection Act includes a mandate that public companies disclose the ratio of the compensation of their CEO to their median employee. Our CEO-median employee pay ratio calculation for 2018 is 86:1. We determined the pay ratio by dividing the total 2018 compensation of the CEO as disclosed in the Summary Compensation Table by the total 2018 compensation of the median employee, using the same components of compensation as used in the Summary Compensation Table for the CEO.

There have been no changes to our employee population or compensation arrangements that we believe would result in a significant change in the pay ratio. Accordingly, we have computed the ratio by reference to the same employee whom we identified as our median employee for the year 2017, who was determined using the compensation of employees who were actively employed on December 31, 2017. The total compensation of our median employee in 2018, using the same methodology we use for Mr. Bradley’s Summary Compensation Table compensation, was $46,710. The total compensation of the CEO Charles Bradley in 2018 was $4,022,600.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Citigroup. On July 10, 2008, CPS and its wholly owned subsidiary Folio Funding II, LLC, as borrower, agreed with Citigroup Financial Products Inc. (“CGFP”), an affiliate of Citigroup Inc. (“Citigroup”), to amend and restate the agreements governing a pre-existing revolving residual credit facility. CGFP was the note purchaser in and administrative agent of that credit facility. The amendments included the issuance to an affiliate of CGFP of a ten-year warrant to purchase (for nominal consideration) 2,500,000 shares of Company common stock, which warrant was subsequently transferred to CGFP. Upon issuance of such warrant, CGFP became a person with beneficial ownership of greater than 5% of the Company’s common stock. On March 10, 2010, the Company repurchased a portion of the warrant, representing 500,000 of the 2,500,000 shares available for purchase upon exercise of such warrant. On July 10, 2018, CGFP exercised the remaining warrant, receiving 1,999,995 shares after surrender of shares equal in value to the nominal exercise price.

In September 2011, and approximately quarterly thereafter, CGMI acted as a placement agent of asset-backed notes issued by securitization trusts sponsored by CPS. The issuances of investment-grade and below investment-grade notes, and the placement compensation to CGMI, from January 1, 2016 to the present, are set forth in the table below. In each case, one or more other placement agents also received compensation for placing such notes, as well as CGMI.

	Investment-grade notes issued	Below investment-grade notes issued	Fees paid to CGMI
January 2016	272,000,000	20,910,000	914,379
April 2016	307,870,000	24,820,000	550,286
July 2016	287,620,000	30,880,000	925,776
October 2016	186,270,000	20,055,000	81,641
January 2017	186,270,000	20,050,000	869,283
April 2017	202,515,000	22,655,000	386,098
July 2017	199,525,000	25,300,000	663,608
October 2017	175,600,000	20,700,000	336,210
January 2018	169,964,000	20,036,000	557,922
April 2018	179,478,000	22,345,000	347,397
July 2018	207,967,000	22,308,000	667,150
October 2018	207,515,000	26,215,000	400,709
January 2019	228,695,000	25,705,000	739,269
April 2019	196,650,000	32,625,000	384,106

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

Following earlier extensions in 2013, 2014 and 2016, the Company and the lenders agreed on September 21, 2018 to extend the revolving term of the Citi Warehouse Agreement to September 21, 2020. At the conclusion of the revolving period, at the election of either the borrower or the lender, the loans are to amortize for an additional one year, and then become due in full. Loans under the Citi Warehouse Agreement bear interest during the revolving period at a floating rate equal to one-month LIBOR plus 3.00%, but in all events no less than 3.75% per year, and during the amortization period (if any) at a floating rate equal to one-month LIBOR plus 4.00%, but in all events no less than 4.75% per year.  The loans are subject to acceleration upon the occurrence of certain defined events of default. In connection with the 2018 renewal of the Citi Warehouse Agreement, we paid a closing fee of $730,000.

The maximum principal amount of indebtedness under the Citi Warehouse Agreement during 2018 was $99.9 million.  During 2018, the Company paid $357.9 million of principal and $1.9 million of interest on such debt. As of April 26, 2019, the principal amount owed was $22.3 million. The Company intends to incur additional indebtedness under the Citi Warehouse Agreement from time to time as it purchases motor vehicle receivables from dealers

CPS Leasing. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the chief executive officer and chairman of the board of directors of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. The Company financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit. The aggregate amounts of the advances made by the Company and outstanding to CPSL as of December 31, 2017, 2018 and 2019, were approximately $227,000, $186,000 and$153,000, respectively.

Subordinated Notes. Director William Roberts on December 3, 2007 purchased $4,000,000 of unsecured subordinated three-year notes directly from the Company. The interest rate was determined by negotiation, and Mr. Roberts and the Company have agreed to a series of successive extensions of such indebtedness, with interest paid at 10% per annum throughout the years 2016 through 2018. The Company in the years 2016, 2017 and 2018 paid interest of $400,000 per year on such notes, in accordance with those terms. The Company repaid the notes in full on February 1, 2019.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2018 and 2017. Crowe has served as the Company’s independent registered public accounting firm since February 2009, and reported on the Company’s financial statements for the years ended December 31, 2008 through 2018.

Audit and Non-Audit Fees	2017	2018
Audit Fees (1)	$770,000	$850,000
Audit-Related Fees (2)	190,850	184,700
Tax Fees (3)	291,175	345,550
All Other Fees	–	–--
TOTAL	$1,252,025	$1,380,250

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

(3) The 2018 and 2017 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization.  The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2018 and December 31, 2017, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

In the course of its meetings, the Audit Committee has considered whether the provision of the non-audit fees outlined above is compatible with maintaining the independence of the respective audit firms, and has concluded that such independence is not and was not impaired.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(3) Exhibits:

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2018 Form 10-K were filed or incorporated by reference as part of the 2018 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

EXHIBIT INDEX

31.1	Rule 13a-14(a) certification by Chief Executive Officer
31.2	Rule 13a-14(a) certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
April 30, 2019	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

