Form 10-Q
period 2019-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2019-05-08
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
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

As of May 2, 2019 the registrant had 22,149,142 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	36
	Signatures	37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$8,914	$12,787
Restricted cash and equivalents	135,508	117,323

Finance receivables	1,344,360	1,522,085
Less: Allowance for finance credit losses	(48,196)	(67,376)
Finance receivables, net	1,296,164	1,454,709

Finance receivables measured at fair value	997,552	821,066
Furniture and equipment, net	1,760	1,837
Deferred tax assets, net	18,281	19,188
Accrued interest receivable	21,045	31,969
Other assets	52,021	26,801
	$2,531,245	$2,485,680

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$54,804	$31,692
Warehouse lines of credit	117,104	136,847
Residual interest financing	39,199	39,106
Securitization trust debt	2,109,024	2,063,627
Subordinated renewable notes	12,986	17,290
	2,333,117	2,288,562
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,134,142 and 22,421,688 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	69,544	70,273
Retained earnings	136,138	134,399
Accumulated other comprehensive loss	(7,554)	(7,554)
	198,128	197,118
	$2,531,245	$2,485,680

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Interest income	$85,845	$100,906
Other income	2,385	2,657
	88,230	103,563

Expenses:
Employee costs	19,073	20,641
General and administrative	8,174	7,495
Interest	27,290	24,062
Provision for credit losses	23,956	40,507
Marketing	4,836	4,211
Occupancy	1,974	1,850
Depreciation and amortization	251	240
	85,554	99,006
Income before income tax expense	2,676	4,557
Income tax expense	937	1,412
Net income	$1,739	$3,145

Earnings per share:
Basic	$0.08	$0.15
Diluted	0.07	0.12

Number of shares used in computing earnings per share:
Basic	22,242	21,576
Diluted	24,259	25,664

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income	$1,739	$3,145

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$1,739	$3,145

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,739	$3,145
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	492	728
Net interest income accretion on fair value receivables	18,767	121
Depreciation and amortization	251	240
Amortization of deferred financing costs	2,045	2,136
Provision for credit losses	23,956	40,507
Stock-based compensation expense	638	1,186
Changes in assets and liabilities:
Accrued interest receivable	10,924	7,676
Deferred tax assets, net	907	144
Other assets	(2,458)	2,461
Accounts payable and accrued expenses	1,243	4,854
Net cash provided by operating activities	58,504	63,198

Cash flows from investing activities:
Purchases of finance receivables held for investment	–	–
Payments received on finance receivables held for investment	134,097	163,531
Purchases of finance receivables measured at fair value	(244,753)	(212,610)
Payments received on finance receivables at fair value	49,500	2,642
Change in repossessions held in inventory	(893)	(1,764)
Purchase of furniture and equipment	(174)	(137)
Net cash used in investing activities	(62,223)	(48,338)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	254,400	190,000
Proceeds from issuance of subordinated renewable notes	397	607
Payments on subordinated renewable notes	(4,701)	(825)
Net advances of warehouse lines of credit	(19,092)	8,880
Repayment of securitization trust debt	(208,798)	(193,560)
Payment of financing costs	(2,808)	(1,343)
Purchase of common stock	(1,440)	(1,419)
Exercise of options and warrants	73	475
Net cash provided by (used in) financing activities	18,031	2,815
Increase (decrease) in cash and cash equivalents	14,312	17,675
Cash and restricted cash at beginning of period	130,110	124,696
Cash and restricted cash at end of period	$144,422	$142,371

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,921	$21,729
Income taxes	$–	$16
Non-cash financing activities:
Right-of-use asset, net	$(21,869)	$–
Lease liability	$23,327	$–
Deferred office rent	$(1,458)	$–

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Common Stock (Shares Outstanding)
Balance, beginning of period	22,422	21,489
Common stock issued upon exercise of options and warrants	78	308
Repurchase of common stock	(366)	(355)
Balance, end of period	22,134	21,442

Common Stock
Balance, beginning of period	$70,273	$71,582
Common stock issued upon exercise of options and warrants	73	475
Repurchase of common stock	(1,440)	(1,419)
Stock-based compensation	638	1,186
Balance, end of period	$69,544	$71,824

Retained Earnings
Balance, beginning of period	$134,399	$119,537
Net income	1,739	3,145
Balance, end of period	$136,138	$122,682

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(7,554)	$(7,182)
Pension benefit obligation	–	–
Balance, end of period	$(7,554)	$(7,182)

Total Shareholders' Equity	$198,128	$187,324

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three month period ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Direct mail revenues	$1,336	$1,797
Convenience fee revenue	700	450
Recoveries on previously charged-off contracts	57	118
Sales tax refunds	227	234
Other	65	58
Other income for the period	$2,385	$2,657

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

Leases

Effective January 1, 2019, the Company adopted guidance Accounting Standards Update (“ASU 2016-02”) Topic 842, “Leases” using the modified retrospective transition method. Prior comparable periods are presented accordance with previous guidance under Accounting Standards Codification (“ASC”) Topic 840, “Leases.” The Company also elected the package of practical expedients, which allows the Company to not reassess if expired or existing contracts contain leases, to not reassess lease classifications for any expired or existing leases and to not reassess existing leases initial direct costs.

We determine if a contract contains a lease at contract inception. Right-of-use assets and liabilities are recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the Company’s incremental borrowing rate. Right-of-use assets are included in other assets and lease liabilities are included in accounts payable and accrued expenses in our Unaudited Condensed Consolidated Balance Sheet at March 31, 2019.

The Company has operating leases for corporate offices, equipment, software and hardware. The Company has entered into operating leases for the majority of its real estate locations, primarily office space. These leases are generally for periods of three to seven years with various renewal options. The depreciable life of leased assets is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

Three Months Ended,
March 31, 2019
(In thousands)
Operating Leases
Operating lease right-of-use assets	$23,555
Less: Accumulated amortization right-of-use assets	(1,686)
Operating lease right-of-use assets, net	$21,869
Operating lease liabilities	$23,327

Finance Leases
Property and equipment, at cost	$–
Less: Accumulated depreciation	–
Property and equipment, net	$–
Finance lease liabilities	$–

Weighted Average Discount Rate
Operating lease	5.0%

Maturities of lease liabilities were as follows:
(In thousands)
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	5,699
2020	7,500
2021	7,391
2022	6,125
2023	1,389
Thereafter	689
Total undiscounted lease payments	28,793
Less amounts representing interest	(5,466)
Lease Liability	23,327

The following table presents the leases expense included in Occupancy, General and administrative on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Operating lease cost	$1,889	$1,710
Finance lease cost	–	–
Total lease cost	$1,889	$1,710

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental cash flow information related to leases:

Three Months Ended
March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,886
Operating cash flows from finance leases	–
Financing cash flows from finance leases	–

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2019 and 2018, we recorded stock-based compensation costs in the amount of $638,000 and $1.2 million, respectively. As of March 31, 2019, unrecognized stock-based compensation costs to be recognized over future periods equaled $3.0 million. This amount will be recognized as expense over a weighted-average period of 1.8 years.

The following represents stock option activity for the three months ended March 31, 2019:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	14,421	$4.57	N/A
Granted	–	–	N/A
Exercised	(78)	1.23	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	14,343	$4.58	3.67 years

Options exercisable at the end of period	10,594	$4.78	3.19 years

At March 31, 2019, the aggregate intrinsic value of options outstanding and exercisable was $6.2 million and $6.2 million, respectively. There were 78,000 options exercised for the three months ended March 31, 2019 compared to 307,850 for the comparable period in 2018. The total intrinsic value of options exercised was $227,000 and $849,000 for the three-month periods ended March 31, 2019 and 2018. There were 2,873,000 shares available for future stock option grants under existing plans as of March 31, 2019.

Purchases of Company Stock

The table below describes the purchase of our common stock for the three-month ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	335,546	$3.95	231,181	$3.86
Shares redeemed upon net exercise of stock options	5,500	4.20	33,599	4.37
Other purchases	24,500	4.20	90,000	4.13
Total stock purchases	365,546	$3.97	354,780	$3.97

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2019, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We record at each measurement date, most recently as of March 31, 2019, our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. We have adopted ASU 2016-02 effective January 1, 2019 utilizing the modified retrospective transition method. The lease liability and right-of-use asset, net balance as of March 31, 2019, respectively, was $23.3 million and $21.9 million. This entry to the Unaudited Condensed Consolidated Balance Sheets had no material impact to its Condensed Consolidated Statements of Operations.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2019	2018
Finance receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,341,131	$1,518,395
Unearned acquisition fees and originations costs	3,229	3,690
Finance receivables	$1,344,360	$1,522,085

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In thousands)
Delinquency Status
Current	$1,136,824	$1,262,730
31 - 60 days	121,505	157,688
61 - 90 days	56,654	66,134
91 + days	26,148	31,843
	$1,341,131	$1,518,395

Finance receivables totaling $26.1 million and $31.8 million at March 31, 2019 and December 31, 2018, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$67,376	$109,187
Provision for credit losses on finance receivables	23,956	40,507
Charge-offs	(52,510)	(56,102)
Recoveries	9,374	7,252
Balance at end of period	$48,196	$100,844

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

	March 31,	December 31,
	2019	2018
	(In thousands)
Gross balance of repossessions in inventory	$36,188	$33,462
Allowance for losses on repossessed inventory	(26,397)	(24,564)
Net repossessed inventory included in other assets	$9,791	$8,898

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2019 (2)	Principal	2019	2018	2019
	(Dollars in thousands)
CPS 2014-A	June 2021	14,133	180,000	12,508	15,328	5.61%
CPS 2014-B	September 2021	21,787	202,500	20,232	24,051	4.65%
CPS 2014-C	December 2021	36,289	273,000	35,052	40,896	4.64%
CPS 2014-D	March 2022	41,339	267,500	40,388	46,489	5.04%
CPS 2015-A	June 2022	47,303	245,000	45,458	52,448	4.75%
CPS 2015-B	September 2022	57,357	250,000	57,155	64,591	4.63%
CPS 2015-C	December 2022	81,433	300,000	81,046	90,639	5.07%
CPS 2016-A	March 2023	107,558	329,460	107,099	119,444	5.34%
CPS 2016-B	June 2023	124,008	332,690	121,767	135,688	5.65%
CPS 2016-C	September 2023	124,638	318,500	122,374	136,114	5.42%
CPS 2016-D	April 2024	96,524	206,325	95,229	104,645	4.01%
CPS 2017-A	April 2024	104,432	206,320	102,812	113,527	4.20%
CPS 2017-B	December 2023	127,462	225,170	115,265	127,726	3.57%
CPS 2017-C	September 2024	128,546	224,825	118,607	131,845	3.52%
CPS 2017-D	June 2024	129,052	196,300	120,481	132,919	3.24%
CPS 2018-A	March 2025	138,374	190,000	130,064	142,643	3.22%
CPS 2018-B	December 2024	161,062	201,823	154,845	167,809	3.65%
CPS 2018-C	September 2025	195,981	230,275	187,282	204,418	3.72%
CPS 2018-D	June 2025	222,304	233,730	207,198	224,189	3.79%
CPS 2019-A	March 2026	256,900	254,400	246,148	–	3.76%
		$2,216,482	$4,867,818	$2,121,010	$2,075,409

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $622.1 million in 2019, $649.4 million in 2020, $431.5 million in 2021, $236.3 million in 2022, $150.3 million in 2023, $19.4 million in 2024.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $12.0 million and $11.8 million as of March 31, 2019 and December 31, 2018, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of March 31, 2019, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2019, restricted cash under the various agreements totaled approximately $135.5 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

On April 17, 2019 we completed our second securitization transaction of 2019. In the transaction, qualified institutional buyers purchased $228.3 million of asset-backed notes secured by $230 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2019-B, consist of six classes. Ratings of the notes were provided by Standard & Poor’s and Kroll Bond Rating Agency, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 3.95%.

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2019 and December 31, 2018 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2019	2018
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	February 2021	$46,890	$38,198

	3.00% over one month Libor (Minimum 3.75%)	September 2020	72,101	99,885

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	–	–

Residual interest financing	8.60%	January 2026	40,000	40,000

Subordinated renewable notes	Weighted average rate of 8.28% and 8.53% at March 31, 2019 and December 31, 2018 , respectively	Weighted average maturity of July 2021 and January 2021 at March 31, 2019 and December 31, 2018, respectively	12,986	17,290

			$171,977	$195,373

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 22, 2019 we renewed our $100 million warehouse credit line that was first established in May 2012. There was $46.9 million outstanding under this facility at March 31, 2019. The revolving period for this facility was extended to February 2021 followed by an amortization period through February 2023 for any receivables pledged at the end of the revolving period.

Unamortized debt issuance costs of $801,000 and $894,000 as of March 31, 2019 and December 31, 2018, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.9 million and $1.2 million as of March 31, 2019 and December 31, 2018, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Interest on finance receivables	$62,290	$97,188
Interest on finance receivables at fair value	22,815	3,508
Other interest income	740	210
Interest income	$85,845	$100,906

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Securitization trust debt	$23,988	$21,829
Warehouse lines of credit	2,020	1,887
Residual interest financing	956	–
Subordinated renewable notes	326	346
Interest expense	$27,290	$24,062

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2019 and 2018 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,242	21,576
Incremental common shares attributable to exercise of outstanding options and warrants	2,017	4,088
Weighted average number of common shares used to compute diluted earnings per share	24,259	25,664

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-months ended March 31, 2019 and 2018 would have included an additional 10.5 million and 9.3 million shares, respectively, attributable to the exercise of outstanding options and warrants.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

As of March 31, 2019 and December 31, 2018, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $18.3 million as of March 31, 2019 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $18.3 million consists of approximately $13.2 million of net U.S. federal deferred tax assets and $5.1 million of net state deferred tax assets.

Income tax expense was $937,000 and $1.4 million for the three months ended March 31, 2019 and 2018, which represents an effective income tax rate of 35% and 31%, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of March 31, 2019, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of March 31, 2019 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of March 31, 2019 does not exceed $3 million.

Accordingly, we believe that the ultimate resolution of such legal proceedings and contingencies should not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the uncertainties inherent in contested proceedings there can be no assurance that the ultimate resolution of these matters will not be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period.

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–
Interest cost	202	194
Expected return on assets	(253)	(291)
Amortization of transition (asset)/obligation	–	–
Amortization of net (gain) / loss	94	111
Net periodic cost (benefit)	$43	$14

We did not make any contributions to the Plan during the three-month periods ended March 31, 2019 and 2018. We do not anticipate making any contributions for the remainder of 2019.

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

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$821,066	$–
Finance receivables at fair value acquired during period	244,753	212,610
Payments received on finance receivables at fair value	(49,500)	(2,642)
Net interest income accretion on fair value receivables	(18,767)	(121)
Mark to fair value	–	–
Balance at end of period	$997,552	$209,847

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	March 31, 2019		December 31, 2018
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$1,016,328	$997,552	$829,039	$821,066

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	March 31,	December 31,		March 31,	December 31,
	2019	2018	Unobservable Inputs	2019	2018
	(In thousands)
Assets:
Finance receivables measured at fair value	$997,552	$821,066	Discount rate	8.9% - 10.75%	8.9% - 9.9%
			Cumulative net losses	15% - 16%	15% - 16%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In thousands)
Delinquency Status
Current	$971,950	$790,727
31 - 60 days	28,708	26,285
61 - 90 days	10,126	8,350
91 + days	5,544	3,677
	$1,016,328	$829,039

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2019 the finance receivables related to the repossessed vehicles in inventory totaled $36.2 million. We have applied a valuation adjustment, or loss allowance, of $26.4 million, which is based on a recovery rate of approximately 27%, resulting in an estimated fair value and carrying amount of $9.8 million. The fair value and carrying amount of the repossessed inventory at December 31, 2018 was $8.9 million after applying a valuation adjustment of $24.6 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended March 31, 2019 and 2018.

The estimated fair values of financial assets and liabilities at March 31, 2019 and December 31, 2018, were as follows:

	As of March 31, 2019
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,914	$8,914	$–	$–	$8,914
Restricted cash and equivalents	135,508	135,508	–	–	135,508
Finance receivables, net	1,296,164	–	–	1,264,423	1,264,423
Accrued interest receivable	21,045	–	–	21,045	21,045
Liabilities:
Warehouse lines of credit	$117,104	$–	$–	$117,104	$117,104
Accrued interest payable	5,144	–	–	5,144	5,144
Residual interest financing	39,199	–	–	39,199	39,199
Securitization trust debt	2,109,024	–	–	2,110,165	2,110,165
Subordinated renewable notes	12,986	–	–	12,986	12,986

	As of December 31, 2018
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,787	$12,787	$–	$–	$12,787
Restricted cash and equivalents	117,323	117,323	–	–	117,323
Finance receivables, net	1,454,709	–	–	1,434,631	1,434,631
Accrued interest receivable	31,969	–	–	31,969	31,969
Liabilities:
Warehouse lines of credit	$136,847	$–	$–	$136,847	$136,847
Accrued interest payable	4,819	–	–	4,819	4,819
Residual interest financing	39,106	–	–	39,106	39,106
Securitization trust debt	2,063,627	–	–	2,051,920	2,051,920
Subordinated renewable notes	17,290	–	–	17,290	17,290

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2019, we have originated a total of approximately $15.5 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of automobile contracts that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile contracts originated and owned by non-affiliated entities. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2013	$764,087	$1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
Three months ended March 31, 2019	243,033	2,393,165

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

Since 1994 we have conducted 81 term securitizations of automobile contracts that we originated. As of March 31, 2019, 20 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2013	4	$778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
Three months ended March 31, 2019	1	265,000

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2019, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2019 with the three months ended March 31, 2018

Revenues.  During the three months ended March 31, 2019, our revenues were $88.2 million, a decrease of $15.3 million, or 14.8%, from the prior year revenue of $103.6 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended March 31, 2019 decreased $15.1 million, or 14.9%, to $85.8 million from $100.9 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of our loan portfolio for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,401,047	$63,030	18.0%	$2,160,975	$97,398	18.0%
Finance receivables measured at fair value	955,566	22,815	9.6%	133,543	3,508	10.5%
Total	$2,356,613	$85,845	14.6%	$2,294,518	$100,906	17.6%

In the three months ended March 31, 2019, other income of $2.4 million decreased by $272,000, or 10.2% compared to the prior year. The three-month period ended March 31, 2019 includes a decrease of $461,000 in revenues associated with direct mail and other related products and services that we offer to our dealers and a decrease of $61,000 on payments to us for our interest in certain sold charge offs and acquired third-party portfolios. These were partially offset by an increase of $250,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments

Expenses.  Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, marketing and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the interest rate applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $85.6 million for the three months ended March 31, 2019, compared to $99.0 million for the prior period, a decrease of $13.4 million, or 13.6%. The decrease is primarily due to a decrease in provision for credit losses and employee costs, offsetting increases in interest expense and general and administrative expenses.

Employee costs decreased by $1.6 million or 7.6%, to $19.1 million during the three months ended March 31, 2019, representing 22.3% of total operating expenses, from $20.6 million for the prior year, or 20.9% of total operating expenses. The decrease in employee costs were partially a result of a decrease of $547,000 in stock compensation expense. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$243.0	$210.6
Contracts purchased (units)	13,942	13,067
Managed portfolio outstanding (dollars)	$2,393.2	$2,332.3
Managed portfolio outstanding (units)	176,916	174,627

Number of Originations staff	209	201
Number of Marketing staff	129	129
Number of Servicing staff	625	608
Number of other staff	77	70
Total number of employees	1,040	1,008

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $8.2 million, an increase of $679,000 or 9.1% compared to the previous year and represented 9.6% of total operating expenses.

Interest expense for the three months ended March 31, 2019 increased by $3.2 million to $27.3 million, or 13.4% and represented 31.9% of total operating expenses, compared to $24.1 million in the previous year, when it was 24.3% of total operating expenses.

Interest on securitization trust debt increased by $2.2 million, or 9.9%, for the three months ended March 31, 2019 compared to the prior period. The average balance of securitization trust debt increased 1.6% to $2,193.5 million for the three months ended March 31, 2019 compared to $2,158.2 million for the three months ended March 31, 2018. In addition, the blended interest rates on new term securitizations have generally increased since June 2014. As a result, the cost of securitization debt during the three-month period ended March 31, 2019 was 4.4%, compared to 4.0% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs in 2019. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%

Interest expense on subordinated renewable notes decreased by $20,000, or 5.8%. The average balance of the outstanding subordinated debt decreased 12.9% to $14.4 million for the three months ended March 31, 2019 compared to $16.5 million for the three months ended March 31, 2018. However, the average yield of subordinated notes increased to 9.1% in the three-month period ended March 31, 2019 compared to 8.4% in the prior period.

Interest expense on warehouse debt increased by $133,000, or 7.1%, for the three months ended March 31, 2019 compared to the prior period. The average rate on the debt decreased to 10.3% in the three-month period ended March 31, 2019 compared to 12.3% in the prior period. However, the decrease was offset by higher outstanding warehouse debt balance in the current period.

Interest expense on residual interest financing was $956,000 for the three months ended March 31, 2019. There was no residual interest financing debt outstanding in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,401,047	$63,030	18.0%	$2,160,975	$97,398	18.0%
Finance receivables at fair value	955,566	22,815	9.6%	133,543	3,508	10.5%
	2,356,613	85,845	14.6%	2,294,518	100,906	17.6%

Interest Bearing Liabilities
Warehouse lines of credit (3)	$79,819	2,020	10.3%	$62,258	1,887	12.3%
Residual interest financing	40,000	956	9.6%	–	–	–
Securitization trust debt	2,193,486	23,988	4.4%	2,158,224	21,829	4.0%
Subordinated renewable notes	14,384	326	9.1%	16,510	346	8.4%
	$2,327,689	27,290	4.7%	$2,236,992	24,062	4.3%

Net interest income/spread		$58,555			$73,336
Net interest yield (3)			9.9%			13.3%
Ratio of average interest earning assets to average interest bearing liabilities			101%			103%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2019
	Compared to March 31, 2018
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(34,368)	$(34,368)	$–
Finance receivables at fair value	19,307	21,457	(2,150)
	(15,061)	(12,911)	(2,150)
Interest Bearing Liabilities
Warehouse lines of credit	133	572	(439)
Residual interest financing	956	956	–
Securitization trust debt	2,159	(34)	2,193
Subordinated renewable notes	(20)	(45)	25
	3,228	1,449	1,779

Net interest income/spread	$(18,289)	$(14,360)	$(3,929)

The reduction in the annualized yield on our finance receivables for the three months ended March 31, 2019 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $955.6 million for the three months ended March 31, 2019 compared to $133.5 million in the prior year period.

Provision for credit losses was $24.0 million for the three months ended March 31, 2019, a decrease of $16.6 million, or 40.9% compared to the prior year and represented 28.0% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income under the interest method on a level yield basis based on forecasted future cash flows net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $625,000, or 14.8%, to $4.8 million during the three months ended March 31, 2019, compared to $4.2 million in the prior year period, and represented 5.7% of total operating expenses. Although our marketing staff was unchanged as of March 31, 2019 compared March 31, 2018, we have gradually shifted to more field marketing representatives as compared to in-house marketing representatives. Field marketing representatives are somewhat more costly than in-house marketing representatives, but we feel will ultimately be more effective. The increase in marketing expenses can also be attributed to the increase in the volume of contact purchases. We purchased 13,942 contracts representing $243.0 million in receivables during the three-month period ending March 31, 2019 compared to 13,067 contracts representing $210.6 million in receivables in the prior period.

Occupancy expenses increased by $124,000 or 6.7%, to $2.0 million compared to $1.9 million in the previous year and represented 2.3% of total operating expenses.

Depreciation and amortization expenses increased by $11,000 or 4.6%, to $251,000 compared to $240,000 in the previous year and represented 0.3% of total operating expenses.

For the three months ended March 31, 2019 we recorded income tax expense of $937,000, representing a 35.0% effective income tax rate. In the prior year period, we recorded $1.4 million in income tax expense, representing a 31.0% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	March 31, 2019		March 31, 2018		December 31, 2018
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	176,916	$2,393,165	174,626	$2,332,313	176,042	$2,380,847
Period of delinquency (2)	.
31-60 days	10,718	$150,214	7,684	$104,314	13,182	$183,974
61-90 days	4,938	66,779	3,329	43,330	5,577	74,485
91+ days	2,581	31,692	1,618	18,941	2,858	35,520
Total delinquencies (2)	18,237	248,685	12,631	166,585	21,617	293,979
Amount in repossession (3)	3,242	41,410	2,882	37,227	2,840	36,480
Total delinquencies and amount in repossession (2)	21,479	$290,095	15,513	$203,812	24,457	$330,459

Delinquincies as a percentage of gross servicing portfolio	10.3%	10.4%	7.2%	7.1%	12.3%	12.3%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	12.1%	12.1%	8.9%	8.7%	13.9%	13.9%

Extension Experience
Contracts with one extension, accruing	25,928	$346,724	29,683	$397,622	27,192	$364,575
Contracts with two or more extensions, accruing	60,391	793,634	58,254	794,789	61,977	828,573
	86,319	1,140,358	87,937	1,192,411	89,169	1,193,148

Contracts with one extension, non-accrual (4)	842	10,093	833	9,958	798	9,518
Contracts with two or more extensions, non-accrual (4)	4,013	51,932	2,558	33,133	3,946	51,912
	4,855	62,025	3,391	43,091	4,744	61,430

Total contracts with extensions	91,174	$1,202,383	91,328	$1,235,502	93,913	$1,254,578

____________________________________

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract, including, for pre-computed automobile contracts, any unearned interest. The information in the table represents the gross principal amount of all automobile contracts we have purchased, including automobile contracts subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.
(4)	Amount in repossession and accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio

	March 31,	March 31,	December 31,
	2019	2018	2018
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,392,212	$2,331,582	$2,341,954
Annualized net charge-offs as a percentage of average servicing portfolio (2)	8.0%	8.2%	7.7%

_________________________

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2019 and March 31, 2018 percentages represent three months ended March 31, 2019 and March 31, 2018 annualized. December 31, 2018 represents 12 months ended December 31, 2018.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2019, for accounts that received extensions from 2008 through 2017 (2018 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2019	% Active or Paid Off at March 31, 2019	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19

2009	32,226	10,275	31.9%	16,168	50.2%	5,783	17.9%	17

2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19

2011	18,786	10,975	58.4%	6,879	36.6%	932	5.0%	19

2012	18,783	11,340	60.4%	6,647	35.4%	796	4.2%	18

2013	23,398	11,449	48.9%	10,973	46.9%	976	4.2%	22

2014	25,773	11,488	44.6%	13,459	52.2%	826	3.2%	22

2015	53,319	27,134	50.9%	25,103	47.1%	1,082	2.0%	21

2016	80,897	50,077	61.9%	28,887	35.7%	1,933	2.4%	17

2017	133,881	94,669	70.7%	32,252	24.1%	6,926	5.2%	12

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 60.4% were either paid in full or active and performing at March 31, 2019. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,		Year Ended December 31,
	2019	2018	2018

Average number of extensions granted per month	5,983	10,630	10,128

Average number of outstanding accounts	176,616	174,247	174,738

Average monthly extensions as % of average outstandings	3.4%	6.1%	5.8%

______________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2019		March 31, 2018		December 31, 2018
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	26,770	$356,817	30,516	$407,580	27,991	$374,116
Contracts with two extensions	19,930	262,752	22,794	310,711	20,789	277,497
Contracts with three extensions	16,476	219,077	17,058	235,319	17,210	231,905
Contracts with four extensions	13,536	180,695	11,282	155,514	13,583	185,114
Contracts with five extensions	9,218	119,463	6,332	84,695	9,189	121,836
Contracts with six extensions	5,244	63,579	3,346	41,682	5,152	64,134
	91,174	$1,202,383	91,328	$1,235,501	93,914	$1,254,602

Managed portfolio (excluding originated and owned by 3rd parties)	176,916	$2,393,165	174,626	$2,332,313	176,042	$2,380,847

______________________

Note: Table excludes portfolios originated and owned by third parties

In recent years, we have experienced an increase in the number of extensions that we grant to our customers. We attribute this to a number of factors. First, in June 2014 we entered into a consent decree with the FTC that required us to make certain procedural changes in our servicing practices, which we believe have contributed to somewhat higher delinquencies and extensions compared to prior periods. Secondly, in recent years we have found it more difficult to communicate with our customers via outbound voice telephone calls, which have historically been our primary means of communicating with our customers. Consequently, we have recently developed text messaging platforms to supplement our outbound voice calling efforts. In addition, in 2016 we added features to the customer portal of our website to facilitate the process whereby the customer may request an extension. Since January of 2019, we have attempted to reduce extensions by working with our servicing staff to be more selective in granting extensions including, where appropriate, to exhaust all possibilities of payment by the customer before granting an extension.

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

Net cash provided by operating activities for the three-month period ended March 31, 2019 was $58.5 million, a decrease of $4.7 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2018 of $63.2 million. Cash provided by operating activities is significantly affected by our net income before provisions for credit losses. For the three months ended March 31, 2019, our net income excluding provisions for credit losses was $25.7 million, or $18.0 million less than our net income excluding provisions for credit losses for the three months ended March 31, 2018.

Net cash used in investing activities for the three-month period ended March 31, 2019 was $62.2 million compared to net cash used in investing activities of $48.3 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $243.0 million and $210.6 million during the first three months of 2019 and 2018, respectively.

Net cash provided by financing activities for the three months ended March 31, 2019 was $18.0 million compared to $2.8 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2019, we issued $254.4 million in new securitization trust debt compared to $190.0 million in the same period of 2018. We repaid $208.8 million in securitization trust debt in the three months ended March 31, 2019 compared to repayments of securitization trust debt of $193.6 million in the prior year period. In the three months ended March 31, 2019, we had net advances on warehouse lines of credit of $19.1 million, compared to net repayments of $8.9 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2019, we had unrestricted cash of $8.9 million and $182.9 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2019, we had approximately $15.3 million of such eligible collateral. During the three-month period ended March 31, 2019, we completed one securitization aggregating $254.4 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2019, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2019, we had approximately $2,278.3 million of debt outstanding. Such debt consisted primarily of $2,109.0 million of securitization trust debt and $117.1 million of warehouse lines of credit. Our securitization trust debt has increased by $29.0 million while our warehouse lines of credit debt has decreased by $4.6 million since March 31, 2018 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $13.0 million and $16.3 million in subordinated renewable notes outstanding at March 31, 2019 and 2018, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At March 31, 2019, $40.0 million of this residual interest financing debt remains outstanding ($39.2 million net of deferred financing costs).

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 13, 2019. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2019, we had approximately $2,278.3 million of debt outstanding. Such debt consisted primarily of $2,109.0 million of securitization trust debt and $117.1 million of warehouse lines of credit. Our securitization trust debt has increased by $29.0 million while our warehouse lines of credit debt has decreased by $4.6 million since March 31, 2018 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $13.0 million and $16.3 million in subordinated renewable notes outstanding at March 31, 2019 and 2018, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At March 31, 2019, $40.0 million of this residual interest financing debt remains outstanding ($39.2 million net of deferred financing costs). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we repurchased 335,546 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 2019	136,079	$3.67	136,079	$6,971,411
February 2019	136,767	$4.11	136,767	$6,409,096
March 2019.	62,700	$4.22	62,700	$6,144,520
Total	335,546	$3.95	335,546

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2019, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: May 8, 2019
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
Principal Executive Officer)
Date: May 8, 2019
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

