Form 10-Q
period 2019-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2019-08-07
CIK 889609

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

Commission file number: 1-14116

CONSUMER PORTFOLIO SERVICES, INC.

(Exact name of registrant as specified in its charter)

California	33-0459135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada	89169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code: (949) 753-6800

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	CPSS	The Nasdaq Stock Market LLC (Global Market)

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

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of August 1, 2019 the registrant had 22,525,718 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2019

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	45
	Signatures	46

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$9,745	$12,787
Restricted cash and equivalents	125,486	117,323

Finance receivables	1,180,253	1,522,085
Less: Allowance for finance credit losses	(32,664)	(67,376)
Finance receivables, net	1,147,589	1,454,709

Finance receivables measured at fair value	1,158,365	821,066
Furniture and equipment, net	1,728	1,837
Deferred tax assets, net	17,119	19,188
Accrued interest receivable	16,394	31,969
Other assets	48,387	26,801
	$2,524,813	$2,485,680
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$53,960	$31,692
Warehouse lines of credit	139,224	136,847
Residual interest financing	39,292	39,106
Securitization trust debt	2,077,286	2,063,627
Subordinated renewable notes	14,368	17,290
	2,324,130	2,288,562
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,525,718 and 22,421,688 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	70,299	70,273
Retained earnings	137,938	134,399
Accumulated other comprehensive loss	(7,554)	(7,554)
	200,683	197,118
	$2,524,813	$2,485,680

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Interest income	$84,449	$97,012	$170,294	$197,918
Other income	1,876	2,350	4,261	5,008
	86,325	99,362	174,555	202,926

Expenses:
Employee costs	19,706	19,842	38,779	40,483
General and administrative	8,750	7,450	16,924	14,946
Interest	27,703	25,187	54,993	49,249
Provision for credit losses	20,489	35,531	44,445	76,038
Sales	4,634	4,588	9,470	8,798
Occupancy	2,011	1,860	3,985	3,709
Depreciation and amortization	262	250	513	490
	83,555	94,708	169,109	193,713
Income before income tax expense	2,770	4,654	5,446	9,213
Income tax expense	970	1,489	1,907	2,901
Net income	$1,800	$3,165	$3,539	$6,312

Earnings per share:
Basic	$0.08	$0.15	$0.16	$0.30
Diluted	0.08	0.13	0.15	0.25

Number of shares used in computing earnings per share:
Basic	22,362	21,178	22,302	21,375
Diluted	23,978	25,123	24,119	25,393

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$1,800	$3,165	$3,539	$6,312

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$1,800	$3,165	$3,539	$6,312

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,539	$6,312
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	952	1,444
Net interest income accretion on fair value receivables	39,822	4,743
Depreciation and amortization	513	490
Amortization of deferred financing costs	4,127	4,313
Provision for credit losses	44,445	76,038
Stock-based compensation expense	1,119	2,153
Changes in assets and liabilities:
Accrued interest receivable	15,575	9,236
Deferred tax assets, net	2,069	1,016
Other assets	(142)	(3,048)
Accounts payable and accrued expenses	399	(1,402)
Net cash provided by operating activities	112,418	101,295

Cash flows from investing activities:
Payments received on finance receivables held for investment	261,723	325,161
Purchases of finance receivables measured at fair value	(494,626)	(430,611)
Payments received on finance receivables at fair value	117,505	12,973
Change in repossessions held in inventory	425	45
Purchase of furniture and equipment	(404)	(637)
Net cash used in investing activities	(115,377)	(93,069)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	482,675	391,823
Proceeds from issuance of subordinated renewable notes	1,613	407
Payments on subordinated renewable notes	(4,535)	(1,142)
Net advances of warehouse lines of credit	2,677	24,766
Net advances of residual interest financing debt	–	40,000
Repayment of securitization trust debt	(468,874)	(444,818)
Payment of financing costs	(4,383)	(3,803)
Purchase of common stock	(1,440)	(3,260)
Exercise of options and warrants	347	480
Net cash provided by (used in) financing activities	8,080	4,453
Increase in cash and cash equivalents	5,121	12,679
Cash and restricted cash at beginning of period	130,110	124,696
Cash and restricted cash at end of period	$135,231	$137,375

Supplemental disclosure of cash flow information:
Cash paid received during the period for:
Interest	$50,417	$44,534
Income taxes	$(3,227)	$7,258
Non-cash financing activities:
Right-of-use asset, net	$(21,869)	$–
Lease liability	$23,327	$–
Deferred office rent	$(1,458)	$–

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common Stock (Shares Outstanding)
Balance, beginning of period	22,134	21,442	22,422	21,489
Common stock issued upon exercise of options and warrants	405	5	483	313
Repurchase of common stock	(13)	(484)	(379)	(839)
Balance, end of period	22,526	20,963	22,526	20,963

Common Stock
Balance, beginning of period	$69,544	$71,824	$70,273	$71,582
Common stock issued upon exercise of options and warrants	274	5	347	480
Repurchase of common stock	–	(1,841)	(1,440)	(3,260)
Stock-based compensation	481	967	1,119	2,153
Balance, end of period	$70,299	$70,955	$70,299	$70,955

Retained Earnings
Balance, beginning of period	$136,138	$122,684	$134,399	$119,537
Net income	1,800	3,165	3,539	6,312
Balance, end of period	$137,938	$125,849	$137,938	$125,849

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(7,554)	$(7,182)	$(7,554)	$(7,182)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(7,554)	$(7,182)	$(7,554)	$(7,182)

Total Shareholders' Equity	$200,683	$189,622	$200,683	$189,622

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six month period ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Direct mail revenues	$1,051	$1,708	$2,387	$3,504
Convenience fee revenue	570	390	1,270	840
Recoveries on previously charged-off contracts	45	36	102	154
Sales tax refunds	204	204	431	438
Other	6	12	71	72
Other income for the period	$1,876	$2,350	$4,261	$5,008

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

Leases

Effective January 1, 2019, the Company adopted guidance Accounting Standards Update (“ASU 2016-02”) Topic 842, “Leases” using the modified retrospective transition method. Prior comparable periods are presented accordance with previous guidance under Accounting Standards Codification (“ASC”) Topic 840, “Leases.” The Company also elected the package of practical expedients, ASU 2018-11. This election allowed the Company to not reassess if expired or existing contracts contain leases, to not reassess lease classifications for any expired or existing leases and to not reassess existing leases initial direct costs.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We determine if a contract contains a lease at contract inception. Right-of-use assets and liabilities are recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the Company’s incremental borrowing rate. Right-of-use assets are included in other assets and lease liabilities are included in accounts payable and accrued expenses in our Unaudited Condensed Consolidated Balance Sheet at June 30, 2019.

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

The following table presents the supplemental balance sheet information related to leases:

	Six Months Ended,
	June 30, 2019
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$23,555
Less: Accumulated amortization right-of-use assets	(3,348)
Operating lease right-of-use assets, net	$20,207

Operating lease liabilities	$(21,660)

Finance Leases
Property and equipment, at cost	$545
Less: Accumulated depreciation	(42)
Property and equipment, net	$503

Finance lease liabilities	$(485)

Weighted Average Discount Rate
Operating lease	5.0%
Finance lease	6.7%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2019 (excluding the six months ended June 30, 2019)	$3,809	$91
2020	7,500	183
2021	7,391	183
2022	6,125	60
2023	1,389	18
Thereafter	689	6
Total undiscounted lease payments	26,903	541
Less amounts representing interest	(5,243)	(56)
Lease Liability	$21,660	$485

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the leases expense included in Occupancy, General and administrative on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Operating lease cost	$1,886	$1,795	$3,775	$3,505
Finance lease cost	44	–	44	–
Total lease cost	$1,930	$1,795	$3,819	$3,505

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:	$
Operating cash flows from operating leases	$1,890	$3,776
Operating cash flows from finance leases	36	36
Financing cash flows from finance leases	8	8

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2019, we recorded stock-based compensation costs in the amount of $481,000 and $1.1 million, respectively. These stock-based compensation costs were $1.0 million and $2.2 million for the three and six months ended June 30, 2018. As of June 30, 2019, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.5 million. This amount will be recognized as expense over a weighted-average period of 2.0 years.

The following represents stock option activity for the six months ended June 30, 2019:

			Weighted
	Number	Weighted	Average
	of	Average	Remaining
	shares	Exercise	Contractual
	(in thousands)	Price	Term
Options outstanding at the beginning of period	14,421	$4.57	N/A
Granted	–	–	N/A
Exercised	(483)	0.86	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	13,938	$4.69	3.52 years

Options exercisable at the end of period	11,742	$4.87	3.22 years

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2019, the aggregate intrinsic value of options outstanding and exercisable was $7.0 million and $6.5 million, respectively. There were 482,500 options exercised for the six months ended June 30, 2019 compared to 312,500 for the comparable period in 2018. The total intrinsic value of options exercised was $1.4 million and $860,000 for the six-month periods ended June 30, 2019 and 2018. There were 2,873,000 shares available for future stock option grants under existing plans as of June 30, 2019.

Purchases of Company Stock

The table below describes the purchase of our common stock for the six-month ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019		June 30, 2018
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	335,546	$3.95	714,898	$3.81
Shares redeemed upon net exercise of stock options	18,424	3.76	33,599	4.37
Other purchases	24,500	4.20	90,000	4.13
Total stock purchases	378,470	$3.97	838,497	$3.87

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2019, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We record at each measurement date, most recently as of June 30, 2019, our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

Adoption of New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance changes the criteria under which credit losses are measured. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to establish credit loss estimates. ASU 2016-13 was initially scheduled to become effective for interim and annual reporting periods beginning after December 15, 2019, however on July 17, 2019, the FASB proposed a tentative effective date for smaller reporting companies. If the FASB approves the tentative decision, ASU 2016-13 would become effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption would still be permitted for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU 2016-13, however, it is expected that the new CECL model will alter the assumptions used in calculating the Company's credit losses, given the change to estimated losses for the estimated life of the financial asset, and will likely result in a material effect on the Company’s financial position and results of operations.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2019	2018
	(In thousands)
Finance receivables
Automobile finance receivables, net of unearned interest	$1,177,484	$1,518,395
Unearned acquisition fees and originations costs	2,769	3,690
Finance receivables	$1,180,253	$1,522,085

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

The following table summarizes the delinquency status of finance receivables as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In thousands)
Delinquency Status
Current	$948,130	$1,262,730
31 - 60 days	135,066	157,688
61 - 90 days	65,294	66,134
91 + days	28,994	31,843
	$1,177,484	$1,518,395

Finance receivables totaling $29.0 million and $31.8 million at June 30, 2019 and December 31, 2018, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Balance at beginning of period	$48,196	$100,844	$67,376	$109,187
Provision for credit losses on finance receivables	20,489	35,531	44,445	76,038
Charge-offs	(50,409)	(53,493)	(102,919)	(109,595)
Recoveries	14,388	11,494	23,762	18,746
Balance at end of period	$32,664	$94,376	$32,664	$94,376

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

	June 30,	December 31,
	2019	2018
	(In thousands)
Gross balance of repossessions in inventory	$32,359	$33,462
Allowance for losses on repossessed inventory	(23,886)	(24,564)
Net repossessed inventory included in other assets	$8,473	$8,898

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate
	Payment	June 30,	Initial	June 30,	December 31,	at June 30,
Series	Date (1)	2019 (2)	Principal	2019	2018	2019
	(Dollars in thousands)
CPS 2014-A	June 2021	–	180,000	–	15,328	–
CPS 2014-B	September 2021	17,621	202,500	16,123	24,051	5.01%
CPS 2014-C	December 2021	30,305	273,000	29,187	40,896	4.82%
CPS 2014-D	March 2022	34,885	267,500	34,054	46,489	5.17%
CPS 2015-A	June 2022	40,029	245,000	38,299	52,448	4.92%
CPS 2015-B	September 2022	49,220	250,000	49,129	64,591	4.87%
CPS 2015-C	December 2022	70,902	300,000	70,694	90,639	5.31%
CPS 2016-A	March 2023	93,772	329,460	93,582	119,444	5.56%
CPS 2016-B	June 2023	109,505	332,690	106,586	135,688	5.91%
CPS 2016-C	September 2023	109,169	318,500	107,065	136,114	5.73%
CPS 2016-D	April 2024	86,057	206,325	83,989	104,645	4.26%
CPS 2017-A	April 2024	93,378	206,320	91,757	113,527	4.38%
CPS 2017-B	December 2023	113,890	225,170	101,091	127,726	3.74%
CPS 2017-C	September 2024	115,032	224,825	104,137	131,845	3.69%
CPS 2017-D	June 2024	116,795	196,300	106,895	132,919	3.42%
CPS 2018-A	March 2025	124,648	190,000	115,610	142,643	3.35%
CPS 2018-B	December 2024	145,953	201,823	139,191	167,809	3.75%
CPS 2018-C	September 2025	176,932	230,275	167,341	204,418	3.82%
CPS 2018-D	June 2025	203,821	233,730	188,878	224,189	3.86%
CPS 2019-A	March 2026	242,554	254,400	225,776	–	3.82%
CPS 2019-B	June 2026	223,152	228,275	219,826	–	3.00%
		$2,197,620	$5,096,093	$2,089,210	$2,075,409

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 _______________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $421.4 million in 2019, $693.2 million in 2020, $473.3 million in 2021, $272.5 million in 2022, $181.7 million in 2023, $31.7 million in 2024, $3.4 million in 2025.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $11.9 million and $11.8 million as of June 30, 2019 and December 31, 2018, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of June 30, 2019, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2019, restricted cash under the various agreements totaled approximately $125.5 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

On July 24, 2019 we completed our third securitization transaction of 2019. In the transaction, qualified institutional buyers purchased $243.5 million of asset-backed notes secured by $244.1 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2019-C, consist of six classes. Ratings of the notes were provided by Standard & Poor’s and DBRS, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 3.36%.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at June 30, 2019 and December 31, 2018 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2019	2018
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	February 2021	$41,509	$38,198

	3.00% over one month Libor (Minimum 3.75%)	September 2020	74,851	99,885

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	24,400	–

Residual interest financing	8.60%	January 2026	40,000	40,000

Subordinated renewable notes	Weighted average rate of 8.71% and 8.53% at June 30, 2019 and December 31, 2018 , respectively	Weighted average maturity of September 2021 and January 2021 at June 30, 2019 and December 31, 2018, respectively	14,368	17,290

			$195,128	$195,373

On February 22, 2019 we renewed our $100 million warehouse credit line that was first established in May 2012. There was $41.5 million outstanding under this facility at June 30, 2019. The revolving period for this facility was extended to February 2021 followed by an amortization period through February 2023 for any receivables pledged at the end of the revolving period.

Unamortized debt issuance costs of $708,000 and $894,000 as of June 30, 2019 and December 31, 2018, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.5 million and $1.2 million as of June 30, 2019 and December 31, 2018, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Interest on finance receivables	$55,660	$87,784	$117,950	$184,972
Interest on finance receivables at fair value	27,978	8,832	50,793	12,340
Other interest income	811	396	1,551	606
Interest income	$84,449	$97,012	$170,294	$197,918

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Securitization trust debt	$24,466	$22,255	$48,454	$44,084
Warehouse lines of credit	1,960	2,135	3,980	4,023
Residual interest financing	955	452	1,911	452
Subordinated renewable notes	322	345	648	690
Interest expense	$27,703	$25,187	$54,993	$49,249

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2019 and 2018 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,362	21,178	22,302	21,375
Incremental common shares attributable to exercise of outstanding options and warrants	1,616	3,945	1,817	4,018
Weighted average number of common shares used to compute diluted earnings per share	23,978	25,123	24,119	25,393

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2019 would have included an additional 10.7 million and 10.5 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2018, an additional 10.2 million and 9.7 million shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

As of June 30, 2019 and December 31, 2018, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $17.1 million as of June 30, 2019 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $17.1 million consists of approximately $12.2 million of net U.S. federal deferred tax assets and $4.9 million of net state deferred tax assets.

Income tax expense was $970,000 and $1.9 million for the three months and six months ended June 30, 2019 and represents an effective income tax rate of 35%, compared to income tax expense of $1.5 million and $2.9 million for the three and six months ended June 30, 2018, and represents an effective income tax rate of and 32%.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Wage and Hour Claim. On September 24, 2018, a former employee filed a lawsuit against us in the Superior Court of Orange County, California, alleging that we incorrectly classified our sales representatives as outside salespersons exempt from overtime wages, mandatory break periods and certain other employee protective provisions of California and federal law. The complaint seeks injunctive relief, an award of unpaid wages, liquidated damages, and attorney fees and interest. The plaintiff purports to act on behalf of a class of similarly situated employees and ex-employees. As of the date of this report, no motion for class certification has been filed or granted.

We believe that our compensation practices with respect to our sales representatives are compliant with applicable law. Accordingly, we have defended and intend to continue to defend this lawsuit. We have not recorded a liability with respect to this claim on the accompanying consolidated financial statements.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of June 30, 2019, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of June 30, 2019 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of June 30, 2019 does not exceed $3 million.

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

(9) Fair Value Measurements

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Balance at beginning of period	$997,552	$209,847	$821,066	$–
Finance receivables at fair value acquired during period	249,873	218,001	494,626	430,611
Payments received on finance receivables at fair value	(68,005)	(10,331)	(117,505)	(12,973)
Net interest income accretion on fair value receivables	(21,055)	(4,622)	(39,822)	(4,743)
Mark to fair value	–	–	–	–
Balance at end of period	$1,158,365	$412,895	$1,158,365	$412,895

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	June 30, 2019		December 31, 2018
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$1,190,231	$1,158,365	$829,039	$821,066

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	June 30,	December 31,		June 30,	December 31,
	2019	2018	Unobservable Inputs	2019	2018
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,158,365	$821,066	Discount rate Cumulative net losses	8.9% - 11.1% 15.0% - 16.1%	8.9% - 9.9% 15.0% - 16.0%

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In thousands)
Delinquency Status
Current	$1,104,196	$790,727
31 - 60 days	56,156	26,285
61 - 90 days	20,782	8,350
91 + days	9,097	3,677
	$1,190,231	$829,039

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2019 the finance receivables related to the repossessed vehicles in inventory totaled $32.4 million. We have applied a valuation adjustment, or loss allowance, of $23.9 million, which is based on a recovery rate of approximately 27%, resulting in an estimated fair value and carrying amount of $8.5 million. The fair value and carrying amount of the repossessed inventory at December 31, 2018 was $8.9 million after applying a valuation adjustment of $24.6 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended June 30, 2019 and 2018.

The estimated fair values of financial assets and liabilities at June 30, 2019 and December 31, 2018, were as follows:

	As of June 30, 2019
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,745	$9,745	$–	$–	$9,745
Restricted cash and equivalents	125,486	125,486	–	–	125,486
Finance receivables, net	1,147,589	–	–	1,110,331	1,110,331
Accrued interest receivable	16,394	–	–	16,394	16,394
Liabilities:
Warehouse lines of credit	$139,224	$–	$–	$139,224	$139,224
Accrued interest payable	5,268	–	–	5,268	5,268
Residual interest financing	39,292	–	–	39,292	39,292
Securitization trust debt	2,077,286	–	–	2,098,476	2,098,476
Subordinated renewable notes	14,368	–	–	14,368	14,368

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2018
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,787	$12,787	$–	$–	$12,787
Restricted cash and equivalents	117,323	117,323	–	–	117,323
Finance receivables, net	1,454,709	–	–	1,434,631	1,434,631
Accrued interest receivable	31,969	–	–	31,969	31,969
Liabilities:
Warehouse lines of credit	$136,847	$–	$–	$136,847	$136,847
Accrued interest payable	4,819	–	–	4,819	4,819
Residual interest financing	39,106	–	–	39,106	39,106
Securitization trust debt	2,063,627	–	–	2,051,920	2,051,920
Subordinated renewable notes	17,290	–	–	17,290	17,290

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we also originate vehicle purchase money loans by lending directly to consumers and have (i) acquired installment purchase contracts in four merger and acquisition transactions, and (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders. In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through June 30, 2019, we have originated a total of approximately $15.7 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently, in September 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2013	$764,087	$1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
Six months ended June 30, 2019	493,172	2,399,221

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

Since 1994 we have conducted 82 term securitizations of automobile contracts that we originated. As of June 30, 2019, 20 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2013	4	$778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
Six months ended June 30, 2019	2	495,000

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2019, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2019 with the three months ended June 30, 2018

Revenues. During the three months ended June 30, 2019, our revenues were $86.3 million, a decrease of $13.1 million, or 13.1%, from the prior year revenue of $99.4 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended June 30, 2019 decreased $12.6 million, or 12.9%, to $84.4 million from $97.0 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of our loan portfolio for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
			(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,262,836	$56,471	17.9%	$1,985,404	$88,180	17.8%
Finance receivables measured at fair value	1,136,086	27,978	9.9%	344,891	8,832	10.2%
Total	$2,398,922	$84,449	14.1%	$2,330,295	$97,012	16.7%

In the three months ended June 30, 2019, other income of $1.9 million decreased by $474,000, or 20.2% compared to the prior year. The three-month period ended June 30, 2019 includes a decrease of $657,000 in revenues associated with direct mail and other related products and services that we offer to our dealers This was partially offset by an increase of $180,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments

Expenses. Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, sales and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the interest rate applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding stock options, and are one of our most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and automobile contracts processed and serviced.

Other operating expenses consist largely of facilities expenses, telephone and other communication services, credit services, computer services, sales and advertising expenses, and depreciation and amortization.

Total operating expenses were $83.6 million for the three months ended June 30, 2019, compared to $94.7 million for the prior period, a decrease of $11.1 million, or 11.8%. The decrease is primarily due to a decrease in provision for credit losses and employee costs, offsetting increases in interest expense and general and administrative expenses.

Employee costs decreased by $136,000 or 0.7%, to $19.7 million during the three months ended June 30, 2019, representing 23.6% of total operating expenses, from $19.8 million for the prior year, or 21.0% of total operating expenses. The decrease in employee costs were primarily a result of a decrease of $485,000 in stock compensation expense offset by other increases in employee costs related to higher headcounts in 2019. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$250.1	$214.7
Contracts purchased (units)	14,239	12,829
Managed portfolio outstanding (dollars)	$2,399.2	$2,329.2
Managed portfolio outstanding (units)	177,115	174,564

Number of Originations staff	213	208
Number of Sales staff	129	131
Number of Servicing staff	626	575
Number of other staff	77	99
Total number of employees	1,045	1,013

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $8.8 million, an increase of $1.3 million or 17.4% compared to the previous year and represented 10.5% of total operating expenses.

Interest expense for the three months ended June 30, 2019 increased by $2.5 million to $27.7 million, or 10.0% and represented 33.2% of total operating expenses, compared to $25.2 million in the previous year, when it was 26.6% of total operating expenses.

Interest on securitization trust debt increased by $2.2 million, or 9.9%, for the three months ended June 30, 2019 compared to the prior period. The average balance of securitization trust debt increased 2.3% to $2,175.9 million for the three months ended June 30, 2019 compared to $2,126.3 million for the three months ended June 30, 2018. In addition, the blended interest rates on new term securitizations have generally increased since June 2017. As a result, the cost of securitization debt during the three-month period ended June 30, 2019 was 4.5%, compared to 4.2% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%

Interest expense on subordinated renewable notes decreased by $23,000, or 6.7%. The average balance of the outstanding subordinated debt decreased 11.6% to $14.0 million for the three months ended June 30, 2019 compared to $15.9 million for the three months ended June 30, 2018. However, the average yield of subordinated notes increased to 9.2% in the three-month period ended June 30, 2019 compared to 8.7% in the prior period.

Interest expense on warehouse debt decreased by $175,000, or 8.2%, for the three months ended June 30, 2019 compared to the prior period. The average rate on the debt decreased to 10.1% in the three-month period ended June 30, 2019 compared to 11.9% in the prior period. However, the decrease was offset by higher outstanding warehouse debt balance in the current period.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $955,000 for the three months ended June 30, 2019 compared to $452,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
			(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,229,601	$56,471	18.4%	$1,950,196	$88,180	18.1%
Finance receivables at fair value	1,136,086	27,978	9.9%	344,891	8,832	10.2%
	2,365,687	84,449	14.3%	2,295,087	97,012	16.9%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit	$77,321	1,960	10.1%	$72,638	2,135	11.9%
Residual interest financing	40,000	955	9.6%	20,220	452	8.9%
Securitization trust debt	2,175,898	24,466	4.5%	2,126,282	22,255	4.2%
Subordinated renewable notes	14,021	322	9.2%	15,866	345	8.7%
	2,307,240	27,703	4.8%	$2,235,006	25,187	4.5%
						$
Net interest income/spread	$	$56,746			$71,825
Net interest yield (3)	$		9.5%			12.4%
Ratio of average interest earning assets to average interest bearing liabilities	$		103%			103%
(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances
(2) Net of deferred fees and direct costs
(3) Annualized net interest income divided by average interest earning assets

	Three Months Ended June 30, 2019
	Compared to June 30, 2018
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(31,709)	$(32,631)	$922
Finance receivables at fair value	19,146	19,998	(852)
	(12,563)	(12,633)	70
Interest Bearing Liabilities	$
Warehouse lines of credit	(175)	154	(329)
Residual interest financing	503	503	–
Securitization trust debt	2,211	579	1,632
Subordinated renewable notes	(23)	(41)	18
	2,516	1,195	1,321

Net interest income/spread	$(15,079)	$(13,828)	$(1,251)

The reduction in the annualized yield on our finance receivables for the three months ended June 30, 2019 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,136.1 million for the three months ended June 30, 2019 compared to $344.9 million in the prior year period.

Provision for credit losses was $20.5 million for the three months ended June 30, 2019, a decrease of $15.0 million, or 42.3% compared to the prior year and represented 24.5% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $46,000, or 1.0%, to $4.6 million during the three months ended June 30, 2019 and represented 5.5% of total operating expenses. Although our sales staff was slightly lower as of June 30, 2019 compared June 30, 2018, we have gradually shifted to more field sales representatives as compared to in-house sales representatives. Field sales representatives are somewhat more costly than in-house sales representatives, but we feel will ultimately be more effective. The increase in sales expense can also be attributed to the increase in the volume of contact purchases. We purchased 14,239 contracts representing $250.1 million in receivables during the three-month period ending June 30, 2019 compared to 12,829 contracts representing $214.7 million in receivables in the prior period.

Occupancy expenses increased by $151,000 or 8.1%, to $2.0 million compared to $1.9 million in the previous year and represented 2.4% of total operating expenses.

Depreciation and amortization expenses increased by $12,000 or 4.8%, to $262,000 compared to $250,000 in the previous year and represented 0.3% of total operating expenses.

For the three months ended June 30, 2019 we recorded income tax expense of $970,000, representing a 35.0% effective income tax rate. In the prior year period, we recorded $1.5 million in income tax expense, representing a 32.0% effective income tax rate.

Comparison of Operating Results for the six months ended June 30, 2019 with the six months ended June 30, 2018

Revenues. During the six months ended June 30, 2019, our revenues were $174.6 million, a decrease of $28.4 million, or 14.0%, from the prior year revenue of $202.9 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the six months ended June 30, 2019 decreased $27.6 million, or 14.0%, to $170.3 million from $197.9 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,349,741	$119,501	17.7%	$2,091,724	$185,578	17.7%
Finance receivables measured at fair value	1,045,826	50,793	9.7%	239,217	12,340	10.3%
Total	$2,395,567	$170,294	14.2%	$2,330,941	$197,918	17.0%

In the six months ended June 30, 2019, other income of $4.3 million decreased by $747,000, or 14.9% compared to the prior year. The six-month period ended June 30, 2019 includes a decrease of $1.1 million in revenue associated with direct mail and other related products and services that we offer to our dealers. This decrease was partially offset by an increase of $430,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

Expenses. Our operating expenses consist largely of provision for credit losses, interest expense, employee costs, sales and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the interest rate applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding stock options, and are one of our most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and automobile contracts processed and serviced.

Other operating expenses consist largely of facilities expenses, telephone and other communication services, credit services, computer services, sales and advertising expenses, and depreciation and amortization.

Total operating expenses were $169.1 million for the six months ended June 30, 2019, compared to $193.7 million for the prior period, a decrease of $24.6 million, or 12.7%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in interest expense and general and administrative expenses.

Employee costs decreased by $1.7 million or 4.2%, to $38.8 million during the six months ended June 30, 2019, representing 22.9% of total operating expenses, from $40.5 million for the prior year, or 20.9% of total operating expenses. The decrease in employee costs were primarily a result of a decrease of $1.0 million in stock compensation expense offset by other increases in employee costs related to higher headcounts in 2019. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$493.2	$425.3
Contracts purchased (units)	28,181	25,896
Managed portfolio outstanding (dollars)	$2,399.2	$2,329.2
Managed portfolio outstanding (units)	177,115	174,564

Number of Originations staff	213	208
Number of Sales staff	129	131
Number of Servicing staff	626	575
Number of other staff	77	99
Total number of employees	1,045	1,013

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $16.9 million, an increase of $2.0 million, or 13.2% compared to the previous year and represented 10.0% of total operating expenses.

Interest expense for the six months ended June 30, 2019 increased by $5.7 million to $55.0 million, or 11.7% and represented 32.5% of total operating expenses, compared to $49.2 million in the previous year, when it was 25.4% of total operating expenses.

Interest on securitization trust debt increased by $4.4 million, or 9.9%, for the six months ended June 30, 2019 compared to the prior period. The average balance of securitization trust debt increased to $2,184.7 million for the six months ended June 30, 2019 compared to $2,172.1 million for the six months ended June 30, 2018. In addition, the blended interest rates on new term securitizations have generally increased since 2017. As a result, the cost of securitization debt during the six-month period ended June 30, 2019 was 4.4%, compared to 4.1% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for risk-free securities (against which our bonds are priced), and the margin over those benchmarks that investors are willing to accept, which in turn is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%

Interest expense on subordinated renewable notes decreased by $42,000, or 6.1%. The decrease is primarily due to a decrease in the average outstanding balance on our subordinated renewable notes from $16.2 million in the prior year period to $14.2 million in the current period.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $1.9 million for the six months ended June 30, 2019 compared to $452,000 in the prior year period.

Interest expense on warehouse debt decreased by $43,000, or 1.1%, for the six months ended June 30, 2019 compared to the prior period. When possible, we hold contracts with our own cash rather than pledging them to one of our warehouse facilities to minimize interest expense.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
			(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,315,324	$119,501	18.2%	$2,055,585	$185,578	18.1%
Finance receivables at fair value	1,045,826	50,793	9.7%	239,217	12,340	10.3%
	2,361,150	170,294	14.4%	2,294,802	197,918	17.2%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit	$78,563	3,980	10.1%	$67,477	4,023	11.9%
Residual interest financing	40,000	1,911	9.6%	10,166	452	8.9%
Securitization trust debt	2,184,692	48,454	4.4%	2,172,145	44,084	4.1%
Subordinated renewable notes	14,202	648	9.1%	16,205	690	8.5%
	$2,317,457	54,993	4.7%	$2,265,993	49,249	4.3%
						$
Net interest income/spread	$	$115,301			$148,669
Net interest yield (3)	$		9.7%			13.0%
Ratio of average interest earning assets to average interest bearing liabilities	$		102%			101%
(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances
(2) Net of deferred fees and direct costs
(3) Annualized net interest income divided by average interest earning assets

	Six Months Ended June 30, 2019
	Compared to June 30, 2018
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(66,077)	$(66,831)	754
Finance receivables at fair value	38,453	41,609	(3,156)
	(27,624)	(25,222)	(2,402)
Interest Bearing Liabilities	$
Warehouse lines of credit	$(43)	661	(704)
Residual interest financing	1,459	1,326	133
Securitization trust debt	4,370	255	4,115
Subordinated renewable notes	(42)	(85)	43
	5,744	2,157	3,587
Net interest income/spread	$(33,368)	$(27,379)	$(5,989)

The reduction in the annualized yield on our finance receivables for the six months ended June 30, 2019 compared to the prior year period is a result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables.

Provision for credit losses was $44.4 million for the six months ended June 30, 2019, a decrease of $31.6 million, or 41.5% compared to the prior year and represented 26.3% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $672,000, or 7.6%, to $9.5 million during the six months ended June 30, 2019, compared to $8.8 million in the prior year period, and represented 5.6% of total operating expenses. Our sales staff increased to 129 as of June 30, 2019 compared to 117 at June 30, 2018. In addition, in recent months, we have gradually shifted to more field sales representatives as compared to in-house sales representatives. Field sales representatives are somewhat more costly than in-house sales representatives, but we feel will ultimately be more effective. For the six months ended June 30, 2019, we purchased 28,181 contracts representing $493.2 million in receivables compared to 25,896 contracts representing $425.3 million in receivables in the prior period.

Occupancy expenses increased by $276,000 or 7.4%, to $4.0 million compared to $3.7 million in the previous year and represented 2.4% of total operating expenses.

Depreciation and amortization expenses increased by $23,000 or 4.7%, to $513,000 compared to $490,000 in the previous year and represented 0.3% of total operating expenses.

For the six months ended June 30, 2019, we recorded income tax expense of $1.9 million, representing a 35.0% effective income tax rate. In the prior year period, we recorded $2.9 million in income tax expense, representing a 31.5% effective income tax rate

Credit Experience

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	June 30, 2019		June 30, 2018		December 31, 2018
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
			(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	177,115	$2,399,221	174,563	$2,329,179	176,042	$2,380,847
Period of delinquency (2)
31-60 days	13,728	$191,222	9,175	$124,663	13,182	$183,974
61-90 days	6,293	86,075	4,031	52,811	5,577	74,485
91+ days	2,954	38,092	1,934	22,865	2,858	35,520
Total delinquencies (2)	22,975	315,389	15,140	200,339	21,617	293,979
Amount in repossession (3)	3,148	40,293	2,679	34,148	2,840	36,480
Total delinquencies and amount in repossession (2)	26,123	$355,682	17,819	$234,487	24,457	$330,459

Delinquencies as a percentage of gross servicing portfolio	13.0%	13.1%	8.7%	8.6%	12.3%	12.3%
						.
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	14.7%	14.8%	10.2%	10.1%	13.9%	13.9%

Extension Experience
Contracts with one extension, accruing	$24,808	330,601	$27,927	371,549	$27,192	364,575
Contracts with two or more extensions, accruing	56,861	730,639	60,365	819,447	61,977	828,573
	81,669	1,061,240	88,292	1,190,996	89,169	1,193,148
Contracts with one extension, non-accrual (4)	907	11,473	700	8,126	798	9,518
Contracts with two or more extensions, non-accrual (4)	4,098	53,318	2,921	37,369	3,946	51,912
	5,005	64,791	3,621	45,495	4,744	61,430
Total contracts with extensions	$86,674	1,126,031	$91,913	1,236,491	$93,913	1,254,578

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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.
(4) Amount in repossession and accounts past due more than 90 days are on non-accrual.

	June 30,	June 30,	December 31,
	2019	2018	2018
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,395,567	$2,330,937	$2,341,954
Annualized net charge-offs as a percentage of average servicing portfolio (2)	8.0%	7.9%	7.7%

 _________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2019 and June 30, 2018 percentages represent three months ended June 30, 2019 and June 30, 2018 annualized. December 31, 2018 represents 12 months ended December 31, 2018.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2019, for accounts that received extensions from 2008 through 2017 (2018 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of	# Extensions	Active or Paid Off at June 30,	% Active or Paid Off at June 30,	Charged Off > 6 Months After	% Charged Off > 6 Months After	Charged Off <= 6 Months After	% Charged Off <= 6 Months After	Avg Months to Charge Off Post
Extension	Granted	2019	2019	Extension	Extension	Extension	Extension	Extension
2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19
2009	32,226	10,274	31.9%	16,168	50.2%	5,783	17.9%	17
2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19
2011	18,786	10,975	58.4%	6,879	36.6%	932	5.0%	19
2012	18,783	11,336	60.4%	6,651	35.4%	796	4.2%	18
2013	23,398	11,375	48.6%	11,047	47.2%	976	4.2%	22
2014	25,773	11,291	43.8%	13,656	53.0%	826	3.2%	22
2015	53,319	26,177	49.1%	26,060	48.9%	1,082	2.0%	21
2016	80,897	47,726	59.0%	31,238	38.6%	1,933	2.4%	17
2017	133,881	88,919	66.4%	38,002	28.4%	6,926	5.2%	12

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 60.4% were either paid in full or active and performing at June 30, 2019. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,		Year Ended December 31,
	2019	2018	2018

Average number of extensions granted per month	4,994	10,298	10,128

Average number of outstanding accounts	176,885	174,415	174,738

Average monthly extensions as % of average outstandings	2.8%	5.9%	5.8%

______________________

Note: Table excludes portfolios originated and owned by third parties

	June 30, 2019		June 30, 2018		December 31, 2018
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	25,715	$342,074	28,627	$379,675	27,991	$374,116
Contracts with two extensions	18,807	244,288	21,977	297,413	20,789	277,497
Contracts with three extensions	15,430	201,324	17,736	243,588	17,210	231,905
Contracts with four extensions	12,740	166,119	12,255	168,623	13,583	185,114
Contracts with five extensions	8,717	110,251	7,395	98,319	9,189	121,836
Contracts with six extensions	5,265	61,975	3,923	48,873	5,152	64,134
	86,674	$1,126,031	91,913	$1,236,491	93,914	$1,254,602

Managed portfolio (excluding originated and owned by 3rd parties)	177,115	$2,399,221	174,563	$2,329,179	176,042	$2,380,847

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

Net cash provided by operating activities for the six-month period ended June 30, 2019 was $112.4 million, an increase of $11.1 million, compared to net cash provided by operating activities for the six-month period ended June 30, 2018 of $101.3 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash used in investing activities for the six-month period ended June 30, 2019 was $115.4 million compared to net cash used in investing activities of $93.1 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $494.6 million and $430.6 million during the first six months of 2019 and 2018, respectively.

Net cash provided by financing activities for the six months ended June 30, 2019 was $8.1 million compared to $4.5 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2019, we issued $482.7 million in new securitization trust debt compared to $391.8 million in the same period of 2018. We repaid $468.9 million in securitization trust debt in the six months ended June 30, 2019 compared to repayments of securitization trust debt of $444.8 million in the prior year period. In the six months ended June 30, 2019, we had net advances on warehouse lines of credit of $2.7 million, compared to net advances of $24.8 million in the prior year’s period. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2019, we had unrestricted cash of $9.7 million and $160.8 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2019, we had approximately $16.3 million of such eligible collateral. During the six-month period ended June 30, 2019, we completed two securitizations aggregating $482.7 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2019, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2019, we had approximately $2,270.2 million of debt outstanding. Such debt consisted primarily of $2,077.3 million of securitization trust debt and $139.2 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $46.6 million while our warehouse lines of credit debt has increased by $1.3 million since June 30, 2018 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $14.4 million and $15.8 million in subordinated renewable notes outstanding at June 30, 2019 and 2018, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At June 30, 2019, $40.0 million of this residual interest financing debt remains outstanding ($39.3 million net of deferred financing costs).

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2019, we had approximately $2,270.2 million of debt outstanding. Such debt consisted primarily of $2,077.3 million of securitization trust debt and $139.2 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $46.6 million while our warehouse lines of credit debt has increased by $1.3 million since June 30, 2018 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $14.4 million and $15.8 million in subordinated renewable notes outstanding at June 30, 2019 and 2018, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At June 30, 2019, $40.0 million of this residual interest financing debt remains outstanding ($39.3 million net of deferred financing costs). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we did not repurchase shares in the open market.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2019	–	$–	–	$6,144,520
May 2019	–	$–	–	$6,144,520
June 2019	–	$–	–	$6,144,520
Total	–	$–	–

____________________

(1)	Each monthly period is the calendar month.
(2)	Through June 30, 2019, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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
Date: August 7, 2019
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2019
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

