Form 10-Q
period 2019-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2019-11-12
CIK 889609

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019 the registrant had 22,530,918 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	47
	Signatures	48

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents	$8,799	$12,787
Restricted cash and equivalents	128,556	117,323

Finance receivables	1,022,391	1,522,085
Less: Allowance for finance credit losses	(12,740)	(67,376)
Finance receivables, net	1,009,651	1,454,709

Finance receivables measured at fair value	1,313,205	821,066
Furniture and equipment, net	1,702	1,837
Deferred tax assets, net	16,125	19,188
Accrued interest receivable	12,729	31,969
Other assets	46,695	26,801
	$2,537,462	$2,485,680

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$55,431	$31,692
Warehouse lines of credit	157,761	136,847
Residual interest financing	39,385	39,106
Securitization trust debt	2,066,458	2,063,627
Subordinated renewable notes	15,529	17,290
	2,334,564	2,288,562
COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,525,718 and 22,421,688 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	70,676	70,273
Retained earnings	139,776	134,399
Accumulated other comprehensive loss	(7,554)	(7,554)
	202,898	197,118

	$2,537,462	$2,485,680

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues:
Interest income	$83,528	$93,617	$253,822	$291,535
Other income	1,994	2,014	6,255	7,022
	85,522	95,631	260,077	298,557

Expenses:
Employee costs	20,251	18,806	59,030	59,288
General and administrative	8,185	7,784	25,109	22,730
Interest	27,940	25,808	82,933	75,057
Provision for credit losses	19,874	31,959	64,319	107,997
Sales	4,407	4,377	13,877	13,176
Occupancy	1,760	1,935	5,745	5,644
Depreciation and amortization	276	256	789	746
	82,693	90,925	251,802	284,638
Income before income tax expense	2,829	4,706	8,275	13,919
Income tax expense	991	1,508	2,898	4,409
Net income	$1,838	$3,198	$5,377	$9,510

Earnings per share:
Basic	$0.08	$0.14	$0.24	$0.44
Diluted	$0.08	$0.13	$0.22	$0.38

Number of shares used in computing earnings per share:
Basic	22,526	22,636	22,378	21,800
Diluted	24,066	24,735	24,102	25,178

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$1,838	$3,198	$5,377	$9,510

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$1,838	$3,198	$5,377	$9,510

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net income	$5,377	$9,510
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	1,374	2,119
Net interest income accretion on fair value receivables	64,131	13,010
Depreciation and amortization	789	746
Amortization of deferred financing costs	6,226	6,430
Mark to fair value of finance receivables measured at fair value	(604)	–
Provision for credit losses	64,319	107,997
Stock-based compensation expense	1,496	2,816
Changes in assets and liabilities:
Accrued interest receivable	19,240	10,521
Deferred tax assets, net	3,063	3,760
Other assets	2,708	(2,892)
Accounts payable and accrued expenses	1,870	4,609
Net cash provided by operating activities	169,989	158,626

Cash flows from investing activities:
Payments received on finance receivables held for investment	379,365	470,312
Purchases of finance receivables measured at fair value	(756,555)	(659,641)
Payments received on finance receivables at fair value	200,889	31,824
Change in repossessions held in inventory	(733)	624
Purchase of furniture and equipment	(654)	(795)
Net cash used in investing activities	(177,688)	(157,676)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	726,188	622,098
Proceeds from issuance of subordinated renewable notes	1,452	2,226
Payments on subordinated renewable notes	(3,213)	(1,844)
Net advances of warehouse lines of credit	20,914	15,005
Net advances of residual interest financing debt	–	40,000
Repayment of securitization trust debt	(723,205)	(671,700)
Payment of financing costs	(6,099)	(6,467)
Purchase of common stock	(1,440)	(4,437)
Exercise of options and warrants	347	483
Net cash provided by (used in) financing activities	14,944	(4,636)
Increase in cash and cash equivalents	7,245	(3,686)
Cash and restricted cash at beginning of period	130,110	124,696
Cash and restricted cash at end of period	$137,355	$121,010

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$76,269	$68,042
Income taxes	$(3,231)	$7,256
Non-cash financing activities:
Right-of-use asset, net	$(21,869)	$–
Lease liability	$23,327	$–
Deferred office rent	$(1,458)	$–

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Common Stock (Shares Outstanding)
Balance, beginning of period	22,526	20,963	22,422	21,489
Common stock issued upon exercise of options and warrants	–	2,003	483	2,316
Repurchase of common stock	–	(310)	(379)	(1,149)
Balance, end of period	22,526	22,656	22,526	22,656

Common Stock
Balance, beginning of period	$70,299	$70,955	$70,273	$71,582
Common stock issued upon exercise of options and warrants	–	3	347	483
Repurchase of common stock	–	(1,177)	(1,440)	(4,437)
Stock-based compensation	377	663	1,496	2,816
Balance, end of period	$70,676	$70,444	$70,676	$70,444

Retained Earnings
Balance, beginning of period	$137,938	$125,849	$134,399	$119,537
Net income	1,838	3,198	5,377	9,510
Balance, end of period	$139,776	$129,047	$139,776	$129,047

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(7,554)	$(7,182)	$(7,554)	$(7,182)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(7,554)	$(7,182)	$(7,554)	$(7,182)

Total Shareholders' Equity	$202,898	$192,309	$202,898	$192,309

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine month period ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the carrying value, an adjustment would be required. In the three-month period ended September 30, 2019, the net present value of the forecasted cash flows for the receivables acquired in the first quarter of 2018 exceeded the carrying value of that pool by $604,000, which we have recorded as a mark to market value of that pool of receivables.

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

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Direct mail revenues	$1,121	$1,328	$3,508	$4,833
Convenience fee revenue	600	360	1,870	1,200
Recoveries on previously charged-off contracts	30	44	132	198
Sales tax refunds	200	220	631	658
Other	43	62	114	133
Other income for the period	$1,994	$2,014	$6,255	$7,022

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We determine if a contract contains a lease at contract inception. Right-of-use assets and liabilities are recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the Company’s incremental borrowing rate. Right-of-use assets are included in other assets and lease liabilities are included in accounts payable and accrued expenses in our Unaudited Condensed Consolidated Balance Sheet at September 30, 2019.

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

The following table presents the supplemental balance sheet information related to leases:

	Nine Months Ended,
	September 30, 2019
	(In thousands)

Operating Leases
Operating lease right-of-use assets	$23,555
Less: Accumulated amortization right-of-use assets	(4,986)
Operating lease right-of-use assets, net	$18,569

Operating lease liabilities	$(20,005)

Finance Leases
Property and equipment, at cost	$545
Less: Accumulated depreciation	(84)
Property and equipment, net	$461

Finance lease liabilities	$(447)

Weighted Average Discount Rate
Operating lease	5.0%
Finance lease	6.7%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2019 (excluding the nine months ended September 30, 2019)	$1,908	$46
2020	7,500	183
2021	7,391	183
2022	6,125	60
2023	1,389	18
Thereafter	689	6
Total undiscounted lease payments	25,002	496
Less amounts representing interest	(4,997)	(49)
Lease Liability	$20,005	$447

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the leases expense included in Occupancy, General and administrative on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Operating lease cost	$1,884	$1,785	$5,659	$5,290
Finance lease cost	46	–	90	–
Total lease cost	$1,930	$1,785	$5,749	$5,290

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:	$
Operating cash flows from operating leases	$1,901	$5,678
Operating cash flows from finance leases	37	73
Financing cash flows from finance leases	9	17

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and nine months ended September 30, 2019, we recorded stock-based compensation costs in the amount of $377,000 and $1.5 million, respectively. These stock-based compensation costs were $663,000 and $2.8 million for the three and nine months ended September 30, 2018. As of September 30, 2019, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.1 million. This amount will be recognized as expense over a weighted-average period of 2.3 years.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents stock option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual
	(in thousands)	Price	Term

Options outstanding at the beginning of period	14,421	$4.57	N/A
Granted	1,490	3.53	N/A
Exercised	(483)	0.86	N/A
Forfeited	(75)	4.00	N/A
Options outstanding at the end of period	15,353	$4.58	3.59 years

Options exercisable at the end of period	11,722	$4.87	2.94 years

At September 30, 2019, the aggregate intrinsic value of options outstanding and exercisable was $5.8 million and $5.5 million, respectively. There were 482,500 options exercised for the nine months ended September 30, 2019 compared to 315,500 for the comparable period in 2018. The total intrinsic value of options exercised was $1.4 million and $869,000 for the nine-month periods ended September 30, 2019 and 2018. There were 1,458,000 shares available for future stock option grants under existing plans as of September 30, 2019.

Purchases of Company Stock

The table below describes the purchase of our common stock for the nine-month ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Shares	Avg. Price	Shares	Avg. Price

Open market purchases	335,546	$3.95	714,898	$3.81
Shares redeemed upon net exercise of stock options	18,424	3.76	33,599	4.37
Other purchases	24,500	4.20	90,000	4.13
Total stock purchases	378,470	$3.97	838,497	$3.87

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2019, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We record at each measurement date, most recently as of September 30, 2019, our best estimate of probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred cannot be estimated with certainty.

Adoption of New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance changes the criteria under which credit losses are measured. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to establish credit loss estimates. ASU 2016-13 was initially scheduled to become effective for interim and annual reporting periods beginning after December 15, 2019, however on October 16, 2019, the FASB changed the effective date for smaller reporting companies to interim and annual reporting periods beginning after December 15, 2022. Early adoption would still be permitted for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU 2016-13, however, it is expected that the new CECL model will alter the assumptions used in calculating the Company's credit losses, given the change to estimated losses for the estimated life of the financial asset, and will likely result in a material effect on the Company’s financial position and results of operations.

CONSUMER PORTFOLIO SERVICES, INC.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2019	2018
	(In thousands)
Finance receivables

Automobile finance receivables, net of unearned interest	$1,020,044	$1,518,395
Unearned acquisition fees and originations costs	2,347	3,690
Finance receivables	$1,022,391	$1,522,085

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands)
Delinquency Status
Current	$804,537	$1,262,730
31 - 60 days	124,214	157,688
61 - 90 days	65,046	66,134
91 + days	26,247	31,843
	$1,020,044	$1,518,395

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $26.2 million and $31.8 million at September 30, 2019 and December 31, 2018, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-months and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Balance at beginning of period	$32,664	$94,376	$67,376	$109,187
Provision for credit losses on finance receivables	19,874	31,959	64,319	107,997
Charge-offs	(46,118)	(54,033)	(149,038)	(163,628)
Recoveries	6,320	10,170	30,083	28,916
Balance at end of period	$12,740	$82,472	$12,740	$82,472

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

	September 30,	December 31,
	2019	2018
	(In thousands)
Gross balance of repossessions in inventory	$37,481	$33,462
Allowance for losses on repossessed inventory	(27,851)	(24,564)
Net repossessed inventory included in other assets	$9,630	$8,898

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final Scheduled Payment	Receivables Pledged at September 30,	Initial	Outstanding Principal at September 30,	Outstanding Principal at December 31,	Weighted Average Contractual Interest Rate at September 30,
Series	Date (1)	2019 (2)	Principal	2019	2018	2019
	(Dollars in thousands)
CPS 2014-A	June 2021	–	180,000	–	15,328	–
CPS 2014-B	September 2021	–	202,500	–	24,051	–
CPS 2014-C	December 2021	24,989	273,000	23,997	40,896	5.04%
CPS 2014-D	March 2022	28,979	267,500	28,550	46,489	5.33%
CPS 2015-A	June 2022	34,107	245,000	32,069	52,448	5.09%
CPS 2015-B	September 2022	41,879	250,000	42,412	64,591	4.97%
CPS 2015-C	December 2022	61,129	300,000	61,648	90,639	5.59%
CPS 2016-A	March 2023	80,790	329,460	81,833	119,444	5.82%
CPS 2016-B	June 2023	96,470	332,690	94,181	135,688	6.13%
CPS 2016-C	September 2023	96,780	318,500	94,589	136,114	6.06%
CPS 2016-D	April 2024	75,637	206,325	74,176	104,645	4.51%
CPS 2017-A	April 2024	83,017	206,320	80,887	113,527	4.61%
CPS 2017-B	December 2023	100,865	225,170	87,633	127,726	3.96%
CPS 2017-C	September 2024	102,834	224,825	91,654	131,845	3.88%
CPS 2017-D	June 2024	104,368	196,300	95,003	132,919	3.55%
CPS 2018-A	March 2025	112,179	190,000	103,008	142,643	3.50%
CPS 2018-B	December 2024	131,373	201,823	124,822	167,809	3.87%
CPS 2018-C	September 2025	157,848	230,275	148,605	204,418	3.94%
CPS 2018-D	June 2025	183,774	233,730	169,869	224,189	3.95%
CPS 2019-A	March 2026	222,685	254,400	206,977	–	3.87%
CPS 2019-B	June 2026	209,982	228,275	202,163	–	3.52%
CPS 2019-C	December 2026	237,068	243,513	234,315	–	2.98%
		$2,186,753	$5,339,606	$2,078,391	$2,075,409

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $214.6 million in 2019, $743.3 million in 2020, $523.0 million in 2021, $312.6 million in 2022, $216.5 million in 2023, $43.6 million in 2024, $13.0 million in 2025.
(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $11.9 million and $11.8 million as of September 30, 2019 and December 31, 2018, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of September 30, 2019, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2019, restricted cash under the various agreements totaled approximately $128.6 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

On October 16, 2019 we completed our fourth securitization transaction of 2019. In the transaction, qualified institutional buyers purchased $274.3 million of asset-backed notes secured by $275 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2019-D, consist of six classes. Ratings of the notes were provided by Standard & Poor’s and Kroll Bond Rating Agency, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 2.95%.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at September 30, 2019 and December 31, 2018 are summarized below:

			Amount Outstanding at
			September 30,	December 31,
			2019	2018
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	February 2021	$35,264	$38,198

	3.00% over one month Libor (Minimum 3.75%)	September 2020	96,154	99,885

	6.75% over a commercial paper rate (Minimum 7.75%)	November 2019	27,578	–

Residual interest financing	8.60%	January 2026	40,000	40,000

Subordinated renewable notes	Weighted average rate of 9.22% and 8.53% at September 30, 2019 and December 31, 2018, respectively	Weighted average maturity of December 2021 and January 2021 at September 30, 2019 and December 31, 2018, respectively	15,529	17,290

			$214,525	$195,373

Unamortized debt issuance costs of $615,000 and $894,000 as of September 30, 2019 and December 31, 2018, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.2 million and $1.2 million as of September 30, 2019 and December 31, 2018, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Interest on finance receivables	$49,912	$79,573	$167,862	$264,545
Interest on finance receivables at fair value	32,903	13,482	83,696	25,822
Other interest income	713	562	2,264	1,168
Interest income	$83,528	$93,617	$253,822	$291,535

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Securitization trust debt	$24,208	$22,678	$72,662	$66,762
Warehouse lines of credit	2,407	1,827	6,387	5,850
Residual interest financing	956	936	2,867	1,387
Subordinated renewable notes	369	367	1,017	1,058
Interest expense	$27,940	$25,808	$82,933	$75,057

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-months and nine-month periods ended September 30, 2019 and 2018 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-months and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,526	22,636	22,378	21,800

Incremental common shares attributable to exercise of outstanding options and warrants	1,540	2,099	1,724	3,378

Weighted average number of common shares used to compute diluted earnings per share	24,066	24,735	24,102	25,178

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2019 would have included an additional 10.6 million and 10.6 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2018, an additional 11.0 million and 10.1 million shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

As of September 30, 2019 and December 31, 2018, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $16.1 million as of September 30, 2019 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $16.1 million consists of approximately $11.5 million of net U.S. federal deferred tax assets and $4.6 million of net state deferred tax assets.

Income tax expense was $991,000 and $2.9 million for the three months and nine months ended September 30, 2019 and represents an effective income tax rate of 35%, compared to income tax expense of $1.5 million and $4.4 million for the three and nine months ended September 30, 2018, and represents an effective income tax rate of 32%.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of September 30, 2019, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of September 30, 2019 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of September 30, 2019 does not exceed $3 million.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Balance at beginning of period	$1,158,365	$412,895	$821,066	$–
Finance receivables at fair value acquired during period	261,929	229,030	756,555	659,641
Payments received on finance receivables at fair value	(83,384)	(18,851)	(200,889)	(31,824)
Net interest income accretion on fair value receivables	(24,309)	(8,267)	(64,131)	(13,010)
Mark to fair value	604	–	604	–
Balance at end of period	$1,313,205	$614,807	$1,313,205	$614,807

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	September 30, 2019		December 31, 2018
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$1,356,157	$1,313,205	$829,039	$821,066

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	September 30,	December 31,		September 30,	December 31,
	2019	2018	Unobservable Inputs	2019	2018
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,313,205	$821,066	Discount rate Cumulative net losses	8.9% - 11.1% 15.0% - 16.1%	8.9% - 9.9% 15.0% - 16.0%

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands)
Delinquency Status
Current	$1,242,569	$790,727
31 - 60 days	70,802	26,285
61 - 90 days	29,557	8,350
91 + days	13,229	3,677
	$1,356,157	$829,039

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2019 the finance receivables related to the repossessed vehicles in inventory totaled $37.5 million. We have applied a valuation adjustment, or loss allowance, of $27.9 million, which is based on a recovery rate of approximately 26%, resulting in an estimated fair value and carrying amount of $9.6 million. The fair value and carrying amount of the repossessed inventory at December 31, 2018 was $8.9 million after applying a valuation adjustment of $24.6 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended September 30, 2019 and 2018.

The estimated fair values of financial assets and liabilities at September 30, 2019 and December 31, 2018, were as follows:

	As of September 30, 2019
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,799	$8,799	$–	$–	$8,799
Restricted cash and equivalents	128,556	128,556	–	–	128,556
Finance receivables, net	1,009,651	–	–	964,540	964,540
Accrued interest receivable	12,729	–	–	12,729	12,729
Liabilities:
Warehouse lines of credit	$157,761	$–	$–	$157,761	$157,761
Accrued interest payable	5,257	–	–	5,257	5,257
Residual interest financing	39,385	–	–	39,385	39,385
Securitization trust debt	2,066,458	–	–	2,095,487	2,095,487
Subordinated renewable notes	15,529	–	–	15,529	15,529

	As of December 31, 2018
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,787	$12,787	$–	$–	$12,787
Restricted cash and equivalents	117,323	117,323	–	–	117,323
Finance receivables, net	1,454,709	–	–	1,434,631	1,434,631
Accrued interest receivable	31,969	–	–	31,969	31,969
Liabilities:
Warehouse lines of credit	$136,847	$–	$–	$136,847	$136,847
Accrued interest payable	4,819	–	–	4,819	4,819
Residual interest financing	39,106	–	–	39,106	39,106
Securitization trust debt	2,063,627	–	–	2,051,920	2,051,920
Subordinated renewable notes	17,290	–	–	17,290	17,290

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2019, we have originated a total of approximately $16.0 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End

2013	$764,087	$1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
Nine months ended September 30, 2019	755,285	2,412,638

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

Securitization and Warehouse Credit Facilities

Throughout the period for which information is presented in this report, we have purchased automobile contracts with the intention of financing them on a long-term basis through securitizations, and on an interim basis through warehouse credit facilities. All such financings have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to one of our special-purpose subsidiaries, and issuance of asset-backed securities to be purchased by institutional investors. Depending on the structure, these transactions may be accounted for under generally accepted accounting principles as sales of the automobile contracts or as secured financings. All of our active securitizations are structured as secured financings.

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

Since 1994 we have conducted 83 term securitizations of automobile contracts that we originated. As of September 30, 2019, 20 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations

2013	4	$778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
Nine months ended September 30, 2019	3	739,124

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2019, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2019 with the three months ended September 30, 2018

Revenues. During the three months ended September 30, 2019, our revenues were $85.5 million, a decrease of $10.1 million, or 10.6%, from the prior year revenue of $95.6 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended September 30, 2019 decreased $10.1 million, or 10.8%, to $83.5 million from $93.6 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of our loan portfolio for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,105,087	$50,625	18.3%	$1,787,428	$80,135	17.9%
Finance receivables measured at fair value	1,304,012	32,903	10.1%	547,468	13,482	9.9%
Total	$2,409,099	$83,528	13.9%	$2,334,896	$93,617	16.0%

In the three months ended September 30, 2019, other income of $1.9 million decreased by $20,000, or 1.0% compared to the prior year. The three-month period ended September 30, 2019 includes a decrease of $207,000 in revenues associated with direct mail and other related products and services that we offer to our dealers and decreases in other income categories. These were partially offset by an increase of $240,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $82.7 million for the three months ended September 30, 2019, compared to $90.9 million for the prior period, a decrease of $8.2 million, or 9.1%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in interest expense, employee costs and general and administrative expenses.

Employee costs increased by $1.4 million or 7.7%, to $20.3 million during the three months ended September 30, 2019, representing 24.5% of total operating expenses, from $18.8 million for the prior year, or 20.7% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$262.1	$225.3
Contracts purchased (units)	14,353	12,853
Managed portfolio outstanding (dollars)	$2,412.6	$2,342.9
Managed portfolio outstanding (units)	177,575	174,584

Number of Originations staff	203	211
Number of Sales staff	118	132
Number of Servicing staff	622	567
Number of other staff	75	101
Total number of employees	1,018	1,011

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $8.2 million, an increase from $7.8 million in the previous year and represented 9.9% of total operating expenses.

Interest expense for the three months ended September 30, 2019 increased by $2.1 million to $27.9 million, or 8.3% and represented 33.8% of total operating expenses, compared to $25.8 million in the previous year, when it was 28.4% of total operating expenses.

Interest on securitization trust debt increased by $1.5 million, or 6.8%, for the three months ended September 30, 2019 compared to the prior period. The average balance of securitization trust debt increased 1.8% to $2,165.9 million for the three months ended September 30, 2019 compared to $2,128.1 million for the three months ended September 30, 2018. The blended interest rates on new term securitizations have generally increased in 2017 and 2018 before declining in 2019. As a result, the cost of securitization debt during the three-month period ended September 30, 2019 was 4.5%, compared to 4.3% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds

January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%

Interest expense on subordinated renewable notes increased by $2,000. The average balance of the outstanding subordinated debt decreased 9.1% to $15.1 million for the three months ended September 30, 2019 compared to $16.7 million for the three months ended September 30, 2018. However, the average yield of subordinated notes increased to 9.8% in the three-month period ended September 30, 2019 compared to 8.8% in the prior period.

Interest expense on warehouse debt increased by $580,000, or 31.8%, for the three months ended September 30, 2019 compared to the prior period. The average rate on the debt decreased to 9.8% in the three-month period ended September 30, 2019 compared to 12.4% in the prior period. However, the decrease was offset by higher outstanding warehouse debt balance in the current period.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $956,000 for the three months ended September 30, 2019 compared to $936,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,105,087	$50,625	18.3%	$1,787,427	$80,135	17.9%
Finance receivables at fair value	1,304,012	32,903	10.1%	547,468	13,482	9.9%
	2,409,099	83,528	13.9%	2,334,895	93,617	16.0%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit	$98,520	2,407	9.8%	$58,806	1,827	12.6%
Residual interest financing	40,000	956	9.6%	40,000	936	9.4%
Securitization trust debt	2,165,927	24,208	4.5%	2,128,142	22,678	4.3%
Subordinated renewable notes	15,133	369	9.8%	16,655	367	8.8%
	$2,319,580	27,940	4.8%	$2,243,603	25,808	4.6%
						$
Net interest income/spread	$	$55,588			$67,809
Net interest yield (3)	$		9.1%			11.4%

Ratio of average interest earning assets to average interest bearing liabilities	$		104%			104%

_________________________

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2019
	Compared to September 30, 2018
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(29,510)	$(32,184)	$2,674
Finance receivables at fair value	19,421	18,769	652
	(10,089)	(13,415)	3,326
Interest Bearing Liabilities	$
Warehouse lines of credit	580	1,220	(640)
Residual interest financing	20	20	–
Securitization trust debt	1,530	447	1,083
Subordinated renewable notes	2	(36)	38
	2,132	1,651	481
Net interest income/spread	$(12,221)	$(15,066)	$2,845

The reduction in the annualized yield on our finance receivables for the three months ended September 30, 2019 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,304.0 million for the three months ended September 30, 2019 compared to $547.5 million in the prior year period.

In the three-month period ended September 30, 2019, the net present value of the forecasted cash flows for the receivables acquired in the first quarter of 2018 exceeded the carrying value by $604,000, which we have recorded as a mark to market value of that pool of receivables.

Provision for credit losses was $19.9 million for the three months ended September 30, 2019, a decrease of $12.1 million, or 37.8% compared to the prior year and represented 24.0% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio.  Since no receivables have been added to the legacy portfolio since December 2017, it has seasoned to the point where its weighted age is 39 months at September 30, 2019.  The age of the legacy portfolio, its continuously declining balance and the significant variance of the relative credit performance of the vintage pools that make up the legacy portfolio have contributed to lower provisions for credit losses and lower levels of the allowance for finance credit losses. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $30,000 to $4.4 million during the three months ended September 30, 2019 and represented 5.3% of total operating expenses. Although our sales staff was slightly lower as of September 30, 2019 compared September 30, 2018, we have gradually shifted to more field sales representatives as compared to in-house sales representatives. Field sales representatives are somewhat more costly than in-house sales representatives, but we feel will ultimately be more effective. The increase in sales expense can also be attributed to the increase in the volume of contact purchases. We purchased 14,353 contracts representing $262.1 million in receivables during the three-month period ending September 30, 2019 compared to 12,853 contracts representing $225.3 million in receivables in the prior period.

Occupancy expenses decreased by $175,000 or 9.0%, to $1.8 million compared to $1.9 million in the previous year and represented 2.1% of total operating expenses.

Depreciation and amortization expenses increased by $20,000 or 7.8%, to $276,000 compared to $256,000 in the previous year and represented 0.3% of total operating expenses.

For the three months ended September 30, 2019 we recorded income tax expense of $991,000, representing a 35.0% effective income tax rate. In the prior year period, we recorded $1.5 million in income tax expense, representing a 32.0% effective income tax rate.

Comparison of Operating Results for the nine months ended September 30, 2019 with the nine months ended September 30, 2018

Revenues. During the nine months ended September 30, 2019, our revenues were $260.1 million, a decrease of $38.5 million, or 12.9%, from the prior year revenue of $298.6 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the nine months ended September 30, 2019 decreased $37.7 million, or 12.9%, to $253.8 million from $291.5 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,268,190	$170,126	17.9%	$1,990,289	$265,713	17.8%
Finance receivables measured at fair value	1,131,888	83,696	9.9%	341,967	25,822	10.1%
Total	$2,400,078	$253,822	14.1%	$2,332,256	$291,535	16.7%

In the nine months ended September 30, 2019, other income of $6.3 million decreased by $767,000, or 10.9% compared to the prior year. The nine-month period ended September 30, 2019 includes a decrease of $1.3 million in revenue associated with direct mail and other related products and services that we offer to our dealers. This decrease was partially offset by an increase of $670,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $251.8 million for the nine months ended September 30, 2019, compared to $284.6 million for the prior period, a decrease of $32.8 million, or 11.5%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in interest expense and general and administrative expenses.

Employee costs decreased by $258,000 or 0.4%, to $59.0 million during the nine months ended September 30, 2019, representing 23.4% of total operating expenses, from $59.3 million for the prior year, or 20.8% of total operating expenses. The decrease in employee costs were primarily a result of a decrease of $1.3 million in stock compensation expense offset by other increases in employee costs related to higher headcounts in 2019. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
	Amount	Amount
($ in millions)
Contracts purchased (dollars)	$755.3	$650.6
Contracts purchased (units)	42,534	38,749
Managed portfolio outstanding (dollars)	$2,412.6	$2,342.9
Managed portfolio outstanding (units)	177,575	174,584

Number of Originations staff	203	211
Number of Sales staff	118	132
Number of Servicing staff	622	567
Number of other staff	75	101
Total number of employees	1,018	1,011

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $25.1 million, an increase of $2.4 million, or 10.5% compared to the previous year and represented 10.0% of total operating expenses.

Interest expense for the nine months ended September 30, 2019 increased by $7.9 million to $82.9 million, or 10.5% and represented 32.9% of total operating expenses, compared to $75.1 million in the previous year, when it was 26.4% of total operating expenses.

Interest on securitization trust debt increased by $5.9 million, or 8.8%, for the nine months ended September 30, 2019 compared to the prior period. The average balance of securitization trust debt increased to $2,178.4 million for the nine months ended September 30, 2019 compared to $2,137.5 million for the nine months ended September 30, 2018. In addition, the blended interest rates on new term securitizations have generally increased since 2017. As a result, the cost of securitization debt during the nine-month period ended September 30, 2019 was 4.4%, compared to 4.2% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for risk-free securities (against which our bonds are priced), and the margin over those benchmarks that investors are willing to accept, which in turn is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in a general trend toward higher securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds

January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%

Interest expense on subordinated renewable notes decreased by $41,000, or 3.9%. The decrease is primarily due to a decrease in the average outstanding balance on our subordinated renewable notes from $16.4 million in the prior year period to $14.5 million in the current period. The average yield on these notes increased to 9.3% from 8.6% in the prior year.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $2.9 million for the nine months ended September 30, 2019 compared to $1.4 million in the prior year period.

Interest expense on warehouse lines of credit debt increased by $537,000, or 9.2%, for the nine months ended September 30, 2019 compared to the prior period. The average outstanding balance was $85.3 million compared to $64.6 million in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,233,413	$170,125	18.4%	$1,990,289	$265,713	17.8%
Finance receivables at fair value	1,131,888	83,696	9.9%	341,967	25,822	10.1%
	2,365,301	253,821	14.3%	2,332,256	291,535	16.7%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit	$85,289	6,387	10.0%	$64,555	5,850	12.1%
Residual interest financing	40,000	2,867	9.6%	20,220	1,387	9.1%
Securitization trust debt	2,178,437	72,662	4.4%	2,137,549	66,762	4.2%
Subordinated renewable notes	14,513	1,017	9.3%	16,357	1,058	8.6%
	$2,318,239	82,933	4.8%	$2,238,681	75,057	4.5%
						$
Net interest income/spread	$	$170,888			$216,478
Net interest yield (3)	$		9.5%			12.2%
Ratio of average interest earning assets to average interest bearing liabilities	$		102%			104%

_________________________

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2019
	Compared to September 30, 2018
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(95,588)	$(99,227)	3,639
Finance receivables at fair value	57,874	59,647	(1,773)
	(37,714)	(39,580)	1,866
Interest Bearing Liabilities	$
Warehouse lines of credit	537	1,879	(1,342)
Residual interest financing	1,480	1,357	123
Securitization trust debt	5,900	1,277	4,623
Subordinated renewable notes	(41)	(119)	78
	7,876	4,394	3,482
Net interest income/spread	$(45,590)	$(43,974)	$(1,616)

The reduction in the annualized yield on our finance receivables for the nine months ended September 30, 2019 compared to the prior year period is a result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables.

In the nine-month period ended September 30, 2019, the net present value of the forecasted cash flows for the receivables acquired in the first quarter of 2018 exceeded the carrying value by $604,000, which we have recorded as a mark to market value of that pool of receivables.

Provision for credit losses was $64.3 million for the nine months ended September 30, 2019, a decrease of $43.7 million, or 40.4% compared to the prior year and represented 25.5% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio.  Since no receivables have been added to the legacy portfolio since December 2017, it has seasoned to the point where its weighted age is 39 months at September 30, 2019.  The age of the legacy portfolio, its continuously declining balance and the significant variance of the relative credit performance of the vintage pools that make up the legacy portfolio have contributed to lower provisions for credit losses and lower levels of the allowance for finance credit losses. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $701,000, or 5.3%, to $13.9 million during the nine months ended September 30, 2019, compared to $13.2 million in the prior year period, and represented 5.5% of total operating expenses. For the nine months ended September 30, 2019, we purchased 42,534 contracts representing $755.3 million in receivables compared to 38,749 contracts representing $650.6 million in receivables in the prior period. In addition, in recent months, we have gradually shifted to more field sales representatives as compared to in-house sales representatives. Field sales representatives are somewhat more costly than in-house sales representatives, but we feel will ultimately be more effective.

Occupancy expenses increased by $101,000 or 1.8%, to $5.7 million compared to $5.6 million in the previous year and represented 2.3% of total operating expenses.

Depreciation and amortization expenses increased by $43,000 or 5.8%, to $789,000 compared to $746,000 in the previous year and represented 0.2% of total operating expenses.

For the nine months ended September 30, 2019, we recorded income tax expense of $2.9 million, representing a 35.0% effective income tax rate. In the prior year period, we recorded $4.4 million in income tax expense, representing a 31.7% effective income tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	September 30, 2019		September 30, 2018		December 31, 2018
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	177,575	$2,412,638	174,584	$2,342,889	176,042	$2,380,847
Period of delinquency (2)
31-60 days	14,071	$195,016	10,509	$144,842	13,182	$183,974
61-90 days	6,909	94,603	4,750	62,642	5,577	74,485
91+ days	3,059	39,476	2,462	29,729	2,858	35,520
Total delinquencies (2)	24,039	329,095	17,721	237,213	21,617	293,979
Amount in repossession (3)	4,047	50,779	2,636	33,989	2,840	36,480
Total delinquencies and amount in repossession (2)	28,086	$379,874	20,357	$271,202	24,457	$330,459
Delinquencies as a percentage of gross servicing portfolio	13.5%	13.6%	10.2%	10.1%	12.3%	12.3%
						.
						.
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	15.8%	15.7%	11.7%	11.6%	13.9%	13.9%
Extension Experience
Contracts with one extension, accruing	25,036	$337,383	27,476	$366,400	27,192	$364,575
Contracts with two or more extensions, accruing	54,182	681,939	61,692	833,005	61,977	828,573
	79,218	1,019,322	89,168	1,199,405	89,169	1,193,148
Contracts with one extension, non-accrual (4)	1,084	13,636	700	8,311	798	9,518
Contracts with two or more extensions, non-accrual (4)	4,435	56,347	3,498	45,238	3,946	51,912
	5,519	69,983	4,198	53,549	4,744	61,430

Total contracts with extensions	84,737	$1,089,305	93,366	$1,252,954	93,913	$1,254,578

_________________________

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract, including, for pre-computed automobile contracts, any unearned interest. The information in the table represents the gross principal amount of all automobile contracts we have purchased, including automobile contracts subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.
(4)	Amount in repossession and accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Owned Portfolio

	September 30,	September 30,	December 31,
	2019	2018	2018
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,400,078	$2,332,256	$2,341,954

Annualized net charge-offs as a percentage of average servicing portfolio (2)	8.0%	7.9%	7.7%

_________________________

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2019 and September 30, 2018 percentages represent nine months ended September 30, 2019 and September 30, 2018 annualized. December 31, 2018 represents 12 months ended December 31, 2018.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2019, for accounts that received extensions from 2008 through 2018 (2019 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2019	% Active or Paid Off at September 30, 2019	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19
2009	32,226	10,274	31.9%	16,168	50.2%	5,783	17.9%	17
2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19
2011	18,786	10,975	58.4%	6,879	36.6%	932	5.0%	19
2012	18,783	11,332	60.3%	6,655	35.4%	796	4.2%	18
2013	23,398	11,314	48.4%	11,108	47.5%	976	4.2%	22
2014	25,773	11,105	43.1%	13,842	53.7%	826	3.2%	23
2015	53,319	25,404	47.6%	26,833	50.3%	1,082	2.0%	22
2016	80,897	45,756	56.6%	33,208	41.0%	1,933	2.4%	19
2017	133,881	84,120	62.8%	42,801	32.0%	6,926	5.2%	14
2018	121,531	95,240	78.4%	20,284	16.7%	6,007	4.9%	9

_________________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 60.3% were either paid in full or active and performing at September 30, 2019. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2019	2018	2018

Average number of extensions granted per month	5,152	10,460	10,128

Average number of outstanding accounts	177,094	174,425	174,738

Average monthly extensions as % of average outstandings	2.9%	6.0%	5.8%

_________________________

Note: Table excludes portfolios originated and owned by third parties

	September 30, 2019		September 30, 2018		December 31, 2018
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)
Contracts with one extension	26,120	$351,019	28,176	$374,711	27,991	$374,116
Contracts with two extensions	17,816	228,337	21,294	285,741	20,789	277,497
Contracts with three extensions	14,611	187,088	17,435	237,743	17,210	231,905
Contracts with four extensions	12,372	157,264	13,152	180,657	13,583	185,114
Contracts with five extensions	8,507	104,396	8,544	114,061	9,189	121,836
Contracts with six extensions	5,311	61,201	4,765	60,041	5,152	64,134
	84,737	$1,089,305	93,366	$1,252,954	93,914	$1,254,602

Managed portfolio (excluding originated and owned by 3rd parties)	177,575	$2,412,638	174,584	$2,342,889	176,042	$2,380,847

_________________________

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

Net cash provided by operating activities for the nine-month period ended September 30, 2019 was $170.0 million, an increase of $11.4 million, compared to net cash provided by operating activities for the nine-month period ended September 30, 2018 of $158.6 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash used in investing activities for the nine-month period ended September 30, 2019 was $177.7 million compared to net cash used in investing activities of $157.7 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $755.3 million and $650.6 million during the first nine months of 2019 and 2018, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $14.9 million compared to net cash used in financing activities of $4.6 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2019, we issued $726.2 million in new securitization trust debt compared to $622.1 million in the same period of 2018. We repaid $723.2 million in securitization trust debt in the nine months ended September 30, 2019 compared to repayments of securitization trust debt of $671.7 million in the prior year period. In the nine months ended September 30, 2019, we had net advances on warehouse lines of credit of $20.9 million, compared to net advances of $15.0 million in the prior year’s period. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations.

We purchase automobile contracts from dealers for a cash price approximately equal to their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. We have been dependent on warehouse credit facilities to purchase automobile contracts and our securitization transactions for long term financing of our contracts. In addition, we have accessed other sources, such as residual financings and subordinated debt in order to finance our continuing operations.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2019, we had unrestricted cash of $8.8 million and $142.8 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of September 30, 2019, we had approximately $19.7 million of such eligible collateral. During the nine-month period ended September 30, 2019, we completed three securitizations aggregating $726.2 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2019, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2019, we had approximately $2,279.1 million of debt outstanding. Such debt consisted primarily of $2,066.5 million of securitization trust debt and $157.8 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $32.2 million while our warehouse lines of credit debt has increased by $30.1 million since September 30, 2018 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $15.5 million and $16.9 million in subordinated renewable notes outstanding at September 30, 2019 and 2018, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At September 30, 2019, $40.0 million of this residual interest financing debt remains outstanding ($39.4 million net of deferred financing costs).

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2019, we had approximately $2,279.1 million of debt outstanding. Such debt consisted primarily of $2,066.5 million of securitization trust debt and $157.8 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $32.2 million while our warehouse lines of credit debt has increased by $30.1 million since September 30, 2018 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $15.5 million and $16.9 million in subordinated renewable notes outstanding at September 30, 2019 and 2018, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At September 30, 2019, $40.0 million of this residual interest financing debt remains outstanding ($39.4 million net of deferred financing costs). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we did not repurchase shares in the open market.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

July 2019	–	$–	–	$6,144,520
August 2019	–	$–	–	$6,144,520
September 2019	–	$–	–	$6,144,520
Total	–	$–	–

_________________________

(1)	Each monthly period is the calendar month.
(2)	Through September 30, 2019, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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
Date: November 12, 2019
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 12, 2019
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

