Form 10-K
period 2019-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2020-03-16
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes [X]      No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]      No[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 16,187,112 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $3.80 per share reported by Nasdaq as of June 30, 2019, was approximately $61,511,026. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 10, 2020 was 22,558,918.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2020 annual shareholders meeting is incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	51

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

We were incorporated and began our operations in March 1991. We consist of Consumer Portfolio Services, Inc. and subsidiaries (collectively, “we,” “us,” “CPS” or “the Company”). From inception through December 31, 2019, we have purchased a total of approximately $16.2 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2019 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for non-affiliates.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042

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

The majority of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee sales representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our sales representatives represent us exclusively. They may be located in our Irvine branch, in our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our sales representatives present dealers with a sales package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2019, we had 70 sales representatives, and in that month, we received applications from 6,439 dealers in 46 states. As of December 31, 2019, approximately 78% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

We also solicit credit applications directly from prospective automobile consumers through the internet under a program we refer to as our direct lending platform. For qualified applicants we offer terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. Applicants approved in this fashion are free to shop for and purchase a vehicle from a dealer of their choosing, after which we enter into a note and security agreement directly with the consumer. During the year ended December 31, 2019 automobile contracts originated under the direct lending platform represented 3.2% of our total acquisitions and represented 2.2% of our outstanding managed portfolio as of December 31, 2019. Regardless of whether an automobile contract is originated from one of our dealers or through our direct lending platform, the discussion that follows regarding our acquisitions guidelines, procedures and demographic statistics applies to all of our originated contracts.

For the year ended December 31, 2019, approximately 76% of the automobile contracts originated under our programs consisted of financing for used cars and 24% consisted of financing for new cars, as compared to 74% financing for used cars and 26% for new cars in the year ended December 31, 2018.

We originate automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 84 term securitizations of approximately $14.4 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2019 we have three such short-term warehouse facilities, each with a maximum borrowing amount of $100 million.

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

Contract Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer's customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. We also have a pass-through arrangement with another lender who sends us applications from their dealers in cases where that lender chooses not to approve those applications. For the year ended December 31, 2019, we received approximately 59% of all applications through DealerTrack (the industry leading dealership application aggregator), 15% through pass-through arrangements we have with other lenders, 24% via another aggregator, Route One and 2% via our website. Our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

Upon receipt an application, if the application meets certain minimum criteria, we immediately order two credit reports to document the buyer's credit history. If, upon review by our proprietary automated decisioning system, or in some cases, one of our credit analysts, we determine that the automobile contract meets our underwriting criteria, we advise the dealer of our decision to approve the contract and the terms under which we will purchase it. In some cases where we don’t grant an approval, we may discuss with the dealer alternatives from the terms proposed or request and review further information from the dealer.

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2019, no dealer accounted for as much as 1% of the total number of automobile contracts we purchased.

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

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2019 and 2018.

	Contracts Purchased During the Year Ended
	December 31, 2019		December 31, 2018
	Number	Percent (1)	Number	Percent (1)
California	7,056	12.6%	4,581	8.7%
Ohio	6,067	10.8%	4,641	8.8%
Indiana	3,524	6.3%	2,720	5.2%
North Carolina	3,016	5.4%	3,293	6.2%
Florida	2,739	4.9%	3,157	6.0%
Kentucky	2,612	4.7%	2,329	4.4%
Texas	2,371	4.2%	2,689	5.1%
Other States	28,534	51.0%	29,321	55.6%
Total	55,919	100.0%	52,731	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2019 and 2018.

	Outstanding Managed Portfolio as of
	December 31, 2019		December 31, 2018
	Amount	Percent (1)	Amount	Percent (1)
	($ in millions)
California	$250.2	10.4%	$202.9	8.5%
Ohio	203.0	8.4%	170.4	7.2%
Texas	144.6	6.0%	166.1	7.0%
North Carolina	139.9	5.8%	137.8	5.8%
Florida	133.9	5.5%	138.5	5.8%
All others	1,544.4	63.9%	1,565.1	65.7%
Total	$2,416.0	100.0%	$2,380.8	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

	2019	2018	2017	2016	2015

Average net acquisition fee charged (paid) to dealers (1)	$(25)	$(238)	$(34)	$15	$56
Average net acquisition fee as % of amount financed (1)	-0.1%	-1.4%	-0.2%	0.1%	0.3%
Weighted average annual percentage interest rate	19.2%	18.3%	19.1%	19.2%	19.3%
(1) Not applicable to direct lending platform

Our pricing strategy is driven by our objectives for new contract purchase quantities and yield. We believe that levels of acquisition fees are determined primarily by competition in the marketplace, which has been robust over the periods presented, and also by our pricing strategy. The competitive environment in 2017 and 2018 has resulted in generally higher fees paid to dealers in conjunction with our contract acquisitions, compared to the years 2016 and earlier when dealers were generally paying us fees. In the fourth quarter of 2018, we recalibrated our risk-based scoring and pricing model which contributed to higher contract interest rates and lower fees paid to dealers in 2019 compared to 2018. Paying fees to dealers increases our capital requirements for acquiring contracts.

We have offered eight different financing programs, and price each program according to the relative credit risk. Our programs cover a wide band of the sub-prime credit spectrum and are labeled as follows:

Bravo - this program accommodated an applicant with significant past non-performing credit including recent derogatory credit.  Advance rates were the lowest of all of our programs to offset the greater risk.  To offset the low up-front advance to the dealer, we agreed to pay the dealer a portion of future payments we receive from the obligor, depending on loan performance. The Bravo program was introduced in November of 2015 and was terminated in November of 2018.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 76% of our new contract acquisitions in 2019, 79% in 2018, and 73% in 2017, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$82,722	8.2%	$52,774	5.8%
Super Alpha	125,113	12.5%	93,581	10.4%
Alpha Plus	221,125	22.1%	196,555	21.8%
Alpha	337,814	33.7%	372,156	41.2%
Standard	149,531	14.9%	103,642	11.5%
Mercury / Delta	58,119	5.8%	55,745	6.2%
First Time Buyer	28,358	2.8%	23,569	2.6%
Bravo	–	0.0%	4,394	0.5%
	$1,002,782	100.0%	$902,416	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

Credit Scoring

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

Characteristics of Contracts.  All of the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2019 and 2018:

	Contracts Purchased During the Year Ended
	December 31, 2019	December 31, 2018

Average Original Amount Financed	$17,933	$17,114
Average Original Term	68 months	69 months
Average Down Payment Percent	7.9%	9.1%
Average Vehicle Purchase Price	$17,257	$16,184
Average Age of Vehicle	4 years	4 years
Average Age of Customer	42 years	43 years
Average Time in Current Job	5 years	5 years
Average Household Annual Income	$58,000	$56,000

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

We attempt to make telephonic contact with delinquent customers from one to 20 days after their monthly payment due date, depending on our assessment of the customer’s likelihood of payment during early stages of delinquency. If a customer has authorized us to do so, we may also send automated text message reminders at various stages of delinquency and our collectors may also choose to contact a customer via text message instead of, or in addition to, via telephone. Our customers can contact us via a toll-free number where they may choose to speak with a collector or to use our automated voice response system to access information about their account or to make a payment. They may respond to our collector’s text messages or chat with one of our collectors while logged into our website. Our contact priorities may be based on the customers' physical location, stage of delinquency, size of balance or other parameters. Our collectors inquire of the customer the reason for the delinquency and when we can expect to receive the payment. The collector will attempt to get the customer to make an electronic payment over the phone or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to a collector’s queue for subsequent contacts.

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

If we elect to repossess the vehicle, we assign the task to an independent national repossession service. Such services are licensed and/or bonded as required by law. Upon repossession it is stored until it is picked up by a wholesale auction that we designate, where it is kept until sold. Prior to sale, the customer has the right to redeem the vehicle by paying the contract in full. In some cases, we may return the vehicle to the customer if they pay all, or what we deem to be a sufficient amount, of the past due amount. Financed vehicles that have been repossessed are generally resold through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the automobile contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency. In most cases we will continue to contact our customers to recover all or a portion of this deficiency for up to several years after charge-off. From time to time, we sell certain charged off accounts to unaffiliated purchasers who specialize in collecting such accounts.

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

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 23 months, 23 months and 21 months as of December 31, 2019, December 31, 2018, and December 31, 2017, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios, because we do not bear the credit risk on such portfolios.

Delinquency, Repossession and Extension Experience

	December 31, 2019		December 31, 2018		December 31, 2017
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	177,604	$2,416,042	176,042	$2,380,847	173,998	$2,333,524
Period of delinquency (2)
31-60 days	13,737	189,214	13,182	183,974	10,163	138,395
61-90 days	6,695	91,675	5,577	74,485	4,741	63,081
91+ days	3,530	46,516	2,858	35,520	2,295	27,515
Total delinquencies (2)	23,962	327,405	21,617	293,979	17,199	228,991
Amount in repossession (3)	3,779	46,144	2,840	36,480	2,630	33,679
Total delinquencies and amount in repossession (2)	27,741	$373,549	24,457	$330,459	19,829	$262,670

Delinquencies as a percentage of gross servicing portfolio	13.5%	13.6%	12.3%	12.3%	9.9%	9.8%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	15.6%	15.5%	13.9%	13.9%	11.4%	11.3%

Extension Experience
Contracts with one extension, accruing (4)	27,677	$385,673	27,192	$364,575	31,708	$430,801
Contracts with two or more extensions, accruing (4)	54,440	673,918	61,977	828,573	55,203	756,561
	82,117	1,059,591	89,169	1,193,148	86,911	1,187,362

Contracts with one extension, non-accrual (4)	1,130	14,528	798	9,518	1,032	12,241
Contracts with two or more extensions, non-accrual (4)	4,441	55,436	3,946	51,912	2,701	35,626
	5,571	69,964	4,744	61,430	3,733	47,867

Total accounts with extensions	87,688	$1,129,555	93,913	$1,254,578	90,644	$1,235,229

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	We do not recognize interest income on accounts past due more than 90 days.

Net Credit Loss Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio (2)
	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Average portfolio outstanding	$1,192,484	$1,895,131	$2,334,008
Net charge-offs as a percentage of average portfolio (3)	12.2%	9.3%	7.7%

	Fair Value Receivables Portfolio (4)
	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Average portfolio outstanding	$1,212,226	$442,823	$	n/a
Net charge-offs as a percentage of average portfolio (3)	3.8%	1.3%		n/a

	Total Managed Portfolio
	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Average portfolio outstanding	$2,404,710	$2,341,954	$2,334,008
Net charge-offs as a percentage of average portfolio (3)	8.0%	7.7%	7.7%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	The finance receivables portfolio is comprised of contracts we originated prior to January 2018.
(3)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.
(4)	The fair value portfolio is comprised of contracts we have originated since January 2018.

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

The credit assessment for granting an extension is initially made by our collector, who bases the recommendation on the collector’s discussions with the obligor. In such assessments the collector will consider, among other things, the following factors: (1) the reason the obligor has fallen behind in payments; (2) whether or not the reason for the delinquency is temporary, and if it is, have conditions changed such that the obligor can begin making regular monthly payments again after the extension; (3) the obligor's past payment history, including past extensions if applicable; and (4) the obligor’s willingness to communicate and cooperate on resolving the delinquency. If the collector believes the obligor is a good candidate for an extension, he must obtain approval from his supervisor, who will review the same factors stated above prior to offering the extension to the obligor. After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs. We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2019, for accounts that received extensions from 2008 through 2018:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2019	% Active or Paid Off at December 31, 2019	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19
2009	32,226	10,274	31.9%	16,168	50.2%	5,783	17.9%	17
2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19
2011	18,786	10,975	58.4%	6,879	36.6%	932	5.0%	19
2012	18,783	11,329	60.3%	6,658	35.4%	796	4.2%	18
2013	23,398	11,265	48.1%	11,157	47.7%	976	4.2%	22
2014	25,773	10,966	42.5%	13,981	54.2%	826	3.2%	23
2015	53,319	24,793	46.5%	27,444	51.5%	1,082	2.0%	22
2016	80,897	44,105	54.5%	34,859	43.1%	1,933	2.4%	19
2017	133,881	79,941	59.7%	46,980	35.1%	6,926	5.2%	14
2018	121,531	89,876	74.0%	25,648	21.1%	6,007	4.9%	9

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off at December 31, 2019 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, in spite of the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Average number of extensions granted per month	5,962	10,128	11,157

Average number of outstanding accounts	177,256	174,738	173,137

Average monthly extensions as % of average outstandings	3.4%	5.8%	6.4%

	December 31, 2019		December 31, 2018		December 31, 2017
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Contracts with one extension	28,807	$400,202	27,991	$374,116	32,740	$443,042
Contracts with two extensions	17,895	229,555	20,789	277,497	24,375	335,643
Contracts with three extensions	14,423	181,896	17,210	231,905	16,378	227,980
Contracts with four extensions	12,367	153,170	13,583	185,114	9,506	129,795
Contracts with five extensions	8,742	103,989	9,189	121,836	5,096	67,703
Contracts with six extensions	5,454	60,743	5,152	64,134	2,549	31,067
	87,688	$1,129,555	93,914	$1,254,602	90,644	$1,235,230

Gross servicing portfolio	177,604	$2,416,042	176,042	$2,380,847	173,998	$2,333,524

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

Since 1994 we have conducted 84 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2019, 21 of those securitizations are active and all are structured as secured financings. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. In recent years, we have found that the securitizations we conducted in December of those years, had a tendency toward less investor demand in the related bonds than the securitizations we conducted in other times of the year. As a result, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since then have conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Securitizations
Period	Number of Term Securitizations	Amount of Receivables
		$ in thousands
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124

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

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in September 2018, extending the revolving period to September 2020, and adding an amortization period through September 2021. In April 2015, we entered into a second $100 million facility. This facility was renewed in April 2017 and again in February 2019, extending the revolving period to February 2021, followed by an amortization period to February 2023. In November 2015, we entered into a third $100 million facility. This facility was renewed in November 2017 and again in December 2019, extending the revolving period to December 2021, followed by an amortization period to December 2023.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2019 we were in compliance with all such covenants.

Competition

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies with operations similar to ours. In addition, competitors or potential competitors include other types of financial services companies, such as banks, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers. Many of our competitors and potential competitors possess substantially greater financial, sales, technical, personnel and other resources than we do. Moreover, our future profitability will be directly related to the availability and cost of our capital in relation to the availability and cost of capital to our competitors. Our competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to us. Many of these companies also have long-standing relationships with dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchase of automobiles from manufacturers, which we do not offer.

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

Employees

As of December 31, 2019, we had 1,010 employees. The breakdown of the employees is as follows: 10 were senior management personnel; 612 were servicing personnel; 202 were automobile contract origination personnel; 122 were sales personnel and program development (70 of whom were sales representatives); 64 were various administration personnel including human resources, legal, accounting and systems. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

We expect to earn quarterly profits during 2020; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.” One reason for our expectation is that we have had positive net income in each of the eight years fiscal ended December 31, 2019, although not in every quarter within that period.

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

If We Are Unable to Compete Successfully with our Competitors, Our Results of Operations May Be Impaired.

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers, such as Ford Motor Credit Company, LLC and General Motors Financial Company, Inc. Many of our competitors and potential competitors possess substantially greater financial, sales, technical, personnel and other resources than we do, including greater access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to us. Moreover, our future profitability will be directly related to the availability and cost of our capital relative to that of our competitors. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase automobile contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us.

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2019 and 2018, no single dealer accounted for as much as 1% of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

We Have Substantial Indebtedness.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2019, we had approximately $2,289.5 million of debt outstanding. Such debt consisted primarily of $2,097.7 million of securitization trust debt, and also included $134.8 million of warehouse lines of credit, $39.5 million of residual interest financing debt and $17.5 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Risks Related to General Factors

If The Economy of All or Certain Regions of the United States Falls into Recession, Our Results of Operations May Be Impaired.

Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of California, Ohio, Texas, North Carolina, and Florida, states in which our automobile contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to acquire suitable automobile contracts, or to securitize pools of such automobile contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase automobile contracts and result in reductions in our revenues or the cash flows available to us.

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

The Emergence of a Pandemic and Other Adverse External Events Could Negatively Impact Our Business.

Pandemics or concern about a possible pandemic, and other adverse external events, like natural disasters, could have a significant impact on the Company’s ability to conduct business or upon third parties who perform operational services for the Company or its customers. Such events could affect the stability of the Company’s customer base, impair the ability of borrowers to repay outstanding loans, cause significant property damage, disrupt the infrastructure that supports our business and the communities we are located in, negatively impact financial markets and interest rates result in lost revenue or cause the Company to incur additional expenses.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2019, our directors and executive officers collectively owned 5.4 million shares of our common stock, or approximately 24%.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2019, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2019 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2019 does not exceed $3 million.

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

Executive Officers of the Registrant

Charles E. Bradley, Jr., 60, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Jeffrey P. Fritz, 60, has been Executive Vice President and Chief Financial Officer since March 2014. Prior to that, he was Senior Vice President and Chief Financial Officer since April 2006. He was Senior Vice President of Accounting from August 2004 through March 2006 and served as a consultant to us from May 2004 to August 2004. He also served as our Chief Financial Officer from our inception through May 1999. He is a licensed Certified Public Accountant and has previously practiced public accounting.

Michael T. Lavin, 47, has been Executive Vice President and Chief Operating Officer since February 2019, and our Chief Legal Officer since March 2014.  Prior to that, he was our Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego based large law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County based firm of Trachtman & Trachtman from 2000 through 2001. Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Curtis K. Powell, 63, has been Senior Vice President – Product Development since May 2010. Previously he was our Senior Vice President – Sales from March 2007 to May 2010. Prior to that, he was our Senior Vice President of Originations from June 2001 to March 2007. Prior to that, he was our Senior Vice President – Marketing, from April 1995 to June 2001. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Mark A. Creatura, 60, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Christopher Terry, 52, has been Senior Vice President of Risk Management since May 2017. Prior to that he was our Senior Vice President of Servicing from May 2005 to August 2013. He was Senior Vice President of Asset Recovery from August 2013 to May 2017 and from January 2003 to May 2005. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 57, has been Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Laurie A. Straten, 53, has been Senior Vice President of Servicing since August 2013. Prior to that, she was our Senior Vice President of Asset Recovery since April 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time. Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

John P. Harton, 55, has been Senior Vice President - Sales since March 2014.  Prior to that, he held the position of Vice President – Marketing since April 2010. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

Danny Bharwani, 52, has been Senior Vice President – Finance since April 2016. Previously, he was our Vice President – Finance from June 2002. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2018	4.69	3.67
April 1 - June 30, 2018	4.48	3.27
July 1 - September 30, 2018	4.22	3.18
October 1 - December 31, 2018	4.06	2.99
January 1 - March 31, 2019	4.65	3.01
April 1 - June 30, 2019	3.97	3.25
July 1 - September 30, 2019	3.82	3.29
October 1 - December 31, 2019	3.60	3.06

As of January 1, 2020, there were 28 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	15,347,949	$4.59	1,457,581
Equity compensation plans not approved by security holders	–	–	–

Total	15,347,949	$4.59	1,457,581

Issuer Purchases of Equity Securities in the Fourth Quarter

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2019	–	$–	–	$6,144,520
November 2019	–	–	–	6,144,520
December 2019	–	–	–	6,144,520

Total	–	$–	–

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2019, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2019, we have purchased $5.0 million in principal amount of debt securities and $63.4 million of our common stock representing 17,696,200 shares.

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

	As of and For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015

Statement of Income Data
Revenues:
Interest income	$337,096	$380,297	$424,174	$408,996	$349,912
Other income	8,704	9,478	10,209	13,286	13,738
Total revenues	345,800	389,775	434,383	422,282	363,650

Expenses:
Employee costs	80,877	79,318	72,967	65,549	59,556
General and administrative	59,460	57,208	50,287	48,620	42,349
Interest expense	110,528	101,466	92,345	79,941	57,745
Provision for credit losses	85,773	133,080	186,713	178,511	142,618
Total expenses	336,638	371,072	402,312	372,621	302,268
Income before income tax expense	9,162	18,703	32,071	49,661	61,382
Income tax expense.	3,756	3,841	28,306	20,361	26,701
Net income .	$5,406	$14,862	$3,765	$29,300	$34,681

Earnings per share-basic	$0.24	$0.68	$0.17	$1.20	$1.34
Earnings per share-diluted	$0.22	$0.59	$0.14	$1.01	$1.10
Pre-tax income per share-basic (1)	$0.41	$0.85	$1.41	$2.04	$2.37
Pre-tax income per share-diluted (2)	$0.38	$0.75	$1.18	$1.71	$1.94
Weighted average shares outstanding-basic	22,416	21,989	22,687	24,356	25,935
Weighted average shares outstanding-diluted	24,064	24,988	27,214	29,035	31,584

Balance Sheet Data
Total assets	$2,539,249	$2,485,680	$2,424,841	$2,410,402	$2,128,925
Cash and cash equivalents	5,295	12,787	12,731	13,936	19,322
Restricted cash and equivalents	135,537	117,323	111,965	112,754	106,054
Finance receivables, net	885,890	1,454,709	2,195,797	2,172,365	1,909,490
Finance receivables measured at fair value	1,444,038	821,066	–	4	61
Warehouse lines of credit	134,791	136,847	112,408	103,358	194,056
Residual interest financing	39,478	39,106	–	–	9,042
Securitization trust debt	2,097,728	2,063,627	2,083,215	2,080,900	1,720,021
Long-term debt	17,534	17,290	16,566	14,949	15,138
Shareholders' equity .	202,641	197,118	183,937	186,218	161,159

(1)	Income before income tax expense divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax expense or benefit.
(2)	Income before income tax expense divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax expense or benefit.

	As of and
	For the Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015

Contract Originations / Securitizations
Automobile contract originations	$1,002,782	$902,416	$859,069	$1,088,785	$1,060,538
Automobile contracts securitized	1,014,124	883,452	870,000	1,214,997	795,000

Managed Portfolio Data
Contracts associated with the allowance for finance credit losses	$923,239	$1,551,797	$2,333,497	$2,307,956	$2,030,652
Contracts measured at fair value.	1,492,803	829,039	–	–	–
Contracts held by consolidated subsidiaries	$2,416,042	$2,380,836	$2,333,497	$2,307,956	$2,030,652
Fireside portfolio	–	–	–	3	61
Contracts held by non-consolidated subsidiaries	–	–	–	9	40
Third party portfolios (1)	–	11	33	102	383
Total managed portfolio	$2,416,042	$2,380,847	$2,333,530	$2,308,070	$2,031,136
Average managed portfolio	2,404,710	2,341,957	2,334,015	2,226,073	1,847,945

Weighted average fixed effective interest rate
(total managed portfolio) (2)	18.9%	18.9%	19.2%	19.4%	19.5%
Core operating expenses
(% of average managed portfolio) (3)	7.8%	5.8%	5.3%	5.1%	5.5%
Allowance for finance credit losses	$11,640	$67,376	$109,187	$95,578	$75,603
Allowance for finance credit losses (% of total contracts associated with the allowance)	1.3%	4.3%	4.7%	4.1%	3.7%
Aggregate allowance for finance credit losses and repossessions in inventory	$33,029	$91,940	$133,211	$124,503	$102,557
Aggregate allowance for finance credit losses (% of repossessions in inventory and contracts associated with the allowance).	3.6%	5.9%	5.7%	5.4%	5.1%
Total delinquencies (2) (4)	13.6%	12.3%	9.8%	9.2%	7.6%
Total delinquencies and repossessions in inventory (2) (4)	15.5%	13.9%	11.2%	11.0%	9.5%
Net charge-offs, finance receivables portfolio (2) (5) (6)	12.2%	9.3%	7.7%	7.0%	6.4%
Net charge-offs, fair value receivables portfolio (2) (5) (6)	3.8%	1.3%	n/a	n/a	n/a
Net charge-offs (2) (5)	7.9%	7.7%	7.7%	7.0%	6.4%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, provision for contingent liabilities, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying consolidated financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.
(6)	The finance receivables portfolio is comprised of contracts we acquired prior to January 2018. The fair value receivables portfolio is comprised of contracts we have acquired since January 2018.

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

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2010	$113,023	$756,203
2011	284,236	794,649
2012	551,742	897,575
2013	764,087	1,231,422
2014	944,944	1,643,920
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042

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

Since 1994 we have conducted 84 term securitizations of automobile contracts that we originated. As of December 31, 2019, 21 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2010	1	103,772
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in September 2018, extending the revolving period to September 2020, with an optional amortization period through September 2021. In April 2015, we entered into a second $100 million facility. This facility was renewed in April 2017 and again in February 2019, extending the revolving period to February 2021, followed by an amortization period to February 2023. In November 2015, we entered into a third $100 million facility. This facility was renewed in November 2017 and again in December 2019, extending the revolving period to December 2021, followed by an amortization period to December 2023.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the carrying value, an adjustment would be required. In the twelve-month period ended December 31, 2019, the net present value of the forecasted cash flows for the receivables acquired in the first and second quarter of 2018 exceeded the carrying value of that pool by $2.1 million, which we have recorded as a mark to market value of that pool of receivables.

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

We have recorded a liability as of December 31, 2019, which represents our best estimate of probable incurred losses for legal contingencies at that date. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2019, and in excess of the liability we have recorded, does not exceed $3 million.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 84 term securitizations of approximately $14.4 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2019 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2019 with the year ended December 31, 2018

Revenues.  During the year ended December 31, 2019, our revenues were $345.8 million, a decrease of $44.0 million, or 11.3%, from the prior year revenues of $389.8 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the year ended December 31, 2019 decreased $43.2 million, or 11.4%, to $337.1 million from $380.3 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the year months ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019			2018
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,192,484	$214,037	17.9%	$1,860,388	$336,434	18.1%
Finance receivables measured at fair value	1,212,226	123,059	10.2%	447,167	43,863	9.8%
Total	$2,404,710	$337,096	14.0%	$2,307,555	$380,297	16.5%

Other income decreased by $730,000, or 7.2%, to $9.5 million in the year ended December 31, 2018 from $10.2 million during the prior year. The decrease in other income resulted from a decrease of $1.2 million in revenues associated with direct mail and other related products and services that we offer to our dealers. This decrease was partially offset by an increase of $740,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $336.6 million for the year ended December 31, 2019, compared to $371.1 million for the prior year, a decrease of $34.4 million, or 9.3%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in interest expense, employee costs, and general and administrative expenses.

Employee costs increased by $1.6 million or 2.0%, to $80.9 million during the year ended December 31, 2019, representing 24.0% of total operating expenses, from $79.3 million for the prior year, or 24.5% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$1,002.8	$902.4
Contracts purchased (units)	55,919	52,731
Managed portfolio outstanding (dollars)	$2,416.0	$2,380.8
Managed portfolio outstanding (units)	181,498	176,042

Number of Originations staff	202	215
Number of Marketing staff	122	132
Number of Servicing staff	612	610
Number of other staff	74	75
Total number of employees	1,010	1,032

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $33.0 million, an increase of $2.0 million, or 6.3%, compared to the previous year and represented 9.8% of total operating expenses.

Interest expense for the year ended December 31, 2019 increased by $9.1 million to $110.5 million, or 8.9%, compared to $101.5 million in the previous year. Interest expense represented 32.8% of total operating expenses in 2019.

Interest on securitization trust debt increased by $6.9 million, or 7.7%, for the year ended December 31, 2019 compared to the prior year. The average balance of securitization trust debt increased 1.9% to $2,181.5 million for the year ended December 31, 2019 compared to $2,140.1 million for the year ended December 31, 2018. The cost of securitization debt during the year ended December 31, 2019 also increased to 4.4% from 4.2% in the prior year period. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. The cost of funds had moved up in 2018 before trending downward in 2019. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%

The annualized average rate on our securitization trust debt was 4.4% for the year ended December 31, 2019 compared to 4.2% in the prior year. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on our subordinated renewable notes decreased by $11,000, or 0.8%, for the year ended December 31, 2019 compared to the prior year. The average balance of the notes decreased from $16.5 million in the prior year to $15.0 million for the year ended December 31, 2019. However, the average interest rate on our subordinated notes increased to 9.6% for the year ended December 31, 2019 from 8.7% for the year ended December 31, 2018.

Interest expense on residual interest financing was $3.8 million in the year ended December 31, 2019 compared to $2.3 million in the prior year. This transaction closed in May 2018 and was not outstanding for the full year in 2018.

Interest expense on warehouse lines of credit increased by $650,000, or 8.4% for the year ended December 31, 2019 compared to the prior year. The increase in interest expense was due to the higher utilization of our warehouse lines in 2019 compared to 2018. This increase was partially offset by a decrease in the average interest rate on our warehouse credit line debt from 11.6% in 2018 to 9.7% in 2019.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019			2018
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,157,910	$214,037	18.5%	$1,860,388	$336,434	18.1%
Finance receivables at fair value	1,212,226	123,059	10.2%	447,167	43,863	9.8%
	2,370,136	337,096	14.2%	2,307,555	380,297	16.5%

Interest Bearing Liabilities
Warehouse lines of credit	$86,200	8,402	9.7%	$66,984	7,752	11.6%
Residual interest financing	40,000	3,822	9.6%	25,000	2,343	9.4%
Securitization trust debt	2,181,545	96,870	4.4%	2,140,093	89,926	4.2%
Subordinated renewable notes	14,982	1,434	9.6%	16,533	1,445	8.7%
	$2,322,727	110,528	4.8%	$2,248,610	101,466	4.5%

Net interest income/spread		$226,568			$278,831
Net interest margin (3)			9.6%			12.1%

Ratio of average interest earning assets to average interest bearing liabilities	102%			103%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Net interest income divided by average interest earning assets.

	Year Ended December 31, 2019
	Compared to December 31, 2018
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(122,397)	$(127,037)	$4,640
Finance receivables at fair value	79,196	75,045	4,151
	(43,201)	(51,992)	8,791
Interest Bearing Liabilities	$
Warehouse lines of credit	650	2,224	(1,574)
Residual interest financing	1,479	1,406	73
Securitization trust debt	6,944	1,742	5,202
Subordinated renewable notes	(11)	(136)	125
	9,062	5,236	3,826
Net interest income/spread	$(52,263)	$(57,228)	$4,965

The reduction in the annualized yield on our finance receivables for the year ended December 31, 2019 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,212.2 million for the twelve months ended December 31, 2019 compared to $447.2 million in the prior year period.

Provision for credit losses was $85.8 million for the year ended December 31, 2019, a decrease of $47.3 million, or 35.5% compared to the prior year and represented 25.5% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. In addition, we monitor the delinquency and net charge off rates in our portfolio to consider how such rates may affect the allowance for finance credit losses. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio. Since no receivables have been added to the legacy portfolio since December 2017, it has seasoned to the point where its weighted age is 42 months at December 31, 2019. We have also observed that receivables originated in 2017 have incurred credit losses at a significantly lower rate than receivables we originated in 2015 and 2016. The age of the legacy portfolio, its continuously declining balance and the significant variance of the relative credit performance of the vintage pools that make up the legacy portfolio have contributed to lower provisions for credit losses and lower levels of the allowance for finance credit losses. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income under the interest method on a level yield basis based on forecasted future cash flows net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expenses increased by $321,000, or 1.8%, to $17.9 million during the year ended December 31, 2019, compared to $17.6 million in the prior year, and represented 5.3% of total operating expenses. For the year ended December 31, 2019, we purchased 55,919 contracts representing $1,002.8 million in receivables compared to 52,731 contracts representing $902.4 million in receivables in the prior year.

Occupancy expenses decreased by $120,000 or 1.6%, to $7.5 million compared to $7.6 million in the previous year and represented 2.2% of total operating expenses.

Depreciation and amortization expenses increased by $84,000 or 8.5%, to $1,076,000 compared to $992,000 in the previous year and represented 0.2% of total operating expenses.

For the year ended December 31, 2019, we recorded income tax expense of $3.8 million, representing an effective income tax rate of 41.0%. For the year ended December 31, 2018, we recorded income tax expense of $3.8 million, representing an effective income tax rate of 20.5%. This includes $2.1 million of income tax benefit related to certain tax planning strategies and other adjustments. Excluding the impact of the tax benefit, the effective tax rate for 2018 would have been 31.8%.

Comparison of Operating Results for the year ended December 31, 2018 with the year ended December 31, 2017

Revenues.  During the year ended December 31, 2018, our revenues were $389.8 million, a decrease of $44.6 million, or 10.3%, from the prior year revenues of $434.4 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the year ended December 31, 2018 decreased $43.9 million, or 10.3%, to $380.3 million from $424.2 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the year months ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018			2017
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$1,860,388	$336,434	18.1%	$2,299,218	$424,174	18.4%
Finance receivables measured at fair value.	447,167	43,863	9.8%	–	–	–
Total	$2,307,555	$380,297	16.5%	$2,299,218	$424,174	18.4%

Other income decreased by $774,000, or 8.2%, to $8.7 million in the year ended December 31, 2018 from $9.5 million during the prior year. The decrease in other income resulted from a decrease of $600,000 in revenues associated with direct mail and other related products and services that we offer to our dealers, and a decrease of $200,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $371.1 million for the year ended December 31, 2018, compared to $402.3 million for the prior year, a decrease of $31.2 million, or 7.8%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in employee costs, interest expense, sales and general and administrative expenses.

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

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018			2017
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,860,388	$336,434	18.1%	$2,299,218	$424,174	18.4%
Finance receivables at fair value	447,167	43,863	9.8%	–	–	–
	2,307,555	380,297	16.5%	2,299,218	424,174

Interest Bearing Liabilities	$
Warehouse lines of credit	$66,984	7,752	11.6%	$62,353	7,933	12.7%
Residual interest financing	25,000	2,343	9.4%	–	–	–
Securitization trust debt	2,140,093	89,926	4.2%	2,172,145	83,084	3.8%
Subordinated renewable notes	16,533	1,445	8.7%	16,028	1,328	8.3%
	$2,248,610	101,466	4.5%	$2,250,526	92,345	4.1%

Net interest income/spread	$	$278,831			$331,829
Net interest margin (3)	$		12.7%			14.4%

Ratio of average interest earning assets to average interest bearing liabilities	103%			102%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Net interest income divided by average interest earning assets.

	Year Ended December 31, 2018
	$ Compared to December 31, 2017
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(87,740)	$(80,958)	$(6,782)
Finance receivables at fair value	43,863	43,863	–
	(43,877)	(37,095)	(6,782)
Interest Bearing Liabilities	$
Warehouse lines of credit	(181)	589	(770)
Residual interest financing	2,343	2,343	–
Securitization trust debt	6,842	(1,226)	8,068
Subordinated renewable notes	117	42	75
	9,121	1,748	7,373
Net interest income/spread	$(52,998)	$(38,843)	$(14,155)

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

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expenses increased by $2.0 million, or 12.5%, to $17.6 million during the year ended December 31, 2018, compared to $15.6 million in the prior year, and represented 4.7% of total operating expenses. For the year ended December 31, 2018, we purchased 52,731 contracts representing $902.4 million in receivables compared to 52,643 contracts representing $859.1 million in receivables in the prior year.

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

Net cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017 was $216.8 million, $216.2 million and $215.6 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash used in investing activities for the years ended December 31, 2019, 2018 and 2017 was $229.4 million, $242.2 million and $210.6 million, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables were $1,004.2 million (includes acquisition fees paid), $914.9 million and $859.1 million in 2019, 2018 and 2017, respectively.

Net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $23.3 million and $31.4 million, respectively. Net cash used in financing activities for the year ended December 31, 2017 was $7.0 million. Cash used or provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. We issued $1,000.5 million in new securitization trust debt in 2019 compared to $855.8 million in 2018 and $852.6 million in 2017. Repayments of securitization debt were $966.1 million, $876.1 million and $851.2 million in 2019, 2018 and 2017, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2019, we had unrestricted cash of $5.3 million and $163.2 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of December 30, 2019, we had approximately $12.9 million of such eligible collateral. During 2019 we completed four securitizations aggregating $1,000.5 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of December 31, 2019, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2019, we had approximately $2,289.5 million of debt outstanding. Such debt consisted primarily of $2,097.7 million of securitization trust debt and $134.8 million of debt from warehouse lines of credit. Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $17.5 million in subordinated renewable notes outstanding at December 31, 2019. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At December 31, 2019, $40.0 million of this residual interest financing debt remains outstanding ($39.5 million net of deferred financing costs).

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2019 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$17,534	$6,006	$6,907	$2,946	$1,675
Operating Leases	$23,342	$7,757	13,507	1,800	278

(1)	Securitization trust debt, in the aggregate amount of $2,097.7 million as of December 31, 2019, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $806.7 million in 2020, $583.8 million in 2021, $358.1 million in 2022, $261.8 million in 2023, $57.5 million in 2024, and $29.9 million in 2025.
(2)	Long-term debt represents subordinated renewable notes.

We anticipate repaying debt due in 2019 with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 87.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 3.00% per annum, with a minimum rate of 3.75% per annum. In September 2018, this facility was amended to extend the revolving period to September 2020 and to include an amortization period through September 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2019 there was $96.2 million outstanding under this facility.

Facility Established in April 2015. On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. In February 2019, this facility was amended to extend the revolving period to February 2021 followed by an amortization period through February 2023. At December 31, 2019 there was $40.6 million outstanding under this facility.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.00% per annum, with a minimum rate of 5.00% per annum. In December 2019, this facility was amended to extend the revolving period to December 2021 followed by an amortization period through December 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2019 there was no amount outstanding under this facility.

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

Capitalization

Over the period from January 1, 2017 through December 31, 2019 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance.	$39,106	$–	$–
Issuances	–	40,000	–
Payments	–	–	–
Capitalization of deferred financing costs	–	(1,081)	–
Amortization of deferred financing costs	372	187	–
Ending balance	$39,478	$39,106	$–

SECURITIZATION TRUST DEBT:
Beginning balance.	$2,063,627	$2,083,215	$2,080,900
Issuances	1,000,501	855,828	852,615
Payments	(966,144)	(876,094)	(851,193)
Amortization of discount	–	–	–
Reclassification of deferred financing costs	–	–	–
Capitalization of deferred financing costs	(6,808)	(6,198)	(6,104)
Amortization of deferred financing costs	6,552	6,876	6,997
Ending balance	$2,097,728	$2,063,627	$2,083,215

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$17,290	$16,566	$14,949
Issuances	5,764	3,175	4,083
Payments	(5,520)	(2,451)	(2,466)
Ending balance	$17,534	$17,290	$16,566

Residual Interest Financing.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%. As of December 31, 2019, $40.0 million of residual interest financing debt remains outstanding. This amount does not exclude $522,000 in unamortized debt issuance costs. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our consolidated balance sheets.

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

Securitization Trust Debt.   Since 2011, we treated all 34 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. We had $2,097.7 million of securitization trust debt outstanding at December 31, 2019.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2019 there were $17.5 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2019, we were in compliance with all such covenants.

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

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2019, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2020 (the "2020 Proxy Statement"). The 2020 Proxy Statement will be filed not later than April 19, 2020. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2020 Proxy Statement.

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

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 16, 2020	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2020	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
March 16, 2020	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
March 16, 2020	/s/ LOUIS M. GRASSO
Lou Grasso, Director
March 16, 2020	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
March 16, 2020	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
March 16, 2020	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
March 16, 2020	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
March 16, 2020	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Los Angeles, California

March 16, 2020

We have served as the Company's auditor since 2008.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$5,295	$12,787
Restricted cash and equivalents	135,537	117,323

Finance receivables	897,530	1,522,085
Less: Allowance for finance credit losses	(11,640)	(67,376)
Finance receivables, net	885,890	1,454,709

Finance receivables measured at fair value	1,444,038	821,066
Furniture and equipment, net	1,512	1,837
Deferred tax assets, net	15,480	19,188
Accrued interest receivable	11,645	31,969
Other assets	39,852	26,801
	$2,539,249	$2,485,680

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$47,077	$31,692
Warehouse lines of credit	134,791	136,847
Residual interest financing	39,478	39,106
Securitization trust debt	2,097,728	2,063,627
Subordinated renewable notes	17,534	17,290
	2,336,608	2,288,562
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value;authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value;authorized 1,870 shares; none issued Common stock, no par value; authorized 75,000,000 shares; 22,530,918 and 22,421,688 shares issued and outstanding at December 31, 2019 and		–
December 31, 2018, respectively	71,257	70,273
Retained earnings	139,805	134,399
Accumulated other comprehensive loss	(8,421)	(7,554)
	202,641	197,118

	$2,539,249	$2,485,680

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Interest income	$337,096	$380,297	$424,174
Other income	8,704	9,478	10,209
	345,800	389,775	434,383

Expenses:
Employee costs	80,877	79,318	72,967
General and administrative	33,004	31,037	26,578
Interest	110,528	101,466	92,345
Provision for credit losses	85,773	133,080	186,713
Sales	17,893	17,572	15,613
Occupancy	7,487	7,607	7,162
Depreciation and amortization	1,076	992	934
	336,638	371,072	402,312
Income before income tax expense	9,162	18,703	32,071
Income tax expense	3,756	3,841	28,306
Net income	$5,406	$14,862	$3,765

Earnings per share:
Basic	$0.24	$0.68	$0.17
Diluted	0.22	0.59	0.14

Number of shares used in computing earnings per share:
Basic	22,416	21,989	22,687
Diluted	24,064	24,988	27,214

See accompanying Notes to Consolidated Financial Statements.

F-4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$5,406	$14,862	$3,765
Other comprehensive income (loss); change in funded status of pension plan, net of $508, $173 and $232 in tax for 2019, 2018 and 2017, respectively	(867)	(372)	(500)
Comprehensive income	$4,539	$14,490	$3,265

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2017	23,587	$77,128	$115,772	$(6,682)	$186,218

Common stock issued upon exercise of options and warrants	647	1,085	–	–	1,085
Repurchase of common stock	(2,745)	(12,346)	–	–	(12,346)
Pension benefit obligation	–	–	–	(500)	(500)
Stock-based compensation	–	5,715	–	–	5,715
Net income	–	–	3,765	–	3,765
Balance at December 31, 2017	21,489	$71,582	$119,537	$(7,182)	$183,937

Common stock issued upon exercise of options and warrants	2,315	483	–	–	483
Repurchase of common stock	(1,382)	(5,307)	–	–	(5,307)
Pension benefit obligation	–	–	–	(372)	(372)
Stock-based compensation	–	3,515	–	–	3,515
Net income	–	–	14,862	–	14,862
Balance at December 31, 2018	22,422	$70,273	$134,399	$(7,554)	$197,118

Common stock issued upon exercise of options and warrants	488	352	–	–	352
Repurchase of common stock	(379)	(1,440)	–	–	(1,440)
Pension benefit obligation	–	–	–	(867)	(867)
Stock-based compensation	–	2,072	–	–	2,072
Net income	–	–	5,406	–	5,406
Balance at December 31, 2019	22,531	$71,257	$139,805	$(8,421)	$202,641

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$5,406	$14,862	$3,765
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	1,757	2,655	1,305
Net interest income accretion on fair value receivables	90,383	26,162	–
Depreciation and amortization	1,076	992	934
Amortization of deferred financing costs	8,281	8,453	8,738
Mark to fair value of finance receivables measured at fair value	(2,109)	–	–
Provision for credit losses	85,773	133,080	186,713
Stock-based compensation expense	2,072	3,515	5,715
Changes in assets and liabilities:
Accrued interest receivable	20,324	14,784	(10,520)
Other assets	7,464	(4,161)	5,361
Deferred tax assets, net	3,708	13,258	10,399
Accounts payable and accrued expenses	(7,351)	2,605	3,238
Net cash provided by operating activities	216,784	216,205	215,648

Cash flows from investing activities:
Originations of finance receivables held for investment	–	–	(859,069)
Payments received on finance receivables held for investment	481,289	605,353	647,619
Purchases of finance receivables measured at fair value	(1,004,194)	(914,949)	–
Payments on receivables portfolio at fair value	292,948	67,721	4
Change in repossessions held in inventory	1,354	757	1,490
Purchase of furniture and equipment	(751)	(1,077)	(669)
Net cash used in investing activities	(229,354)	(242,195)	(210,625)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	1,000,501	855,828	852,615
Proceeds from issuance of subordinated renewable notes	5,764	3,175	4,083
Payments on subordinated renewable notes	(5,520)	(2,451)	(2,466)
Net proceeds from (repayments of) warehouse lines of credit	(1,300)	23,809	9,309
Net advances of residual interest financing debt	–	40,000	–
Repayment of securitization trust debt	(966,144)	(876,094)	(851,193)
Payment of financing costs	(8,921)	(8,039)	(8,104)
Repurchase of common stock	(1,440)	(5,307)	(12,346)
Exercise of options and warrants	352	483	1,085
Net cash provided by (used in) financing activities	23,292	31,404	(7,017)

Increase (decrease) in cash and cash equivalents	10,722	5,414	(1,994)

Cash and cash equivalents at beginning of year	130,110	124,696	126,690
Cash and cash equivalents at end of year	$140,832	$130,110	$124,696

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for:
Interest	$101,812	$92,405	$83,110
Income taxes	(5,156)	417	9,319

Non-cash financing activities:
Right-of-use asset, net	(21,869)	–	–
Lease liability	23,327	–	–
Deferred office rent	(1,458)	–	–

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Ohio, Indiana, North Carolina, Florida and represented 12.6%, 10.8%, 6.3%, 5.4% and 4.9%, respectively, of contracts purchased during 2019 compared with 8.7%, 8.8%, 5.2%, 6.2% and 6.0% respectively in 2018. No other state had a concentration in excess of 4.9% in 2019. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2019, our unrestricted cash balance was $5.3 million, which exceeded the minimum amounts required by our financial covenants.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the carrying value, an adjustment would be required. In the three-month period ended December 31, 2019, the net present value of the forecasted cash flows for the receivables acquired in the first and second quarter of 2018 exceeded the carrying value of that pool by $2.1 million, which we have recorded as a mark to market value of that pool of receivables.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other Assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $7.5 million and $8.9 million at December 31, 2019 and 2018, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Direct mail revenues	$4,659	$5,829	$6,432
Convenience fee revenue	2,440	1,700	1,900
Recoveries on previously charged-off contracts	158	248	563
Sales tax refunds	1,239	887	866
Other	208	814	448
Other income for the period	$8,704	$9,478	$10,209

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Earnings per share were calculated using the weighted average number of shares outstanding for the related period. The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$5,406	$14,862	$3,765
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	22,416	21,989	22,687
Incremental common shares attributable to exercise of outstanding options and warrants	1,648	2,999	4,527
Denominator for diluted earnings per share	24,064	24,988	27,214
Basic earnings per share	$0.24	$0.68	$0.17
Diluted earnings per share	$0.22	$0.59	$0.14

Incremental shares of 11.3 million, 10.3 million and 7.5 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2019, 2018 and 2017, respectively, because the effect is anti-dilutive.

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

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2019 we were in compliance with all such financial covenants.

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

We have recorded a liability as of December 31, 2019, which represents our best estimate of the immaterial aggregate probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred, over and above such losses as are probable, cannot be estimated with certainty.

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance changes the criteria under which credit losses are measured. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to establish credit loss estimates. ASU 2016-13 was initially scheduled to become effective for interim and annual reporting periods beginning after December 15, 2019, however on October 16, 2019, the FASB changed the effective date for smaller reporting companies to interim and annual reporting periods beginning after December 15, 2022. Early adoption would still be permitted for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating whether to early adopt the provisions of ASU 2016-13, however, it is expected that the new CECL model will alter the assumptions used in calculating the Company's credit losses for receivables acquired prior to 2018, given the change to estimated losses for the estimated life of the financial asset, and will likely result in a material effect on the Company’s financial position and results of operations.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $135.5 million and $117.3 million as of December 31, 2019 and 2018, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $54.8 million and $48.5 million as of December 31, 2019 and 2018, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2019	2018
	(In thousands)
Finance receivables
Automobile finance receivables, net of unearned interest	$895,566	$1,518,395
Unearned acquisition fees, discounts and deferred origination costs, net	1,964	3,690
Finance receivable	$897,530	$1,522,085

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Delinquency Status
Current	$698,870	$1,262,730
31 - 60 days	107,951	157,688
61 - 90 days	57,395	66,134
91 + days	31,350	31,843
	$895,566	$1,518,395

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $31.4 million and $31.8 million at December 31, 2019 and 2018, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
		(In thousands)
Balance at beginning of year	$67,376	$109,187	$95,578
Provision for credit losses	85,773	133,080	186,713
Charge-offs	(184,449)	(220,523)	(211,948)
Recoveries	42,940	45,632	38,844
Balance at end of year	$11,640	$67,376	$109,187

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2019	2018
	(In thousands)
Gross balance of repossessions in inventory	$28,933	$33,462
Allowance for losses on repossessed inventory	(21,389)	(24,564)
Net repossessed inventory included in other assets	$7,544	$8,898

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2019	2018
	(In thousands)
Furniture and fixtures	$1,648	$1,647
Computer and telephone equipment..	6,803	6,203
Leasehold improvements	1,507	1,507
	9,958	9,357
Less: accumulated depreciation and amortization	(8,446)	(7,520)
	$1,512	$1,837

Depreciation expense totaled $1,076,000, $992,000 and $934,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2019 (2)	Principal	2019	2018	2019
	(Dollars in thousands)
CPS 2014-A	June 2021	–	180,000	–	15,328	–
CPS 2014-B	September 2021	–	202,500	–	24,051	–
CPS 2014-C	December 2021	–	273,000	19,758	40,896	5.24%
CPS 2014-D	March 2022	24,090	267,500	23,755	46,489	5.53%
CPS 2015-A	June 2022	28,533	245,000	26,713	52,448	5.31%
CPS 2015-B	September 2022	35,509	250,000	36,338	64,591	5.10%
CPS 2015-C	December 2022	52,624	300,000	53,579	90,639	5.77%
CPS 2016-A	March 2023	69,830	329,460	71,599	119,444	6.10%
CPS 2016-B	June 2023	84,403	332,690	82,667	135,688	6.40%
CPS 2016-C	September 2023	85,473	318,500	83,696	136,114	6.42%
CPS 2016-D	April 2024	66,807	206,325	65,021	104,645	4.74%
CPS 2017-A	April 2024	73,549	206,320	71,450	113,527	4.81%
CPS 2017-B	December 2023	89,706	225,170	76,201	127,726	4.14%
CPS 2017-C	September 2024	91,672	224,825	80,315	131,845	4.08%
CPS 2017-D	June 2024	93,992	196,300	83,801	132,919	3.70%
CPS 2018-A	March 2025	100,639	190,000	91,258	142,643	3.61%
CPS 2018-B	December 2024	118,234	201,823	111,188	167,809	4.01%
CPS 2018-C	September 2025	140,405	230,275	130,064	204,418	4.09%
CPS 2018-D	June 2025	164,200	233,730	149,470	224,189	4.08%
CPS 2019-A	March 2026	202,830	254,400	186,900	–	3.95%
CPS 2019-B	June 2026	193,284	228,275	184,308	–	3.58%
CPS 2019-C	December 2026	223,764	243,513	216,650	–	3.02%
CPS 2019-D	March 2027	267,750	274,313	265,035	–	2.60%
		$2,207,294	$5,613,919	$2,109,766	$2,075,409

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $806.7 million in 2020, $583.8 million in 2021, $358.1 million in 2022, $261.8 million in 2023, $57.5 million in 2024, and $29.9 million in 2025.

(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $12.0 million and $11.8 million as of December 31, 2019 and December 31, 2018, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2019.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2019, restricted cash under the various agreements totaled approximately $135.5 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(6) Debt

The terms of our debt outstanding at December 31, 2019 and 2018 are summarized below:

			December 31,	December 31,
			2019	2018
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	February 2021	$40,558	$38,198

	3.00% over one month Libor (Minimum 3.75%)	September 2020	96,225	99,885

	4.00% over a commercial paper rate (Minimum 5.00%)	December 2021	–	–

Residual interest financing	8.60%	January 2026	40,000	40,000

Subordinated renewable notes	Weighted average rate of 9.75% and 8.53% at December 31, 2019 and December 31, 2018, respectively	Weighted average maturity of April 2022 and January 2021 at December 31, 2019 and December 31, 2018, respectively	17,534	17,290

			$194,317	$195,373

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $2.0 million and $1.2 million as of December 31, 2019 and December 31, 2018, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit and residual interest financing on our Consolidated Balance Sheets.

On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 87.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 3.00% per annum, with a minimum rate of 3.75% per annum. In September 2018, this facility was amended to extend the revolving period to September 2020 and to include an amortization period through September 2021 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2019 there was $96.2 million outstanding under this facility.

On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. In February 2019, this facility was amended to extend the revolving period to February 2021 followed by an amortization period through February 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2019 there was $40.6 million outstanding under this facility.

On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.00% per annum, with a minimum rate of 5.00% per annum. In December 2019, this facility was amended to extend the revolving period to December 2021 followed by an amortization period through December 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2019 there was no amount outstanding under this facility.

The total outstanding debt on our three warehouse lines of credit was $136.8 million as of December 31, 2019, compared to $138.1 million outstanding as of December 31, 2018.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unamortized debt issuance costs of $522,000 have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Consolidated Balance Sheets.

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

The following table summarizes the contractual and expected maturity amounts of long term debt as of December 31, 2019:

Subordinated
Contractual maturity	renewable
date	notes
(In thousands)
2020	$6,006
2021	4,316
2022	2,591
2023	2,121
2024	825
Thereafter	1,675
Total	$17,534

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

Stock Purchases

For the year ending December 31, 2019, we purchased 378,470 shares of our common stock at an average price of $3.97. In October 2017 our board of directors authorized the repurchase of up to $10 million of our common stock. There is approximately $6.1 million of board authorization remaining under such plans, which have no expiration date. The table below describes the purchase of our common stock for the twelve-month periods ended December 31, 2019 and 2018:

	Twelve Months Ended
	December 31, 2019		December 31, 2018

	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	335,546	$3.95	1,258,797	$3.77
Shares redeemed upon net exercise of stock options	18,424	3.76	33,604	4.37
Other	24,500	4.20	90,000	4.13
Total stock purchases	378,470	$3.97	1,382,401	$3.81

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $1.11, $1.06 and $1.32, respectively. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 37% to 39% for 2019, 31% to 34% for 2018, and 35% to 37% for 2017. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2019	2018	2017
Expected life (years)	4.02	3.99	4.02
Risk-free interest rate	1.53%	2.74%	1.59%
Volatility	37%	34%	36%
Expected dividend yield	–	–	–

For the years ended December 31, 2019, 2018 and 2017, we recorded stock-based compensation costs in the amount of $2.1 million, $3.5 million and $5.7 million, respectively. As of December 31, 2019, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $3.1 million. This amount will be recognized as expense over a weighted-average period of 2.1 years.

At December 31, 2019 and 2018, options outstanding had intrinsic values of $4.8 million and $4.9 million, respectively. At December 31, 2019 and 2018, options exercisable had intrinsic values of $4.8 million and $4.9 million, respectively. The total intrinsic value of options exercised was $1.4 million and $869,000 for the years ended December 31, 2019 and 2018, respectively. New shares were issued for all options exercised during the year ended December 2019 and cash of $422,000 was received. At December 31, 2019, there were a total of 1,458,000 additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2019 for stock options under the 2006 and 1997 plans is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	14,421	$4.57	N/A
Granted	1,490	3.53	N/A
Exercised	(488)	0.86	N/A
Forfeited/Expired	(75)	4.00	N/A
Options outstanding at the end of period	15,348	$4.59	3.34 years

Options exercisable at the end of period	11,717	$4.87	2.69 years

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2019, 2018 and 2017.

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

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest on finance receivables	$211,138	$334,634	$423,567
Interest on finance receivables at fair value	123,059	43,863	–
Other interest income	2,899	1,800	607
Interest income	$337,096	$380,297	$424,174

The following table presents the components of interest expense:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Securitization trust debt	$96,870	$89,926	$83,084
Warehouse lines of credit	8,402	7,752	7,933
Residual interest financing	3,822	2,343	–
Subordinated renewable notes	1,434	1,445	1,328
Interest expense	$110,528	$101,466	$92,345

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current federal tax expense	$(574)	$(7,526)	$14,369
Current state tax expense	105	(2,064)	3,305
Deferred federal tax expense	2,759	9,074	10,131
Deferred state tax expense	1,466	4,357	501
Income tax expense	$3,756	$3,841	$28,306

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2019, 2018 and 2017 differs from the amount determined by applying the statutory federal rate to income before income taxes as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Expense at federal tax rate	$1,924	$3,928	$11,225
State taxes, net of federal income tax effect	1,027	1,718	1,831
Stock-based compensation	169	238	682
Non-deductible expenses	856	824	171
Effect of change in tax rate	–	–	15,117
Accounting method change	–	(2,100)	–
Other	(220)	(767)	(720)
	$3,756	$3,841	$28,306

For the year ended December 31, 2018, we recorded income tax expense of $3.8 million which include a $2.1 million net tax benefit related to certain tax planning strategies and other adjustments. Without the benefit, income tax expense for 2018 would have been $5.9 million.

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred Tax Assets:
Finance receivables	$–	$1,867
Accrued liabilities	307	256
NOL carryforwards	17,240	7,736
Built in losses	4,008	4,651
Pension accrual	1,927	1,552
Stock compensation	4,385	4,161
Lease liability	5,232	–
Other	164	356
Total deferred tax assets	33,263	20,579
		$
Deferred Tax Liabilities:	$
Finance receivables	$(12,180)	$–
Deferred loan costs	(542)	(1,137)
Lease right-of-use assets	(4,855)	–
Furniture and equipment	(206)	(254)
Total deferred tax liabilities	(17,783)	(1,391)
		$
Net deferred tax asset	$15,480	$19,188

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $15.5 million as of December 31, 2019 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $15.5 million consists of approximately $11.5 million of net U.S. federal deferred tax assets and $4.0 million of net state deferred tax assets. The major components of the deferred tax asset are $21.2 million in net operating loss carryforwards and built in losses.

As of December 31, 2019, we had net operating loss carryforwards for state income tax purposes of $70.5 million. These state net operating losses begin to expire in 2024.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2019, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2016.

(10) Related Party Transactions

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public. The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. The note was redeemed at par plus accrued interest in February 2019.

(11) Commitments and Contingencies

Leases

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

We determine if a contract contains a lease at contract inception. Right-of-use assets and liabilities are recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the Company’s incremental borrowing rate. Right-of-use assets are included in other assets and lease liabilities are included in accounts payable and accrued expenses in our Condensed Consolidated Balance Sheet at December 31, 2019.

The following table presents the supplemental balance sheet information related to leases:

Year Ended,
December 31, 2019
(In thousands)
Operating Leases
Operating lease right-of-use assets	$23,735
Less: Accumulated amortization right-of-use assets	(6,600)
Operating lease right-of-use assets, net	$17,135
$
Operating lease liabilities	(18,527)
$
Finance Leases	$
Property and equipment, at cost	$876
Less: Accumulated depreciation	(150)
Property and equipment, net	$726
$
Finance lease liabilities	$(718)
$
Weighted Average Discount Rate	$
Operating lease	5.0%
Finance lease	6.4%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease

2020	$7,757	$309
2021	7,449	305
2022	6,058	127
2023	1,389	27
2024	411	13
Thereafter	278	–
Total undiscounted lease payments	23,342	781
Less amounts representing interest	(4,815)	(63)
Lease Liability	$18,527	$718

The following table presents the leases expense included in Occupancy, General and administrative on our Condensed Consolidated Statement of Operations:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating lease cost	$7,521	$7,124	$6,266
Finance lease cost	160	–	–
Total lease cost	$7,681	$7,124	$6,266

The following table presents the supplemental cash flow information related to leases:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:	$	$
Operating cash flows from operating leases	$7,584	$6,809	$6,053
Operating cash flows from finance leases	133	37	73
Financing cash flows from finance leases	27	9	17

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2019, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2019 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of December 31, 2019 does not exceed $3 million.

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

(12) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to the maximum allowed under the law. We may, at our discretion, match 100% of employees’ contributions up to $2,000 per employee per calendar year. Our matching contributions to the 401(k) Plan were $1.6 million, $1.5 million, and $1.2 respectively, for the years ended December 31, 2019, 2018 and 2017.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$20,085	$22,562
Service cost	–	–
Interest cost	808	775
Assumption changes	3,047	(1,867)
Actuarial (gain) loss	141	(361)
Settlements	–	–
Benefits paid	(1,084)	(1,024)
Projected benefit obligation, end of year	$22,997	$20,085

Change in Plan Assets
Fair value of plan assets, beginning of year	$14,368	$16,446
Return on assets	3,017	(1,806)
Employer contribution	–	1,000
Expenses	(391)	(248)
Settlements	–	–
Benefits paid	(1,084)	(1,024)
Fair value of plan assets, end of year	$15,910	$14,368

Funded Status at end of year	$(7,087)	$(5,717)

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2019 and 2018 were as follows:

	December, 31
	2019	2018
Weighted average assumptions used to determine benefit obligations
Discount rate	3.07%	4.11%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.11%	3.50%
Expected return on plan assets	7.25%	7.25%

Our overall expected long-term rate of return on assets is 7.25% per annum as of December 31, 2019. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2019	2018	2017
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$–	$–	$–
Other liabilities	(7,087)	(5,717)	(6,116)
Net amount recognized	$(7,087)	$(5,717)	$(6,116)

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$13,092	$11,896	$11,350
Unrecognized transition asset	–	–	–
Net amount recognized	$13,092	$11,896	$11,350

Components of net periodic benefit cost
Interest cost	$808	$775	$855
Expected return on assets	(1,012)	(1,163)	(1,149)
Amortization of transition asset	–	–	–
Amortization of net loss	376	443	405
Net periodic benefit cost	172	55	111
Settlement (gain)/loss	–	–	–
Total	$172	$55	$111

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$1,197	$545	$732
Prior service cost (credit)	–	–	–
Amortization of prior service cost.	–	–	–
Net amount recognized in other comprehensive loss (income)	$1,197	$545	$732

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 is $382,000.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average asset allocation of our pension benefits at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	82%	78%
Debt securities	18%	22%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2020	$870
2021	906
2022	943
2023	966
2024	997
Years 2025 - 2029	5,592

Anticipated Contributions in 2020	$1,052

The fair value of plan assets at December 31, 2019 and 2018, by asset category, is as follows:

	December 31, 2019
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Investment Name:
Company Common Stock	$2,950	$–	$–	$2,950
Large Cap Value	–	2,370	–	2,370
Mid Cap Index	–	658	–	658
Small Cap Growth	–	655	–	655
Small Cap Value	–	674	–	674
Large Cap Blend	–	683	–	683
Growth	–	2,342	–	2,342
International Growth	–	2,667	–	2,667
Core Bond	–	1,909	–	1,909
High Yield	–	386	–	386
Inflation Protected Bond	–	509	–	509
Money Market	–	107	–	107
Total.	$2,950	$12,960	$–	$15,910

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Investment Name:
Company Common Stock	$2,635	$–	$–	$2,635
Large Cap Value	–	1,983	–	1,983
Mid Cap Index	–	563	–	563
Small Cap Growth	–	559	–	559
Small Cap Value	–	558	–	558
Large Cap Blend	–	587	–	587
Growth	–	2,031	–	2,031
International Growth	–	2,301	–	2,301
Core Bond	–	1,921	–	1,921
High Yield.	–	364	–	364
Inflation Protected Bond	–	510	–	510
Money Market	–	356	–	356
Total	$2,635	$11,733	$–	$14,368

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.

(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.

(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Twelve Months Ended
	December 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$821,066	$–
Finance receivables at fair value acquired during period	1,004,194	914,949
Payments received on finance receivables at fair value	(292,948)	(67,720)
Net interest income accretion on fair value receivables	(90,383)	(26,163)
Mark to fair value	2,109	–
Balance at end of period	$1,444,038	$821,066

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	December 31, 2019		December 31, 2018
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$1,492,803	$1,444,038	$829,039	$821,066

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	December 31,			December 31,
	2019	2018	Unobservable Inputs	2019	2018
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,444,038	$821,066	Discount rate	8.9% - 11.1%	8.9% - 9.9%
			Cumulative net losses	15.0% - 16.1%	15% - 16%

The following table summarizes the delinquency status using the contractual balance of these finance receivables measured at fair value as of December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
	(In thousands)
Delinquency Status
Current	$1,344,883	$787,707
31 - 60 days	81,262	26,285
61 - 90 days	34,280	8,350
91 + days	15,167	3,677
Repo	17,211	3,020
	$1,492,803	$829,039

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other assets on our consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2019, the finance receivables related to the repossessed vehicles in inventory totaled $28.9 million. We have applied a valuation adjustment, or loss allowance, of $21.4 million, which is based on a recovery rate of approximately 26%, resulting in an estimated fair value and carrying amount of $7.5 million. The fair value and carrying amount of the repossessed inventory at December 31, 2018 was $8.9 million after applying a valuation adjustment of $24.6 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2019 and 2018. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at December 31, 2019 and 2018, were as follows:

	As of December 31, 2019
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,295	$5,295	$–	$–	$5,295
Restricted cash and equivalents	135,537	135,537	–	–	135,537
Finance receivables, net	885,890	–	–	841,160	841,160
Accrued interest receivable	11,645	–	–	11,645	11,645
Liabilities:
Warehouse lines of credit	$134,791	$–	$–	$134,791	$134,791
Accrued interest payable	5,254	–	–	5,254	5,254
Securitization trust debt	2,097,728	–	–	2,116,520	2,116,520
Subordinated renewable notes	17,534	–	–	17,534	17,534

	As of December 31, 2018
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,787	$12,787	$–	$–	$12,787
Restricted cash and equivalents	117,323	117,323	–	–	117,323
Finance receivables, net	1,454,709	–	–	1,434,631	1,434,631
Accrued interest receivable	31,969	–	–	31,969	31,969
Liabilities:
Warehouse lines of credit	$136,847	$–	–	$136,847	$136,847
Accrued interest payable	4,819	–	–	4,819	4,819
Securitization trust debt	2,063,627	–	–	2,051,920	2,051,920
Subordinated renewable notes	17,290	–	–	17,290	17,290

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14) Subsequent Events

On January 15, 2020 we executed our first securitization of 2020. In the transaction, qualified institutional buyers purchased $260.0 million of asset-backed notes secured by $260.0 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2020-A, consist of six classes. Ratings of the notes were provided by Moody’s and DBRS, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 3.08%.

The 2020-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 4.00% of the original receivable pool balance, or 11.00% of the then outstanding pool balance. The transaction utilized a pre-funding structure, in which CPS sold approximately $170.9 million of receivables at inception and approximately $89.1 million of additional receivables in February 2020. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

