Form 10-K/A
period 2019-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2020-04-29
CIK 889609

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of the close of business on April 27, 2020, there were 22,728,109 common shares of the registrant outstanding. The aggregate market value of the 17,931,572 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $3.80 per share reported by Nasdaq as of June 28, 2019, was approximately $68,139,974. For purposes of this computation, a registrant sponsored pension plan and all directors are deemed to be affiliates. Such determination is not an admission that such plan and directors are in fact affiliates of the registrant.

EXPLANATORY NOTE

On March 16, 2020, Consumer Portfolio Services, Inc. (the “Company” or “CPS”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14, of the 2019 Form 10-K to include information previously omitted from the 2019 Form 10-K in reliance on General Instruction G(3) to Form 10-K. That instruction provides that registrants may incorporate by reference certain information from a definitive proxy statement, or, if such statement is not filed by 120 days after the end of the fiscal year, then by amendment of the annual report. Accordingly, Part III of the 2019 Form 10-K is hereby amended to add the information set forth below.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2019 Form 10-K with the SEC on March 16, 2020 and no attempt has been made in this Amendment to modify or update other disclosures contained in the 2019 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below. None of the Company’s directors currently serves on the board of directors of any other publicly-traded companies.

Charles E. Bradley, Jr., 60, has been the President and a director of the Company since its formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Mr. Bradley has been the Company's Chief Executive Officer since January 1992. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

Chris A. Adams, 71, has been a director of the Company since August 2007. Since 1982 he has been the owner and chief executive of Latrobe Pattern Company and K Castings Inc., which are firms engaged in the business of fabricating metal parts. With his experience as chief executive of manufacturing companies, Mr. Adams contributes to the Company’s Board significant organizational and operational management skills.

Brian J. Rayhill, 57, has been a director of the Company since August 2006. Mr. Rayhill has been a practicing attorney in New York State since 1988. As an experienced advocate, counselor and litigator, Mr. Rayhill brings legal knowledge and perspective to the Company’s Board.

William B. Roberts, 82, has been a director of the Company since its formation in March 1991.  Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts. Having spent decades in the business of finance, Mr. Roberts brings to the Company’s Board his perspective and judgment regarding means of financing its business.

Gregory S. Washer, 58, has been a director of the Company since June 2007. He was the president and owner of Clean Fun Promotional Marketing, a promotional marketing company, from its founding in 1986 through its sale in September 2014. He continued to act as president of Clean Fun through August 2017, and is now retired. With his experience in promotions and marketing, Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 61, has been a director of the Company since July 2001. Mr. Wood was president of Carclo Technical Plastics, a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics. As president of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements. He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

Executive Officers

The information regarding the Company’s executive officers set forth in Part I of this report under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company. Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2019 were timely filed, except that the initial report of our newly-elected director, Mr. Grasso, which reported holdings of zero, was filed late.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this report. Based on such review and discussions and relying thereon, we have recommended to the Company's Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

THE COMPENSATION COMMITTEE

Chris A. Adams (chairman)           William B. Roberts          Daniel S. Wood

Compensation Discussion and Analysis

2019 Say-on-Pay Advisory Vote Outcome

The Compensation Committee annually considers the results of the most recent advisory vote by shareholders to approve executive officer compensation. In the 2019 advisory vote, a majority of the voted shares (56%) approved the compensation of our named executive officers. The Compensation Committee has noted the substantial negative vote, but has determined to retain the existing design, purposes and structure of our executive compensation programs. The Compensation Committee will continue to consider the results from future shareholder advisory votes regarding executive officer compensation in its future administration of executive compensation.

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

The table below provides comparative information regarding the components of our year 2019 executive compensation program. We are applying the same elements in our executive compensation program for the year 2020.

Element	Form		Objectives and Basis
Base Salary	Cash	•	Attract and retain high quality personnel
		•	Targeted to be superior to compensation offered by our competitors
Annual Incentive Bonus	Cash	•	Achieve objectives set annually
		•	Annual bonus amount is set and computed as a percentage of base salary
		•	Actual payout determined by Company and individual performance
		•	Target total cash (base salary + target bonus) designed to be superior to compensation offered by our competitors
Long-Term Incentive	Stock	•	Align interests of executives with those of shareholders;
Compensation	options	•	Target long-term incentive award size designed to retain executives through long-term vesting and the potential for wealth accumulation, contingent on benefit to the shareholders

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

The Base Salary Element

With respect to the retention objective, the Committee considers an executive's base salary to be the most critical component.  Acting primarily on the basis of recommendations of the chief executive officer, the Committee determines whether to adjust other officers' base salaries annually, with typical adjustments ranging from zero (applicable to most of the Company’s executive officers from 2017 to the present) to as much as a 10% increase from the prior year's rate.  Where exceptional circumstances apply, such as recruitment of a new executive officer, a promotion to executive officer status or a special need to retain an individual officer, the chief executive officer may recommend, and the Committee may approve, a larger increase.

The Company's general approach in setting the annual compensation of its named executive officers is to set those officers’ base compensation by reference to their base rates for the preceding year. During the year ended December 2019, the Company's chief executive officer, Charles E. Bradley, Jr., received $995,000 in base salary. In setting that rate in the first quarter of 2019, the Committee considered the base salary rate that the Company had paid in the prior year ($995,000), the desirability of ensuring retention of the services of the Company's incumbent chief executive officer, the Company’s financial performance, and the levels of chief executive officer compensation prevailing among other financial services companies. The Committee considered whether to adjust officers’ base compensation for 2019, and determined not to increase the base rate for the chief executive officer or the other named executive officers.

The Annual Incentive Bonus (EMB) element

To encourage executive officers and key management personnel to exercise their best efforts and management skills toward causing the Company to meet its overall objective, and toward achieving designated specific individual objectives, the Company has implemented an Executive Management Bonus Plan, with annual payouts. Under the Company's bonus plan as applied to the year ended December 2019, the Company’s two executive vice presidents (each of whom is among the named executive officers) were eligible to receive a cash bonus of up to 160% of their base salaries, and the Company’s senior vice presidents (two of whom is among the named executive officers) were eligible to receive a cash bonus of up to 120% of their base salaries. The chief executive officer was eligible to receive a cash bonus of up to 600% of his base salary. The implementation of this element for the year 2019 is discussed below.

The Long-Term Incentive Compensation Element

The Committee also awards incentive and non-qualified stock options under the Company's stock option plans. Such awards are designed to assist in the retention of key executives and management personnel and to create an incentive to create shareholder value over a sustained period of time. The Company believes that stock options are a valuable tool in compensating and retaining employees. During the year ended December 31, 2019, the Committee granted stock options to the Company's executive officers. All such grants were awarded in August 2019, and all carry exercise prices equal to the market price for the Company's common stock at the date of grant. The terms of such options are described below, under the caption "Grants of Plan-Based Awards in Last Fiscal Year." The numbers of shares made subject to each of the option grants were based on various factors relating to the responsibilities of the individual officers and to the extent of previous grants to such individuals.

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

Specific Objectives and Evaluation

In the first quarter of 2019 the compensation committee designated specific objectives with respect to the chief executive officer to be accomplished within the year 2019, and fixed weights to be associated with each such objective. The chief executive officer proposed to the committee specific annual objectives with respect to each other executive officer of the company, which the committee, after making certain modifications, approved. These objectives and the Committee’s administration of the annual incentive bonus element of compensation are discussed in detail below, under the heading “ - Grants of Plan-Based Awards in Last Fiscal Year - Executive Management Bonus Plan.”

Grants of Options

The Committee's award of stock options to the Company's officers in August 2019 included option grants to the chief executive officer and the other named executive officers. In determining the appropriate level of such grant, the Committee considered the long-term performance of the chief executive officer and the desirability of providing significant incentive for future performance, as well as the desirability of ensuring that officer's continued retention by the Company, and the various factors noted above with respect to option grants generally. These grants and the Committee’s administration of the long-term incentive element of compensation are discussed in detail below, under the heading “-Grants of Plan-Based Awards in Last Fiscal Year – Equity Incentives.”

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

Summary of Compensation

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2019 by the Company's chief executive officer, its chief financial officer, and the other three most highly compensated individuals (such five individuals, the "named executive officers") who were serving in such position or as executive officers at any time in 2019. It lists their names, the principal positions in which they served in those years, and each component of compensation paid with respect to those years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Option Awards (1	All Other Compensation (2)	Total
Charles E. Bradley, Jr.	2019	$995,000	$2,600,000	$334,290	$480	3,929,770
President & Chief	2018	995,000	2,700,000	327,000	600	4,022,600
Executive Officer	2017	995,000	2,850,000	402,000	600	4,247,600
Jeffrey P Fritz	2019	411,000	233,000	100,287	480	744,767
Executive Vice President	2018	411,000	452,000	98,100	600	961,700
& Chief Financial Officer	2017	411,000	417,000	120,600	600	949,200
Michael T. Lavin	2019	411,000	461,000	100,287	480	972,767
Executive Vice President	2018	411,000	506,000	98,100	600	1,015,700
& Chief Operating Officer	2017	411,000	496,000	120,600	600	949,200
Teri L. Robinson	2019	368,000	328,000	66,858	480	763,338
Senior Vice President	2018	368,000	354,000	65,400	600	788,000
- Originations	2017	368,000	341,000	80,400	600	790,000
Laurie A. Straten	2019	362,000	328,000	66,858	480	757,338
Senior Vice President	2018	362,000	340,000	65,400	600	768,000
- Servicing	2017	362,000	339,375	80,400	600	782,375

(1)	Represents the dollar value of accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 and SFAS 123R. Value was estimated using a Black-Scholes model for the year 2019, and using a binomial option pricing model for 2018 and 2017. For the year 2019 the weighted average fair value per option was $1.11, based on assumptions of 4.11 years expected life, expected volatility of 37.13%, and a risk-free rate of 1.53%. For the year 2018 the weighted average fair value per option was $1.09, based on assumptions of 4.11 years expected life, expected volatility of 33.93%, and a risk-free rate of 2.75%. For the year 2017 the weighted average fair value per option was $1.40, based on assumptions of 4.11 years expected life, expected volatility of 51.23%, and a risk-free rate of 1.10%. In all cases, we assumed a dividend yield of 0.0%.

(2)	Amounts in this column represent premiums paid by the Company for group life insurance.

Grants of Plan-Based Awards in Last Fiscal Year

Equity Incentives

In the year ended December 31, 2019, we did not grant any stock awards or stock appreciation rights to any of our named executive officers. We granted options to substantially all of our management level employees on August 8, 2019. The option grants noted in the tables above and below were awarded to the named executive officers as part of those grants. We also granted awards under our Executive Management Bonus Plan, which were evaluated after the end of the year. The amounts paid are shown in the table above (Summary Compensation Table) as “Non-Equity Incentive Plan Compensation.”

In the August 2019 grant, the chief executive officer received an option to purchase 300,000 shares of the Company's common stock at the market closing price ($3.53 per share) on the date of grant, with such right to purchase to become exercisable in increments of 25% on each of the first through fourth anniversaries of the grant date, and to expire on the seventh anniversary. Each of the other executive officers of the Company received a grant at that time on the same terms. Mr. Fritz and Mr. Lavin received such a grant with respect to 90,000 shares, and the other executive officers of the Company each received such a grant with respect to 60,000 shares.

The table below provides information regarding the awards granted to the named executive officers in 2019.

Grants of Plan-Based Awards

Name	Estimated future payouts under non-equity incentive plan awards Threshold Target Maximum			Grant Date	Number of Shares Underlying Options	Exercise Price	Grant Date Fair Value

Mr. Bradley	–	–	–	8/08/2019	300,000	$3.53	$334,290
	$–	$5,970,000	$5,970,000	–	–	–	–
Mr. Fritz	–	–	–	8/08/2019	90,000	$3.53	100,287
	$–	657,600	657,600	–	–	–	–
Mr. Lavin	–	–	–	8/08/2019	90,000	$3.53	100,287
	$–	657,600	657,600	–	–	–	–
Ms. Robinson	–	–	–	8/08/2019	60,000	$3.53	66,258
	$–	441,600	441,600	–	–	–	–
Ms. Straten	–	–	–	8/08/2019	60,000	$3.53	66,258
	$–	434,400	434,400	–	–	–	–

The “target” and “maximum” figures appearing in the table above represent the maximum cash payout under the individual executives’ Executive Management Bonus Plan awards as of the date the incentive was fixed. The actual payout to each individual named in the table above has been determined and paid prior to the date of this proxy statement. That amount was in each case materially less than the maximum (approximately 44% of the maximum, in the case of the chief executive). The respective actual payments are described below, and appear above in the Summary Compensation Table under the heading “Non-Equity Plan Compensation.” Because each non-equity incentive plan award has been settled and paid, the future payout under such awards as of the date of this report is in each case zero. The “grant date fair value” figures appearing in the table above, which are the computed fair values of stock option awards, are computed as described in note 1 to the Summary Compensation Table.

Executive Management Bonus Plan

The Executive Management Bonus Plan award granted to the chief executive officer, Mr. Bradley, called for him to meet as many as possible of seven separate operational and financial objectives within the year 2019. The Compensation Committee assigned to each of those objectives a value as a percentage of base salary. The objectives and their weightings were as follows: to meet the Company’s quarterly budgeted earnings (25% each quarter, total of 100%), to raise $70 million or more of new capital (50%), to renew or replace each of two designated existing warehouse credit facilities on terms equal to or better than those pre-renewal (50%), to acquire a material new servicing portfolio (100%), to execute three rated securitization transactions after the first quarter of 2019 (40% each, 120% total), to achieve annual originations of receivables exceeding each of five targets (100% in the aggregate, creditable in increments of 20% for reaching aggregate amounts of $800 million, $850 million, $900 million, $950 million, and $1.0 billion), and to cause the Company’s common stock to trade in excess of each of four targets (80% in the aggregate, creditable in increments of 20% for reaching prices of $5.00, $5.50, $6.00 and $6.50 per share).

The total of the seven weightings is 600%; accordingly, the target and maximum possible value to that officer of the award was 600% of his base salary for 2019.

In a series of meetings, the committee evaluated the chief executive’s performance in comparison to the goals. The Compensation Committee determined that the budget objective was met in one of the four quarters of 2019, and credited the chief executive with one increment, or 25%. The Company was not successful in raising new capital during the year, and no credit was given.

The Committee noted the successful renewal of both of the two designated warehouse lines, in February and December, and determined that each renewal was on terms that met the stated objective. The Committee therefore credited the chief executive with the full 50% possible. No new portfolio was acquired in 2019, and the Committee found no credit was earned in that respect.

The Committee noted that the Company had executed four rated securitizations during the year, three of them after the objective was set, representing creditable performance of 120%. It determined that our originations volume exceeded $1.0 billion for the year while maintaining credit quality, representing creditable performance in the amount of 100%. None of the stock price objectives were fulfilled.

The aggregate valuation of all creditable performance for the chief executive officer was thus 295%, which would imply a bonus payment under our Executive Management Bonus Plan of $2,935,000. The committee elected to pay a bonus of somewhat less than the maximum creditable percentage, in the amount of $2,600,000, representing 261% of our chief executive’s base salary.

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

Following the end of the year 2019, our compensation committee evaluated each named executive officer’s performance in relation to these standards and goals. In two quarters out of four, the Company met its overall budget target, and each officer accordingly received 50% credit with respect to that target.

With respect to the individual factors, the compensation committee, acting in part on the advice of our chief executive officer, determined that creditable performance for 2019 for each named executive officer other than the chief executive officer was as set forth below:

	Maximum percentage	Creditable percentage	Base Salary	Result (rounded to nearest $1000)
Mr. Fritz	160%	56.6%	$411,000	$233,000
Mr. Lavin	160	112.1	411,000	461,000
Ms. Robinson	120	86.1	368,000	328,000
Ms. Straten	120	90.8	362,000	328,000

On that basis, the Compensation Committee approved payments to these named executive officers in the amounts shown in the rightmost column.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2019 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option. Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date
Charles E. Bradley, Jr.	50,000	–		$1.81	4/27/2020
	200,000	–		$1.19	12/31/2020
	100,000	–		$1.03	6/3/2021
	250,000	–		$1.75	11/23/2021
	83,333	–		$1.75	11/23/2021
	166,666	–		$1.50	11/23/2021
	100,000	–		$0.95	11/23/2021
	140,000	–		$1.20	4/3/2022
	60,000	–		$1.94	7/16/2022
	100,000	–		$3.72	11/8/2022
	250,000	–		$6.86	2/1/2023
	250,000	–		$7.97	5/7/2023
	300,000	–		$6.59	7/28/2021
	300,000	–		$6.11	5/19/2022
	225,000	75,000	(1)	$3.48	5/12/2023
	150,000	150,000	(2)	$4.35	5/17/2024
	75,000	225,000	(3)	$3.48	5/9/2025
	–	300,000	(4)	$3.53	8/8/2026

Jeffrey P. Fritz	25,000	–		$1.81	4/27/2020
	50,000	–		$1.03	6/3/2021
	36,000	–		$1.20	4/3/2022
	14,000	–		$1.94	7/16/2022
	60,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	180,000	–		$6.59	7/28/2021
	90,000	–		$6.11	5/19/2022
	67,500	22,500	(1)	$3.48	5/12/2023
	45,000	45,000	(2)	$4.35	5/17/2024
	22,500	67,500	(3)	$3.48	5/9/2025
	–	90,000	(4)	$3.53	8/8/2026

Michael T. Lavin	5,000	–		$1.81	4/27/2020
	20,000	–		$1.03	6/3/2021
	30,000	–		$0.95	11/23/2021
	21,600	–		$1.20	4/3/2022
	8,400	–		$1.94	7/16/2022
	75,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	130,000	–		$6.59	7/28/2021
	90,000	–		$6.11	5/19/2022
	67,500	22,500	(1)	$3.48	5/12/2023
	45,000	45,000	(2)	$4.35	5/17/2024
	22,500	67,500	(3)	$3.48	5/9/2025
	–	90,000	(4)	$3.53	8/8/2026

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date

Teri L. Robinson	25,000	–		$1.81	4/27/2020
	50,000	–		$1.03	6/3/2021
	5,000	–		$1.75	11/23/2021
	5,000	–		$1.50	11/23/2021
	5,000	–		$1.50	11/23/2021
	36,000	–		$1.20	4/3/2022
	14,000	–		$1.94	7/16/2022
	60,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	60,000	–		$6.59	7/28/2021
	60,000	–		$6.11	5/19/2022
	45,000	15,000	(1)	$3.48	5/12/2023
	30,000	30,000	(2)	$4.35	5/17/2024
	15,000	45,000	(3)	$3.48	5/9/2025
	–	60,000	(4)	$3.53	8/8/2026

Laurie A. Straten	12,000	–		$1.81	4/27/2020
	25,000	–		$1.03	6/3/2021
	9,000	–		$1.95	11/23/2021
	1,250	–		$1.75	11/23/2021
	1,250	–		$1.50	11/23/2021
	1,250	–		$1.50	11/23/2021
	18,000	–		$1.20	4/3/2022
	7,000	–		$1.94	7/16/2022
	25,000	–		$6.86	2/1/2023
	90,000	–		$7.97	5/7/2023
	60,000	–		$6.59	7/28/2021
	60,000	–		$6.11	5/19/2022
	45,000	15,000	(1)	$3.48	5/12/2023
	30,000	30,000	(2)	$4.35	5/17/2024
	15,000	45,000	(3)	$3.48	5/9/2025
	–	60,000	(4)	$3.53	8/8/2026

(1)	Becomes exercisable as to the unexercisable portion on May 12, 2020.
(2)	Becomes exercisable as to additional cumulative increments of one-half of the unexercisable portion on May 17, 2020 and 2021.
(3)	Becomes exercisable as to cumulative increments of one third of the unexercisable portion on May 9, 2020, 2021 and 2022.
(4)	Becomes exercisable as to cumulative increments of 25% of the unexercisable portion on August 8, 2020. 2021, 2022 and 2023.

Option Exercises in Last Fiscal Year

Four of the five named executive officers exercised stock options during 2019. The table below shows the realized value and the number of options exercised for those four individuals. None of our officers hold stock awards; accordingly, no stock awards vested during 2019.

Option Exercises and Stock Vested

	Value realized on exercise (1)	Number of shares acquired on exercise
Mr. Bradley	$338,400	120,000
Mr. Fritz	171,600	60,000
Mr. Lavin	–	–
Ms. Robinson	167,400	60,000
Ms. Straten	96,000	30,000

(1)	The value realized is the difference between the fair market value of the Company’s common stock on the date of exercise (the closing price reported by Nasdaq) and the exercise price of the option.

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

Director Compensation

Throughout 2019, we paid our non-employee directors a retainer of $5,167 per month, with an additional fee of $500 per month for service on a board committee ($1,000 for a committee chairman). Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the board of directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings. The Board in August 2019 approved issuance to each non-employee director of options to purchase an aggregate of 30,000 shares. The exercise prices of all such options are the closing price of the Company’s common stock on the date of grant, which was $3.53 per share. The following table summarizes compensation received by our directors for the year 2019:

Name of Director	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Chris A. Adams	$82,004	$30,813	$112,817
Charles E. Bradley, Jr. (3)	–	–	–
Louis M. Grasso (4)	10,334	–	10,334
Brian J. Rayhill	90,004	30,813	120,817
William B. Roberts	71,004	30,813	101,817
Gregory S. Washer	90,004	30,813	108,817
Daniel S. Wood	90,000	30,813	120,817

____________________

(1)       This column reports cash compensation earned in 2019 for Board and committee service.

(2)       This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2019 fiscal year for the fair value of stock options granted to the directors in 2019. The fair value was estimated using a binomial option-pricing model in accordance with SFAS 123R. The fair value per option was $1.03, based on assumptions of 3.24 years expected life, expected volatility of 38.77%, expected dividend yield of 0.0%, and a risk-free rate of 1.53%. In addition to the stock option awards granted in 2019, our directors other than Mr. Grasso held at December 31, 2019 option awards granted in previous years. The total options held at December 31, 2019 represent the right to purchase shares as follows: Mr. Bradley, 3,549,999 shares; Mr. Adams, 300,000 shares; Mr. Rayhill, 417,000 shares; Mr. Roberts, 150,000 shares; Mr. Washer, 300,000 shares; and Mr. Wood, 315,000 shares.

(3)       Mr. Bradley's compensation as chief executive officer of the Company is described elsewhere in this report. He received no additional compensation for service on the Company's Board of Directors.

(4)       Mr. Grasso joined our Board in October 2019.

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

As of December 31, 2019, no named executive officers would realize a benefit if unvested stock options were to become immediately exercisable upon a change in control, based on the value of the shares underlying such options at the closing market price on December 31, 2019, which was $3.37 per share).

Management Structure

The board of directors is responsible for overseeing the management of the Company. Its oversight is aimed at seeing to it that the company’s business is managed to meet our goals, and that the interests of the shareholders are served.

Charles E. Bradley currently serves as both the chairman of the board and our chief executive officer, and is the only member of our board who is not independent of the Company. Largely because of the small number of directors (seven members in total), our board has chosen not to designate any individual formally as the lead independent director. Each director retains his full oversight responsibility.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of the our Common Stock (our only class of voting securities) owned beneficially as of April 27, 2020 (the latest practicable date) by (i) each person known to us to own beneficially more than 5% of the outstanding Common Stock, (ii) each director and each named executive officer, and (iii) all of our directors and executive officers, as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. Percent of class is calculated by reference to 22,728,109 shares outstanding on April 27, 2020. Except as otherwise noted, each person named in the table has a mailing address at 3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada 89169.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	5,678,108		22.1%
Chris A. Adams	412,213		1.8%
Louis M. Grasso	3,000		<1%
Brian J. Rayhill	432,168		1.9%
William B. Roberts	900,978		3.9%
Gregory S. Washer	654,201		2.8%
Daniel S. Wood	481,165		2.1%
Jeffrey P. Fritz	692,500		4.2%
Michael T. Lavin	637,500		4.0%
Teri L. Robinson	490,000		3.4%
Laurie A. Straten	432,750		2.5%
All directors and executive officers combined (16 persons)	15,114,132	(2)	47.9%
Black Diamond Capital Management, L.L.C., One Sound Shore Drive, Suite 200, Greenwich CT 06830	3,456,363	(3)	15.2%
Citigroup Inc., 388 Greenwich Street, New York, New York 10013	1,999,995	(4)	8.8%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas, 78746	1,810,635	(5)	8.0%
Continental Advisors LLC, 227 W Monroe Street, Suite 5050 Chicago, IL 60606	778,505	(6)	6.5%

__________

(1)	Includes certain shares that may be acquired within 60 days after April 27, 2020 from the Company upon exercise of options, as follows: Mr. Bradley, 2,974,999 shares; Mr. Adams, 300,000 shares; Mr. Rayhill, 405,000 shares; Mr. Roberts, 150,000 shares; Mr. Washer, 300,000 shares; Mr. Wood, 315,000 shares; Mr. Fritz, 717,500 shares; Mr. Lavin, 642,500 shares; Ms. Robinson, 490,000 shares; and Ms. Straten, 432,750 shares. Of Mr. Bradley’s shares, 1,419,906 are pledged to secure loan(s) to him. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund. Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.
(2)	Includes 8,871,399 shares that are not outstanding as of the date of this report, but which may be acquired within 60 days after April 27, 2020 upon exercise of options.
(3)	Based on a report on Schedule 13G/A filed by the named person and an individual on February 14, 2020.
(4)	Based on a report on Schedule 13G/A filed by the named person and certain subsidiaries on February 8, 2019.
(5)	Based on a report on Schedule 13G filed by the named person on February 12, 2020.
(6)	Based on a report on Schedule 13G/A filed by the named person and an individual on February 14, 2020.

Equity Compensation Plan Information

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2019.

Plan Category	Outstanding Options	Weighted average exercise price of Outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by shareholders	15,347,949	$4.59	1,457,581
Plans not approved by shareholders	None	N/A	N/A
Total	15,347,949	$4.59	1,457,581

CEO Pay Ratio

The Dodd-Frank Reform and Consumer Protection Act includes a mandate that public companies disclose the ratio of the compensation of their CEO to their median employee. Our CEO-median employee pay ratio calculation for 2019 is 77:1. We determined the pay ratio by dividing the total 2019 compensation of the CEO as disclosed in the Summary Compensation Table by the total 2019 compensation of the median employee, using the same components of compensation as used in the Summary Compensation Table for the CEO.

There have been no changes to our employee population or compensation arrangements that we believe would result in a significant change in the pay ratio. Accordingly, we have computed the ratio by reference to the same employee who we identified as our median employee for the year 2017, who was determined using the compensation of employees who were actively employed on December 31, 2017. The total compensation of our median employee in 2019, using the same methodology we use for Mr. Bradley’s Summary Compensation Table compensation, was $51,116. The total compensation of the CEO Charles Bradley in 2019 was $3,929,770.

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

	Investment-grade notes issued	Below investment-grade notes issued	Fees paid to CGMI
January 2017	$186,270,000	$20,050,000	$869,283
April 2017	202,515,000	22,655,000	386,098
July 2017	199,525,000	25,300,000	663,608
October 2017	175,600,000	20,700,000	336,210
January 2018	169,964,000	20,036,000	557,922
April 2018	179,478,000	22,345,000	347,397
July 2018	207,967,000	22,308,000	667,150
October 2018	207,515,000	26,215,000	400,709
January 2019	228,695,000	25,705,000	739,269
April 2019	196,650,000	32,625,000	384,106
July 2019	213,242,000	30,271,000	756,072
October 2019	240,075,000	34,238,000	457,261
January 2020	227,240,000	32,760,000	787,117

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

The maximum principal amount of indebtedness under the Citi Warehouse Agreement during 2019 was $100 million. During 2019, the Company paid $502.6 million of principal and $2.5 million of interest on such debt. As of April 27, 2020, the principal amount owed was $63.8 million. The Company intends to incur additional indebtedness under the Citi Warehouse Agreement from time to time as it purchases motor vehicle receivables from dealers

CPS Leasing. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the chief executive officer and chairman of the board of directors of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. The Company financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit. The aggregate amounts of the advances made by the Company and outstanding to CPSL as of December 31, 2017, 2018 and 2019, were approximately $186,000, $153,000, and $122.000, respectively.

Subordinated Notes. Director William Roberts on December 3, 2007 purchased $4,000,000 of unsecured subordinated three-year notes directly from the Company. The interest rate was determined by negotiation, and Mr. Roberts and the Company have agreed to a series of successive extensions of such indebtedness, with interest paid at 10% per annum throughout the years 2016 through 2018. The Company in the years 2017 and 2018 paid interest of $400,000 per year on such notes, and in 2019 paid interest of $33,333, in accordance with those terms. The Company repaid the notes in full on February 1, 2019.

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

The seven directors of the Company are Charles E. Bradley, Jr., Chris A. Adams, Louis M. Grasso, Brian J. Rayhill, William B. Roberts, Gregory S. Washer, and Daniel S. Wood, of whom Messrs. Wood, Rayhill and Washer compose the Audit Committee. The Board of Directors has concluded that other than Mr. Bradley (who is the Company's chief executive officer), each of the other six directors is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them has a material relationship with the Company that would impair his independence from management or otherwise compromise his ability to act as an independent director.

Item 14. Principal Accounting Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2019 and 2018. Crowe has served as the Company’s independent registered public accounting firm since February 2009, and reported on the Company’s financial statements for the years ended December 31, 2008 through 2019.

Audit and Non-Audit Fees	2019	2018
Audit Fees (1)	$850,000	$850,000
Audit-Related Fees (2)	188,550	184,700
Tax Fees (3)	287,635	345,550
All Other Fees	–	–
TOTAL	$1,326,185	$1,380,250

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

(3) The 2019 and 2018 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2019 and December 31, 2018, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

In the course of its meetings, the Audit Committee has considered whether the provision of the non-audit fees outlined above is compatible with maintaining the independence of the respective audit firms, and has concluded that such independence is not and was not impaired.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(3) Exhibits:

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2019 Form 10-K were filed or incorporated by reference as part of the 2019 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

EXHIBIT INDEX

31.1	Rule 13a-14(a) certification by Chief Executive Officer
31.2	Rule 13a-14(a) certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
April 29, 2020	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

