Form 10-Q
period 2020-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2020-05-05
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 27, 2020 the registrant had 22,728,109 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6.	Exhibits	43
	Signatures	44

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$4,546	$5,295
Restricted cash and equivalents	137,523	135,537

Finance receivables	774,476	897,530
Less: Allowance for finance credit losses	(114,073)	(11,640)
Finance receivables, net	660,403	885,890

Finance receivables measured at fair value	1,559,697	1,444,038
Furniture and equipment, net	1,388	1,512
Deferred tax assets, net	58,375	15,480
Accrued interest receivable	8,795	11,645
Other assets	37,569	39,852
	$2,468,296	$2,539,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$56,932	$47,077
Warehouse lines of credit	141,988	134,791
Residual interest financing	37,913	39,478
Securitization trust debt	2,091,642	2,097,728
Subordinated renewable notes	18,322	17,534
	2,346,797	2,336,608
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,558,918 and 22,530,918 shares issued and outstanding at March 31, 2020 and December 31, 2019
December 31, 2019, respectively	71,792	71,257
Retained earnings	58,128	139,805
Accumulated other comprehensive loss	(8,421)	(8,421)
	121,499	202,641

	$2,468,296	$2,539,249

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Interest income	$79,136	$85,845
Mark to finance receivables measured at fair value	(10,350)	–
Other income	1,981	2,385
	70,767	88,230

Expenses:
Employee costs	21,842	19,073
General and administrative	8,669	8,174
Interest	26,991	27,290
Provision for credit losses	3,613	23,956
Sales	4,430	4,836
Occupancy	1,691	1,974
Depreciation and amortization	419	251
	67,655	85,554
Income before income tax expense (benefit)	3,112	2,676
Income tax expense (benefit)	(7,680)	937
Net income	$10,792	$1,739

Earnings per share:
Basic	$0.48	$0.08
Diluted	0.45	0.07

Number of shares used in computing earnings per share:
Basic	22,539	22,242
Diluted	23,879	24,259

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2020	2019

Net income	$10,792	$1,739

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$10,792	$1,739

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$10,792	$1,739
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	339	492
Net interest income accretion on fair value receivables	29,715	18,767
Depreciation and amortization	419	251
Amortization of deferred financing costs	2,097	2,045
Mark to fair value of finance receivables measured at fair value	10,350	–
Provision for credit losses	3,613	23,956
Stock-based compensation expense	487	638
Changes in assets and liabilities:
Accrued interest receivable	2,850	10,924
Deferred tax assets, net	(8,364)	907
Other assets	1,901	(2,458)
Accounts payable and accrued expenses	9,855	1,243
Net cash provided by operating activities	64,054	58,504

Cash flows from investing activities:
Payments received on finance receivables held for investment	94,535	134,097
Purchases of finance receivables measured at fair value	(265,282)	(244,753)
Payments received on finance receivables at fair value	109,558	49,500
Change in repossessions held in inventory	382	(893)
Purchase of furniture and equipment	(295)	(174)
Net cash used in investing activities	(61,102)	(62,223)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	260,000	254,400
Proceeds from issuance of subordinated renewable notes	1,114	397
Payments on subordinated renewable notes	(326)	(4,701)
Net advances of warehouse lines of credit	6,837	(19,092)
Repayment of residual interest financing debt	(1,658)	–
Repayment of securitization trust debt	(266,056)	(208,798)
Payment of financing costs	(1,674)	(2,808)
Purchase of common stock	–	(1,440)
Exercise of options and warrants	48	73
Net cash provided by (used in) financing activities	(1,715)	18,031
Increase in cash and cash equivalents	1,237	14,312
Cash and restricted cash at beginning of period	140,832	130,110
Cash and restricted cash at end of period	$142,069	$144,422

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$24,739	$24,921
Income taxes	$(410)	$–
Non-cash financing activities:
Right-of-use asset, net	$–	$(21,869)
Lease liability	$–	$23,327
Deferred office rent	$–	$(1,458)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Common Stock (Shares Outstanding)
Balance, beginning of period	22,531	22,422
Common stock issued upon exercise of options and warrants	28	78
Repurchase of common stock	–	(366)
Balance, end of period	22,559	22,134

Common Stock
Balance, beginning of period	$71,257	$70,273
Common stock issued upon exercise of options and warrants	48	73
Repurchase of common stock	–	(1,440)
Stock-based compensation	487	638
Balance, end of period	$71,792	$69,544

Retained Earnings
Balance, beginning of period	$139,805	$134,399
Cumulative change in accounting principle (Note 2)	(92,469)	–
Balance, beginning of period (as adjusted for change in accounting principle)	$47,336	$134,399
Net income	10,792	1,739
Balance, end of period	$58,128	$136,138

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(8,421)	$(7,554)
Pension benefit obligation	–	–
Balance, end of period	$(8,421)	$(7,554)

Total Shareholders' Equity	$121,499	$198,128

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the carrying value, an adjustment would be required. Results for the first quarter include the estimated potential impact on credit performance resulting from the COVID-19 pandemic. We recorded a $10.4 million mark down to the carrying value of the portion of the receivables portfolio accounted for at fair value. The mark down is reflected as a reduction in revenue for the quarter.

Anticipated credit losses are included in our estimation of cash to be received with respect to receivables.  Because such credit losses are included in our computation of the appropriate level yield, we do not thereafter make periodic provision for credit losses, as our best estimate of the lifetime aggregate of credit losses is included in that initial computation. Also, because we include anticipated credit losses in our computation of the level yield, the computed level yield is materially lower than the average contractual rate applicable to the receivables. Because our initial carrying value is fixed as the price we pay for the receivable, rather than as the contractual principal balance, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred.

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Direct mail revenues	$1,183	$1,336
Convenience fee revenue	530	700
Recoveries on previously charged-off contracts	25	57
Sales tax refunds	202	227
Other	41	65
Other income for the period	$1,981	$2,385

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

Year Ended,
March 31, 2020
(In thousands)
Operating Leases
Operating lease right-of-use assets	$23,735
Less: Accumulated amortization right-of-use assets	(8,194)
Operating lease right-of-use assets, net	$15,541
$
Operating lease liabilities	(16,892)
$
Finance Leases	$
Property and equipment, at cost	$3,062
Less: Accumulated depreciation	(404)
Property and equipment, net	$2,658
$
Finance lease liabilities	$(2,673)
$
Weighted Average Discount Rate	$
Operating lease	5.0%
Finance lease	6.5%

Maturities of lease liabilities were as follows:	$
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2020 (excluding the three months ended March 31, 2020)	$5,831	$835
2021	7,449	1,110
2022	6,058	931
2023	1,389	27
2024	411	14
Thereafter	278	–
Total undiscounted lease payments	21,416	2,917
Less amounts representing interest	(4,524)	(244)
Lease Liability	$16,892	$2,673

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the leases expense included in Occupancy, General and administrative on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating lease cost	$1,885	$1,889
Finance lease cost	278	–
Total lease cost	$2,163	$1,889

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:	$
Operating cash flows from operating leases	$1,926	$1,886
Operating cash flows from finance leases	231	–
Financing cash flows from finance leases	46	–

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2020 and 2019, we recorded stock-based compensation costs in the amount of $487,000 and $638,000, respectively. As of March 31, 2020, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.6 million. This amount will be recognized as expense over a weighted-average period of 1.9 years.

The following represents stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual
	(in thousands)	Price	Term
Options outstanding at the beginning of period	15,348	$4.59	N/A
Granted	–	–	N/A
Exercised	(28)	1.73	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	15,320	$4.59	3.10 years

Options exercisable at the end of period	11,844	$4.86	2.50 years

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020, the aggregate intrinsic value of options outstanding and exercisable was $325,000. There were 28,000 options exercised for the three months ended March 31, 2020 compared to 78,000 for the comparable period in 2019. The total intrinsic value of options exercised was $51,000 and $227,000 for the three-month periods ended March 31, 2020 and 2019. There were 1,458,000 shares available for future stock option grants under existing plans as of March 31, 2020.

Purchases of Company Stock

The table below describes the purchase of our common stock for the three-month ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	–	$–	335,546	$3.95
Shares redeemed upon net exercise of stock options	–	–	5,500	4.20
Other purchases	–	–	24,500	4.20
Total stock purchases	–	$–	365,546	$3.97

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2020, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, which changes the criteria under which credit losses on financial instruments (such as the Company’s finance receivables) are measured. ASU 2016-3 introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which replaces the incurred loss impairment methodology previously used under U.S. GAAP with a methodology that records currently the expected lifetime credit losses on financial instruments. To establish such lifetime credit loss estimates, consideration of a broadened range of reasonable and supportable information to establish credit loss estimates is required. ASU 2016-13 was initially scheduled to become effective for interim and annual reporting periods beginning after December 15, 2019, however on October 16, 2019, the FASB changed the effective date for smaller reporting companies to interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted.

Effective January 1, 2020, the Company adopted the CECL model. The adoption of CECL required that we establish an allowance for the remaining expected lifetime credit losses on the portion of the Company’s receivable portfolio for which the Company was not already using fair value accounting. We refer to that portion, which is those receivables that were originated prior to January 2018, as our “legacy portfolio”. To comply with CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method, and not a current period expense.

Coronavirus Pandemic

In December 2019, a new strain of coronavirus (the “COVID-19 virus”) originated in Wuhan, China. Since its discovery, the COVID-19 virus has spread throughout the world, and the outbreak has been declared to be a pandemic by the World Health Organization. We refer from time to time in this report to the outbreak and spread of the COVID-19 virus as “the pandemic.”

Results for the first quarter include the estimated potential impact on credit performance resulting from the pandemic. We recorded a $3.6 million charge to the provision for credit losses for the legacy portfolio accounted for under CECL and a $10.4 million mark down to the carrying value of the finance receivables measured at fair value.

The pandemic itself, if sufficient numbers of people were to be afflicted, could cause obligors under our automobile contracts to be unable to pay their contractual obligations. As the future course of the COVID-19 pandemic is as yet unknown, its direct effect on future obligor payments is likewise uncertain, but we believe it may be material.

The mandatory shutdown of large portions of the United States economy pursuant to emergency restrictions has impaired and will impair the ability of obligors under our automobile contracts to pay their contractual obligations. The extent to which that ability will be impaired, and the extent to which public ameliorative measures such as stimulus payments and enhanced unemployment benefits may restore such ability, cannot be estimated, but we believe it may be material.

We measure our portfolio of finance receivables carried at fair value with consideration for unobservable inputs that reflect our own assumptions about the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances. They include such inputs as estimates for the magnitude and timing of net charge-offs and the rate of amortization of the portfolio. The pandemic and the adverse effect it may have on the U.S. economy and our obligors may cause us to consider significant changes in any of those inputs, which in turn may a significant impact on our fair value measurement.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2020	2019
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$772,851	$895,566
Unearned acquisition fees and originations costs	1,625	1,964
Finance receivables	$774,476	$897,530

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands)
Delinquency Status
Current	$635,961	$698,870
31 - 60 days	76,455	107,951
61 - 90 days	40,089	57,395
91 + days	20,346	31,350
	$772,851	$895,566

Finance receivables totaling $20.3 million and $31.4 million at March 31, 2020 and December 31, 2019, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

Allowance for Credit Losses – Finance Receivables

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of finance receivables to present the net amount expected to be collected. Charge offs are deducted from the allowance when management believes that collectability is unlikely.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management estimates the allowance using relevant available information, from internal and external sources, relating to past events, current conditions and, reasonable and supportable forecasts. We believe our historical credit loss experience provides the best basis for the estimation of expected credit losses. Consequently, we use historical loss experience for older receivables, aggregated into vintage pools based on their calendar quarter of origination, to forecast expected losses for less seasoned quarterly vintage pools.

We measure the weighted average monthly incremental change in cumulative net losses for the vintage pools in the relevant historical period. The data reflects the impact on vintage pools of past events as well as more recent events reflecting current conditions. We then apply the results of the historical analysis to less seasoned vintage pools beginning with each vintage pool’s most recent actual cumulative net loss experience and extrapolating from that point based on the historical data. We believe the pattern and magnitude of losses on older vintages allows us to establish a reasonable and supportable forecast of less seasoned vintages.

Our contract purchase guidelines are designed to produce a homogenous portfolio. For key credit characteristics of individual contracts such as obligor credit history, job stability, residence stability and ability to pay, there is relatively little variation from the average for the portfolio. Similarly, for key structural characteristics such as loan-to-value, length of contract, monthly payment and amount financed, there is relatively little variation from the average for the portfolio. Consequently, we do not believe there are significant differences in risk characteristics between various segments of our portfolio.

Our methodology incorporates historical pools that are sufficiently seasoned to capture the magnitude and trends of losses within those vintage pools. Furthermore, the historical period encompasses a substantial volume of receivables over periods that include fluctuations in the competitive landscape, the Company’s rates of growth, size of our managed portfolio and fluctuations in economic growth and unemployment.

In consideration of the depth and breadth of the historical period, and the homogeneity of our portfolio, we generally do not adjust historical loss information for differences in risk characteristics such as credit or structural composition of segments of the portfolio or for changes in environmental conditions such as changes in unemployment rates, collateral values or other factors. However, we have considered how certain qualitative factors may affect future credit losses and have incorporated our judgement of the impact of such factors into our estimates.

The following table presents the amortized cost basis of our finance receivables by annual vintage as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
	(In thousands)
Annual Vintage Pool
2012	$1,816	$2,432
2013	11,643	15,489
2014	48,794	61,290
2015	136,679	162,242
2016	253,339	292,360
2017	320,580	361,753
	$772,851	$895,566

At the adoption of CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three-month period ended March 31, 2020, the Company made an additional provision for credit losses on finance receivables of $3.6 million in consideration of the uncertainty associated with the pandemic.

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$11,640	$67,376
Early adoption of CECL	127,000	n/a
Provision for credit losses on finance receivables	3,613	23,956
Charge-offs	(34,214)	(54,344)
Recoveries	6,034	11,208
Balance at end of period	$114,073	$48,196

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

	March 31,	December 31,
	2020	2019
	(In thousands)
Gross balance of repossessions in inventory	$35,127	$28,933
Allowance for losses on repossessed inventory	(27,965)	(21,389)
Net repossessed inventory included in other assets	$7,162	$7,544

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
						Contractual
	Final	Receivables		Outstanding	Outstanding	Interest
	Scheduled	Pledged at		Principal at	Principal at	Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2020 (2)	Principal	2020	2019	2020
	(Dollars in thousands)
CPS 2014-C	December 2021	–	273,000	–	19,758	–
CPS 2014-D	March 2022	20,403	267,500	19,476	23,755	5.72%
CPS 2015-A	June 2022	23,427	245,000	21,623	26,713	5.62%
CPS 2015-B	September 2022	30,831	250,000	31,032	36,338	5.25%
CPS 2015-C	December 2022	45,935	300,000	46,354	53,579	5.95%
CPS 2016-A	March 2023	60,013	329,460	62,489	71,599	6.33%
CPS 2016-B	June 2023	73,496	332,690	72,256	82,667	6.71%
CPS 2016-C	September 2023	75,038	318,500	73,378	83,696	6.86%
CPS 2016-D	April 2024	59,088	206,325	56,965	65,021	5.00%
CPS 2017-A	April 2024	64,901	206,320	62,536	71,450	5.03%
CPS 2017-B	December 2023	79,576	225,170	66,160	76,201	4.32%
CPS 2017-C	September 2024	82,008	224,825	70,376	80,315	4.25%
CPS 2017-D	June 2024	83,976	196,300	74,019	83,801	3.87%
CPS 2018-A	March 2025	90,570	190,000	80,840	91,258	3.71%
CPS 2018-B	December 2024	105,665	201,823	98,424	111,188	4.13%
CPS 2018-C	September 2025	124,843	230,275	114,360	130,064	4.25%
CPS 2018-D	June 2025	146,617	233,730	131,630	149,470	4.21%
CPS 2019-A	March 2026	181,893	254,400	166,520	186,900	4.04%
CPS 2019-B	June 2026	175,677	228,275	166,846	184,308	3.66%
CPS 2019-C	September 2026	204,061	243,513	196,387	216,650	3.06%
CPS 2019-D	December 2026	252,186	274,313	243,816	265,035	2.64%
CPS 2020-A	March 2027	248,762	260,000	248,223	–	2.62%
		$2,228,966	$5,491,419	$2,103,710	$2,109,766

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $609.0 million in 2020, $627.2 million in 2021, $428.3 million in 2022, $308.8 million in 2023, $69.9 million in 2024, $48.6 million in 2025.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $12.1 million and $12.0 million as of March 31, 2020 and December 31, 2019, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of March 31, 2020, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2020, restricted cash under the various agreements totaled approximately $137.5 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2020 and December 31, 2019 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2020	2019
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	February 2021	$50,776	$40,558

	3.00% over one month Libor (Minimum 3.75%)	September 2020	53,411	96,225

	4.00% over a commercial paper rate (Minimum 5.00%)	December 2021	39,434	–

Residual interest financing	8.60%	January 2026	38,342	40,000

Subordinated renewable notes	Weighted average rate of 9.92% and 9.75% at March 31, 2020 and December 31, 2019, respectively	Weighted average maturity of July 2022 and April 2022 at March 31, 2020 and December 31, 2019, respectively	18,322	17,534

			$200,285	$194,317

Unamortized debt issuance costs of $429,000 and $522,000 as of March 31, 2020 and December 31, 2019, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.6 million and $2.0 million as of March 31, 2020 and December 31, 2019, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Interest on finance receivables	$37,807	$62,290
Interest on finance receivables at fair value	40,806	22,815
Mark to finance receivables measured at fair value	(10,350)	–
Other interest income	523	740
Interest income	$68,786	$85,845

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Securitization trust debt	$23,798	$23,988
Warehouse lines of credit	1,763	2,020
Residual interest financing	938	956
Subordinated renewable notes	492	326
Interest expense	$26,991	$27,290

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2020 and 2019 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,539	22,242
	$
Incremental common shares attributable to exercise of outstanding options and warrants	1,340	2,017
	$
Weighted average number of common shares used to compute diluted earnings per share	23,879	24,259

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-months ended March 31, 2020 and 2019 would have included an additional 12.9 million and 10.5 million shares, respectively, attributable to the exercise of outstanding options and warrants.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was adopted, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has such NOLs reflected on its balance sheet as a portion of deferred tax assets. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, effective March 31, 2020, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million, which is reflected in income taxes for the quarter ended March 31, 2020.

As of March 31, 2020, and December 31, 2019, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $58.4 million as of March 31, 2020 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $58.4 million consists of approximately $46.8 million of net U.S. federal deferred tax assets and $11.6 million of net state deferred tax assets.

Income tax benefit was $7.7 million for the three months ended March 31, 2020, which includes net tax benefits of $8.8 million. Excluding the tax benefit, income tax expense would have been $1.1 million, representing an effective income tax rate of 36%. For the prior year period, income tax expense was $937,000, which represents an effective income tax rate of 35%.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of March 31, 2020, our best estimate of probable incurred losses for legal contingencies, including each of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of March 31, 2020 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or referenced above, as of March 31, 2020 does not exceed $3 million.

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

For the period ended March 31, 2020, the Company considered the impact of the pandemic on the portfolio of finance receivables carried at fair value and recorded a mark down to that portfolio of $10.4 million.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$1,444,038	$821,066
Finance receivables at fair value acquired during period	265,282	244,753
Payments received on finance receivables at fair value	(109,558)	(49,500)
Net interest income accretion on fair value receivables	(29,715)	(18,767)
Mark to fair value	(10,350)	–
Balance at end of period	$1,559,697	$997,552

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	March 31, 2020		December 31, 2019
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$1,628,557	$1,559,697	$1,492,803	$1,444,038

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	March 31,	December 31,		March 31,	December 31,
	2020	2019	Unobservable	2020	2019
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,559,697	$1,444,038	Discount rate	8.9% - 11.1%	8.9% - 11.1%
			Cumulative net losses	15.0% - 18.4%	15.0% - 16.1%

The following table summarizes the delinquency status of these finance receivables measured at fair value as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands)
Delinquency Status
Current	$1,498,296	$1,344,883
31 - 60 days	67,294	81,262
61 - 90 days	29,275	34,280
91 + days	14,470	15,167
Repo	19,222	17,211
	$1,628,557	$1,492,803

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2020 the finance receivables related to the repossessed vehicles in inventory totaled $35.1 million. We have applied a valuation adjustment, or loss allowance, of $28.0 million, which is based on a recovery rate of approximately 26%, resulting in an estimated fair value and carrying amount of $7.1 million. The fair value and carrying amount of the repossessed inventory at December 31, 2019 was $7.5 million after applying a valuation adjustment of $21.4 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended March 30, 2020 and 2019.

The estimated fair values of financial assets and liabilities at March 31, 2020 and December 31, 2019, were as follows:

	As of March 31, 2020
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,546	$4,546	$–	$–	$4,546
Restricted cash and equivalents	137,523	137,523	–	–	137,523
Finance receivables, net	660,403	–	–	606,077	606,077
Accrued interest receivable	8,795	–	–	8,795	8,795
Liabilities:
Warehouse lines of credit	$141,988	$–	$–	$141,988	$141,988
Accrued interest payable	5,409	–	–	5,409	5,409
Residual interest financing	37,913	–	–	37,913	37,913
Securitization trust debt	2,091,642	–	–	1,900,451	1,900,451
Subordinated renewable notes	18,322	–	–	18,322	18,322

	As of December 31, 2019
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,295	$5,295	$–	$–	$5,295
Restricted cash and equivalents	135,537	135,537	–	–	135,537
Finance receivables, net	885,890	–	–	841,160	841,160
Accrued interest receivable	11,645	–	–	11,645	11,645
Liabilities:
Warehouse lines of credit	$134,791	$–	$–	$134,791	$134,791
Accrued interest payable	5,254	–	–	5,254	5,254
Residual interest financing	39,478	–	–	39,478	39,478
Securitization trust debt	2,097,728	–	–	2,116,520	2,116,520
Subordinated renewable notes	17,534	–	–	17,534	17,534

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2020, we have originated a total of approximately $16.5 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
Three months ended March 31, 2020	266,002	2,435,074

Since approximately April 1, 2020, due to the onset of the pandemic, we have seen a decrease of roughly 50% in the rate at which we purchase automobile contracts.

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

Since 1994 we have conducted 85 term securitizations of automobile contracts that we originated. As of March 31, 2020, 21 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2015	3	$795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
Three months ended March 31, 2020	1	260,000

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2020, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2020 with the three months ended March 31, 2019

Revenues. During the three months ended March 31, 2020, our revenues were $70.8 million, a decrease of $17.5 million, or 19.8%, from the prior year revenue of $88.2 million. The primary reason for the decrease in revenues is a decrease in interest income and a mark down to the carrying value of the portion of the receivables portfolio accounted for at fair value. Interest income for the three months ended March 31, 2020 decreased $6.7 million, or 7.8%, to $79.1 million from $85.8 million in the prior year. The primary reason for the decrease in interest income is the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of our loan portfolio for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$845,727	$38,330	18.1%	$1,401,047	$63,030	18.0%
Finance receivables measured at fair value	1,580,468	40,806	10.3%	955,566	22,815	9.6%
Total	$2,426,195	$79,136	13.0%	$2,356,613	$85,845	14.6%

Revenues for the first quarter of 2020 include a $10.4 million mark down to the carrying value of the finance receivables measured at fair value, due to the uncertainty associated with the pandemic. The mark down is an estimate based on our evaluation of credit characteristics of each of the monthly pools that compose the portfolio carried at fair value and our assessment of potential additional future net losses arising from the pandemic.

In the three months ended March 31, 2020, other income of $2.0 million decreased by $404,000, or 16.9% compared to the prior year. The three-month period ended March 31, 2020 includes a decrease of $153,000 in revenues associated with direct mail and other related products and services that we offer to our dealers and a decrease of $170,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

Expenses.  Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, sales and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the internal rate of return or the carrying value applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Due to the onset of the pandemic, we have not completed a securitization in April 2020 as we normally would and therefore will incur greater interest expense on contracts that remain in our warehouse facilities that would have otherwise been included in a securitization. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $67.7 million for the three months ended March 31, 2020, compared to $85.6 million for the prior period, a decrease of $17.9 million, or 20.9%. The decrease is primarily due to a decrease in provision for credit losses, offsetting increases in employee costs and general and administrative expenses.

Employee costs increased by $2.8 million or 14.5%, to $21.8 million during the three months ended March 31, 2020, representing 32.3% of total operating expenses, from $19.1 million for the prior year, or 22.3% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$266.0	$243.0
Contracts purchased (units)	14,747	13,942
Managed portfolio outstanding (dollars)	$2,435.1	$2,393.2
Managed portfolio outstanding (units)	179,253	176,916

Number of Originations staff	198	209
Number of Sales staff	113	129
Number of Servicing staff	601	625
Number of other staff	76	77
Total number of employees	988	1,040

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $8.7 million, an increase from $8.2 million in the previous year and represented 12.8% of total operating expenses.

Interest expense for the three months ended March 31, 2020 were $27.0 million and represented 39.9% of total operating expenses, compared to $27.3 million in the previous year, when it was 31.9% of total operating expenses.

Interest on securitization trust debt decreased by $190,000 for the three months ended March 31, 2020 compared to the prior period. The average balance of securitization trust debt decreased to $2,186.3 million for the three months ended March 31, 2020 compared to $2,193.5 million for the three months ended March 31, 2019. The blended interest rates on new term securitizations have generally increased in 2017 and 2018 before declining in 2019. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%

The annualized average rate on our securitization trust debt was 4.4% for the three months ended March 31, 2020 and 2019. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on subordinated renewable notes increased by $167,000. The average balance of the outstanding subordinated debt increased 25.5% to $18.1 million for the three months ended March 31, 2020 compared to $14.4 million for the three months ended March 31, 2019. The average yield of subordinated notes increased to 10.9% in the three-month period ended March 31, 2020 compared to 9.1% in the prior period.

Interest expense on warehouse debt decreased by $258,000, or 12.8%, for the three months ended March 31, 2020 compared to the prior period. The average rate on the debt decreased to 9.7% in the three-month period ended March 31, 2020 compared to 10.3% in the prior period.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $938,000 for the three months ended March 31, 2020 compared to $956,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$845,727	$38,330	18.1%	$1,401,047	$63,030	18.0%
Finance receivables at fair value	1,580,468	40,806	10.3%	955,566	22,815	9.6%
	2,426,195	79,136	13.0%	2,356,613	85,845	14.6%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit	$72,684	1,762	9.7%	$79,819	2,020	10.3%
Residual interest financing	38,895	938	9.6%	40,000	956	9.6%
Securitization trust debt	2,186,833	23,798	4.4%	2,193,486	23,988	4.4%
Subordinated renewable notes	18,053	493	10.9%	14,384	326	9.1%
	$2,316,465	26,991	4.7%	$2,327,689	27,290	4.7%
						$
Net interest income/spread	$–	$52,145	–	–	$58,555	–
Net interest yield (3)	$–	–	8.6%	–	–	9.9%
Ratio of average interest earning assets to average interest bearing liabilities	$–	–	105%	–	–	101%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2020
	Compared to March 31, 2019
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(24,700)	$(24,911)	$211
Finance receivables at fair value	17,991	15,225	2,766
	(6,709)	(9,686)	2,977
Interest Bearing Liabilities
Warehouse lines of credit	(258)	(185)	(73)
Residual interest financing	(18)	(18)	–
Securitization trust debt	(190)	(190)	–
Subordinated renewable notes	167	86	81
	(299)	(307)	8

Net interest income/spread	$(6,410)	$(9,379)	$2,969

The reduction in the annualized yield on our finance receivables for the three months ended March 31, 2020 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,580.5 million for the three months ended March 31, 2020 compared to $955.6 million in the prior year period.

Effective January 1, 2020, the Company adopted Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss model, generally referred to as CECL. Adoption of CECL required the establishment of an allowance for the remaining expected lifetime credit losses on the portion of the Company’s receivable portfolio that was originated prior to January 2018. To comply with CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

Provision for credit losses was $3.6 million for the three months ended March 31, 2020, a decrease of $20.3 million, or 84.9% compared to the prior year and represented 5.3% of total operating expenses. The provision represents our estimate of additional losses that may be incurred on the portfolio of finance receivables resulting from the pandemic. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded with the adoption of CECL in January 2020.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense decreased by $405,000 to $4.4 million during the three months ended March 31, 2020 and represented 6.5% of total operating expenses. Our sales staff was lower as of March 31, 2020 compared to March 31, 2019.

Occupancy expenses decreased by $283,000 or 14.3%, to $1.7 million compared to $2.0 million in the previous year and represented 2.6% of total operating expenses.

Depreciation and amortization expenses increased to $419,000 compared to $251,000 in the previous year and represented 0.6% of total operating expenses.

Income tax benefit was $7.7 million for the three months ended March 31, 2020, which includes an $8.8 million tax benefit. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the CARES Act provides for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million. Excluding the tax benefit, income tax expense would have been $1.1 million, representing an effective income tax rate of 36%. For the prior year period, income tax expense was $937,000, which represents an effective income tax rate of 35%.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we originated or own an interest in as of the respective dates shown. The pandemic will likely have a negative effect on our delinquency and charge off experience in the future, which is not yet reflected in the tables below. The tables do not include the experience of third party originated and owned portfolios.

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	March 31, 2020		March 31, 2019		December 31, 2019
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	179,253	$2,435,074	176,916	$2,393,165	177,604	$2,416,042
Period of delinquency (2)
31-60 days	10,465	$143,749	10,718	$150,214	13,737	$189,214
61-90 days	5,077	69,364	4,938	66,779	6,695	91,675
91+ days	2,929	34,816	2,581	31,692	3,530	46,516
Total delinquencies (2)	18,471	247,929	18,237	248,685	23,962	327,405
Amount in repossession (3)	4,511	54,349	3,242	41,410	3,779	46,144
Total delinquencies and amount in repossession (2)	22,982	$302,278	21,479	$290,095	27,741	$373,549

Delinquencies as a percentage of gross servicing portfolio	10.3%	10.2%	10.3%	10.4%	13.5%	13.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	12.8%	12.4%	12.1%	12.1%	15.6%	15.5%

Extension Experience
Contracts with one extension, accruing	29,683	$397,622	25,928	$346,724	27,677	$385,673
Contracts with two or more extensions, accruing	58,254	794,789	60,391	793,634	54,440	673,918
	87,937	1,192,411	86,319	1,140,358	82,117	1,059,591

Contracts with one extension, non-accrual (4)	833	9,958	842	10,093	1,130	14,528
Contracts with two or more extensions, non-accrual (4)	2,558	33,133	4,013	51,932	4,441	55,436
	3,391	43,091	4,855	62,025	5,571	69,964

Total contracts with extensions	91,328	$1,235,502	91,174	$1,202,383	87,688	$1,129,555

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	March 31,	March 31,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Average servicing portfolio outstanding	$845,727	$1,436,646	$1,192,484
Annualized net charge-offs as a percentage of	$
average servicing portfolio (2)	10.3%	11.6%	12.2%

	Fair Value Receivables Portfolio
	March 31,	March 31,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,580,468	$955,566	$1,212,226
Annualized net charge-offs as a percentage of	$
average servicing portfolio (2)	5.2%	2.6%	3.8%

	Total Managed Portfolio
	March 31,	March 31,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,426,195	$2,392,212	$2,404,710
Annualized net charge-offs as a percentage of	$
average servicing portfolio (2)	7.0%	8.0%	8.0%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2020 and March 31, 2019 percentages represent three months ended March 31, 2020 and March 31, 2019 annualized. December 31, 2019 represents 12 months ended December 31, 2019.

Extensions

In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. In general, we are bound by our securitization agreements to refrain from agreeing to more than two such extensions in any 12-month period and to more than six over the life of the contract. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In some cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. Because financial regulatory authorities have encouraged obligors to expect payment deferrals as a response to the pandemic, we may seek amendments or waivers of our securitization agreements to relax the limits on extensions; however, we have not sought such changes in terms as of the date of this report, and if we do seek such changes, there can be no assurance that the other parties to our securitization agreements will agree to such amendments or waivers, nor as to the effect on credit performance that may result if such amendments or waivers are agreed to.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2020, for accounts that received extensions from 2008 through 2018 (2019 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2020	% Active or Paid Off at March 31, 2020	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19

2009	32,226	10,274	31.9%	16,168	50.2%	5,783	17.9%	17

2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19

2011	18,786	10,975	58.4%	6,879	36.6%	932	5.0%	19

2012	18,783	11,328	60.3%	6,659	35.5%	796	4.2%	18

2013	23,398	11,245	48.1%	11,177	47.8%	976	4.2%	23

2014	25,773	10,887	42.2%	14,060	54.6%	826	3.2%	24

2015	53,319	24,381	45.7%	27,856	52.2%	1,082	2.0%	23

2016	80,897	43,046	53.2%	35,918	44.4%	1,933	2.4%	21

2017	133,881	77,128	57.6%	49,793	37.2%	6,926	5.2%	16

2018	121,531	86,061	70.8%	29,463	24.2%	6,007	4.9%	11

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 60.3% were either paid in full or active and performing at March 31, 2020. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,		Year Ended December 31,
	2020	2019	2019

Average number of extensions granted per month	7,118	5,983	5,962

Average number of outstanding accounts	178,570	176,616	177,256

Average monthly extensions as % of average outstandings	4.0%	3.4%	3.4%

______________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2020		March 31, 2019		December 31, 2019
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)
Contracts with one extension	30,516	$407,580	26,770	$356,817	28,807	$400,202
Contracts with two extensions	22,794	310,711	19,930	262,752	17,895	229,555
Contracts with three extensions	17,058	235,319	16,476	219,077	14,423	181,896
Contracts with four extensions	11,282	155,514	13,536	180,695	12,367	153,170
Contracts with five extensions	6,332	84,695	9,218	119,463	8,742	103,989
Contracts with six extensions	3,346	41,682	5,244	63,579	5,454	60,743
	91,328	$1,235,501	91,174	$1,202,383	87,688	$1,129,555

Managed portfolio (excluding originated and owned by 3rd parties)	179,253	$2,435,074	176,916	$2,393,165	177,604	$2,416,042

______________________

Note: Table excludes portfolios originated and owned by third parties

In recent years, we have experienced an increase in the number of extensions that we grant to our customers. We attribute this to a number of factors. First, in June 2014 we entered into a consent decree with the FTC that required us to make certain procedural changes in our servicing practices, which we believe have contributed to somewhat higher delinquencies and extensions compared to prior periods. Secondly, in recent years we have found it more difficult to communicate with our customers via outbound voice telephone calls, which have historically been our primary means of communicating with our customers. Consequently, we have recently developed text messaging platforms to supplement our outbound voice calling efforts. In addition, in 2016 we added features to the customer portal of our website to facilitate the process whereby the customer may request an extension. Since January of 2019, we have attempted to reduce extensions by working with our servicing staff to be more selective in granting extensions including, where appropriate, to exhaust all possibilities of payment by the customer before granting an extension. However, since March 31, 2020 we have increased our rate of extensions, due to the pandemic.

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

Net cash provided by operating activities for the three-month period ended March 31, 2020 was $64.1 million, an increase of $5.6 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2019 of $58.5 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash used in investing activities for the three-month period ended March 31, 2020 was $61.1 million compared to net cash used in investing activities of $62.2 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $266.0 million and $243.0 million during the first three months of 2020 and 2019, respectively.

Net cash used in financing activities for the three months ended March 31, 2020 was $1.7 million compared to net cash provided by financing activities of $18.0 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2020, we issued $260.0 million in new securitization trust debt compared to $254.4 million in the same period of 2019. We repaid $266.1 million in securitization trust debt in the three months ended March 31, 2020 compared to repayments of securitization trust debt of $208.8 million in the prior year period. In the three months ended March 31, 2020, we had net advances on warehouse lines of credit of $6.8 million, compared to net repayments of $19.1 million in the prior year’s period.

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

The acquisition of automobile contracts for subsequent financing in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. Of those, the factor most subject to our control is the rate at which we purchase automobile contracts. Since approximately April 1, 2020, due to the onset of the pandemic, we have seen a decrease in the number of purchased contracts.

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2020, we had unrestricted cash of $4.5 million and $156.4 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2020, we had approximately $21.3 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the three-month period ended March 31, 2020, we completed one securitization aggregating $260.0 million of notes sold. We generally complete one securitization each calendar quarter and have completed four securitizations every year since 2012, except for 2015 in which we completed three. We had planned to complete a securitization in April 2020 but chose not to complete one since the market for asset-backed securities had been significantly interrupted due to the pandemic. We intend to continue to monitor the market for asset-backed securities with the intention of completing a securitization when we find terms to be acceptable. There is no assurance that we will be able to complete a securitization on acceptable terms. If we are unable to complete such securitizations, we may be required to further reduce our automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and the net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies or net losses on the automobile contracts exceed such levels, the terms of the securitization may require increased credit enhancement to be accumulated for the particular pool. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2020, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2020, we had approximately $2,289.9 million of debt outstanding. Such debt consisted primarily of $2,091.6 million of securitization trust debt and $142.0 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $17.4 million while our warehouse lines of credit debt has increased by $24.9 million since March 31, 2019 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $18.3 million and $13.0 million in subordinated renewable notes outstanding at March 31, 2020 and 2019, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At March 31, 2020, $38.3 million of this residual interest financing debt remains outstanding ($37.9 million net of deferred financing costs).

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

Forward Looking Statements

This report on Form 10-Q includes certain “forward-looking statements.” Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “plans,” “estimates,” or words of like meaning. Our provision for credit losses is a forward-looking statement, as it is dependent on our estimates as to future chargeoffs and recovery rates. Factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Our valuation of receivables measured at fair value is a forward-looking statement, as it is dependent, among other things, on our estimates of cash to be received in the future with respect to such receivables. Each of the factors listed above as affecting charge-offs and recovery rates could have a similar effect on cash to be received in the future with respect to receivables measured at fair value. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell automobile contracts to us on the terms that we offer, and the terms on which and whether we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel and interest rates (which affect the rates that we pay on notes issued in our securitizations). The factors identified in this and other reports as “Risk Factors” could affect our revenues, expenses, liquidity and financial condition, and the timing and amount of cash received with respect to our automobile contracts.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information provided under the caption “Legal Proceedings,” Note 8 to the Unaudited Condensed Consolidated Financial Statements, included in Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 16, 2020. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

The COVID-19 pandemic and public authorities’ responses to the pandemic have materially and adversely affected our business, and the continuation or intensification of the pandemic or of public authorities’ responses may materially affect our financial condition, liquidity and results of operations.

An outbreak of a novel strain of coronavirus (“COVID-19”) has spread throughout the world, including in the United States. The outbreak has been declared a pandemic by the World Health Organization, the president of the United States has declared a national emergency, and governments in a substantial majority of the states of the United States have imposed emergency restrictions, of varying kind and detail, on economic activity. Such restrictions have included outright bans on the conduct of business not deemed essential by the respective governments.

The pandemic itself, if sufficient numbers of people were to be afflicted, could cause obligors under our automobile contracts to be unable to pay their contractual obligations. As the future course of the COVID-19 pandemic is as yet unknown, its direct effect on future obligor payments is likewise uncertain, but we believe it may be material.

The mandatory shutdown of large portions of the United States economy pursuant to emergency restrictions has impaired and will impair the ability of obligors under our automobile contracts to pay their contractual obligations. The extent to which that ability will be impaired, and the extent to which public ameliorative measures such as stimulus payments and enhanced unemployment benefits may restore such ability, cannot be estimated, but we believe it may be material.

Obligors’ willingness to pay may be impaired as a result of any combination of the following:

•	actual losses of income, resulting from emergency shutdowns, or general economic conditions, or both
•	obligors’ perception of increased risk that they may suffer a loss of income in the future
•	encouragement on the part of officials and others to expect deferrals and other accommodations from creditors
•	emergency or permanent limitations on our ability to enforce our automobile contracts.

The extent to which these or other factors may increase obligors’ refusal to pay in accordance with the terms of our automobile contracts cannot be estimated, but we believe it may be material.

Emergency regulations in many states mandate that we refrain from enforcing our automobile contacts by repossession or by legal process. The effective dates of such mandates vary from state to state, and we expect that the effective dates will change in the future. In addition to the emergency regulations in effect as of the date of this report, federal and state governments may impose further restrictions on servicing practices, such as requiring forbearance for affected borrowers or prohibiting repossession.  The effect of existing emergency mandates, and the extent and effect of any such further restrictions is uncertain, but may be material.

The pandemic itself (if sufficient numbers of people are afflicted) may adversely affect, and actions taken in response to the pandemic on a national and local level by governmental authorities have adversely affected, general and local economic conditions. We expect that such adverse effects on the economy generally will have an adverse effect on payments that we will receive in the future on our automobile contracts. Such adverse effect may be material.

Further, a general decline in economic activity, should it occur, may adversely affect the availability of automobile contracts for our purchase. We have seen a material decrease in the availability of contracts for purchase since April 2020. We are unable to predict the extent to which such a decrease may reverse, intensify or persist, nor whether or when such a decrease may end. A material and continued decrease would cause the size of our portfolio of automobile contracts to be reduced, which in turn would decrease the revenue that we may receive in the future from our portfolio of automobile contracts, in an amount that we cannot estimate at this time, but which may be material.

The pandemic has resulted in unsettled conditions in financial markets, which has caused us to defer an April 2020 securitization transaction that would have reduced our carrying cost for a material portion of our automobile contracts, and would have provided material liquidity to us. We cannot predict the time and extent to which such unsettled conditions may persist, but continuing inability to securitize would reduce our ability to purchase automobile contracts, which would cause the size of our portfolio of automobile contracts to be reduced, which in turn would decrease the revenue that we may receive in the future from our portfolio of automobile contracts. We cannot estimate the amount of any such decrease at this time, but the decrease in revenue may be material.

We measure our portfolio of finance receivables carried at fair value with consideration for unobservable inputs that reflect our own assumptions about the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances. They include such inputs as estimates for the magnitude and timing of net charge-offs and the rate of amortization of the portfolio. The pandemic and the adverse effect it may have on the U.S. economy and our obligors may cause us to consider significant changes in any of those inputs, which in turn may a significant impact on our fair value measurement.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2020, we had approximately $2,289.9 million of debt outstanding. Such debt consisted primarily of $2,091.6 million of securitization trust debt and $142.0 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $17.4 million while our warehouse lines of credit debt has increased by $24.9 million since March 31, 2019 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $18.3 million and $13.0 million in subordinated renewable notes outstanding at March 31, 2020 and 2019, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At March 31, 2020, $38.3 million of this residual interest financing debt remains outstanding ($37.9 million net of deferred financing costs). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Forward-looking statements in this report also include our recorded figures representing allowances for remaining expected lifetime credit losses, our markdown of carrying value for the portion of our portfolio accounted for at fair value, our charge to the provision for credit losses for the our legacy portfolio, our estimates of fair value (most significantly for our receivables accounted for at fair value), our entries offsetting the preceding, and figures derived from any of the preceding. In each case, such figures are forward-looking statements because they are dependent on our estimates of cash to be received and losses to be incurred in the future. The accuracy of such estimates may be adversely affected by various factors, which include (in addition to risks relating to the COVID-19 pandemic and to the economy generally) the following: possible increased delinquencies; repossessions and losses on retail installment contracts; incorrect prepayment speed and/or discount rate assumptions; possible unavailability of qualified personnel, which could adversely affect our ability to service our portfolio; possible increases in the rate of consumer bankruptcy filings, which could adversely affect our rights to collect payments from our portfolio; other changes in government regulations affecting consumer credit; possible declines in the market price for used vehicles, which could adversely affect our realization upon repossessed vehicles; and economic conditions in geographic areas in which the Company's business is concentrated. The accuracy of such estimates may also be affected by the effects of the COVID-19 pandemic and of governmental responses to said pandemic, which have included prohibitions on certain means of enforcement of receivables, and may include additional restrictions, as yet unknown, in the future. Any or all of such factors also may affect our future financial results, as to which there can be no assurance. Any implication that past results or past consecutive earnings are indicative of future results or future earnings is disclaimed, and the reader should draw no such inference. Factors such as those identified above in relation to losses to be incurred in the future may affect future performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we did not repurchase shares in the open market.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)
January 2020	–	$–	–	$6,144,520
February 2020	–	–	–	6,144,520
March 2020	–	–	–	6,144,520
Total	–	$–	–

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2020, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)
Date: May 5, 2020
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2020	By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

