Form 10-Q
period 2020-06-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2020-07-31
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

For the quarterly period ended June 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 24, 2020 the registrant had 22,704,868 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 6.	Exhibits	49
	Signatures	50

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$7,475	$5,295
Restricted cash and equivalents	139,191	135,537
Finance receivables measured at fair value	1,537,649	1,444,038

Finance receivables	669,772	897,530
Less: Allowance for finance credit losses	(98,602)	(11,640)
Finance receivables, net	571,170	885,890

Furniture and equipment, net	1,266	1,512
Deferred tax assets, net	33,442	15,480
Accrued interest receivable	7,229	11,645
Other assets	40,038	39,852
Total Assets	$2,337,460	$2,539,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$47,415	$47,077
Warehouse lines of credit	56,668	134,791
Residual interest financing	37,544	39,478
Securitization trust debt	2,051,172	2,097,728
Subordinated renewable notes	19,580	17,534
Total Liabilities	2,212,379	2,336,608
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,715,496 and 22,530,918 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	72,402	71,257
Retained earnings	61,100	139,805
Accumulated other comprehensive loss	(8,421)	(8,421)
Total stockholders’ equity	125,081	202,641

Total liabilities and stockholders’ equity	$2,337,460	$2,539,249

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Interest income	$75,552	$84,449	$154,689	$170,294
Mark to finance receivables measured at fair value	(9,549)	–	(19,899)	–
Other income	1,289	1,876	3,269	4,261
Total revenues	67,292	86,325	138,059	174,555

Expenses:
Employee costs	19,828	19,706	41,671	38,779
General and administrative	7,837	8,750	16,506	16,924
Interest	26,485	27,703	53,476	54,993
Provision for credit losses	3,100	20,489	6,713	44,445
Sales	3,079	4,634	7,508	9,470
Occupancy	1,833	2,011	3,524	3,985
Depreciation and amortization	487	262	906	513
Total operating expenses	62,649	83,555	130,304	169,109
Income before income tax expense (benefit)	4,643	2,770	7,755	5,446
Income tax expense (benefit)	1,671	970	(6,009)	1,907
Net income	$2,972	$1,800	$13,764	$3,539

Earnings per share:
Basic	$0.13	$0.08	$0.61	$0.16
Diluted	0.13	0.08	0.58	0.15

Number of shares used in computing earnings per share:
Basic	22,685	22,362	22,612	22,302
Diluted	23,687	23,978	23,783	24,119

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$2,972	$1,800	$13,764	$3,539

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$2,972	$1,800	$13,764	$3,539

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$13,764	$3,539
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	641	952
Net interest income accretion on fair value receivables	64,156	39,822
Depreciation and amortization	906	513
Amortization of deferred financing costs	4,127	4,127
Mark to finance receivables measured at fair value	19,899	–
Provision for credit losses	6,713	44,445
Stock-based compensation expense	898	1,119
Changes in assets and liabilities:
Accrued interest receivable	4,416	15,575
Deferred tax assets, net	16,569	2,069
Other assets	(3,074)	(142)
Accounts payable and accrued expenses	338	399
Net cash provided by operating activities	129,353	112,418

Cash flows from investing activities:
Payments received on finance receivables held for investment	180,366	261,723
Purchases of finance receivables measured at fair value	(399,729)	(494,626)
Payments received on finance receivables at fair value	222,063	117,505
Change in repossessions held in inventory	2,888	425
Purchase of furniture and equipment	(660)	(404)
Net cash provided by (used in) investing activities	4,928	(115,377)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	462,343	482,675
Proceeds from issuance of subordinated renewable notes	3,450	1,613
Payments on subordinated renewable notes	(1,404)	(4,535)
Net advances of warehouse lines of credit	(78,843)	2,677
Repayment of residual interest financing debt	(2,120)	–
Repayment of securitization trust debt	(508,942)	(468,874)
Payment of financing costs	(3,178)	(4,383)
Purchase of common stock	(205)	(1,440)
Exercise of options and warrants	452	347
Net cash provided by (used in) financing activities	(128,447)	8,080
Increase in cash and cash equivalents	5,834	5,121
Cash and restricted cash at beginning of period	140,832	130,110
Cash and restricted cash at end of period	$146,666	$135,231

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$49,372	$50,417
Income taxes	$(17,580)	$(3,227)
Non-cash financing activities:
Right-of-use asset, net	$–	$(21,869)
Lease liability	$–	$23,327
Deferred office rent	$–	$(1,458)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common Stock (Shares Outstanding)
Balance, beginning of period	22,559	22,134	22,531	22,422
Common stock issued upon exercise of options and warrants	228	405	256	483
Repurchase of common stock	(72)	(13)	(72)	(379)
Balance, end of period	22,715	22,526	22,715	22,526

Common Stock
Balance, beginning of period	$71,792	$69,544	$71,257	$70,273
Common stock issued upon exercise of options and warrants	404	274	452	347
Repurchase of common stock	(205)	–	(205)	(1,440)
Stock-based compensation	411	481	898	1,119
Balance, end of period	$72,402	$70,299	$72,402	$70,299

Retained Earnings
Balance, beginning of period	$58,128	$136,138	$139,805	$134,399
Cumulative change in accounting principle (Note 2)	–	–	(92,469)	–
Balance, beginning of period (as adjusted for change in accounting principle)	$58,128	$136,138	$47,336	$134,399
Net income	2,972	1,800	13,764	3,539
Balance, end of period	$61,100	$137,938	$61,100	$137,938

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(8,421)	$(7,554)	$(8,421)	$(7,554)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(8,421)	$(7,554)	$(8,421)	$(7,554)

Total Shareholders' Equity	$125,081	$200,683	$125,081	$200,683

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six-month period ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.

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

Finance Receivables Measured at Fair Value

Effective January 1, 2018, we adopted the fair value method of accounting for finance receivables acquired on or after that date. For each finance receivable acquired after 2017, we consider the price paid on the purchase date as the fair value for such receivable. We estimate the cash to be received in the future with respect to such receivables, based on our experience with similar receivables acquired in the past. We then compute the internal rate of return that results in the present value of those estimated cash receipts being equal to the purchase date fair value. Thereafter, we recognize interest income on such receivables on a level yield basis using that internal rate of return as the applicable interest rate. Cash received with respect to such receivables is applied first against such interest income, and then to reduce the recorded value of the receivables.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. Results for the second quarter include the estimated potential effect on credit performance resulting from the COVID-19 pandemic. We recorded a $9.5 million mark down to the recorded value of the portion of the receivables portfolio accounted for at fair value in the second quarter and $10.4 million in the first quarter. The mark down is reflected as a reduction in revenue for each period.

Anticipated credit losses are included in our estimation of cash to be received with respect to receivables. Because such credit losses are included in our computation of the appropriate level yield, we do not thereafter make periodic provision for credit losses, as our best estimate of the lifetime aggregate of credit losses is included in that initial computation. Also, because we include anticipated credit losses in our computation of the level yield, the computed level yield is materially lower than the average contractual rate applicable to the receivables. Because our initial recorded value is fixed as the price we pay for the receivable, rather than as the contractual principal balance, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Direct mail revenues	$501	$1,051	$1,684	$2,387
Convenience fee revenue	530	570	1,060	1,270
Recoveries on previously charged-off contracts	50	45	75	102
Sales tax refunds	208	204	409	431
Other	–	6	41	71
Other income for the period	$1,289	$1,876	$3,269	$4,261

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	June 30,	December 31,
	2020	2019
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$23,735	$23,735
Less: Accumulated amortization right-of-use assets	(9,729)	(6,600)
Operating lease right-of-use assets, net	$14,006	$17,135

Operating lease liabilities	$(15,308)	$(18,527)

Finance Leases
Property and equipment, at cost	$3,224	$876
Less: Accumulated depreciation	(672)	(150)
Property and equipment, net	$2,552	$726

Finance lease liabilities	$(2,586)	$(718)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.6%	6.4%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2020 (excluding the six months ended June 30, 2020)	$3,903	$587
2021	7,458	1,170
2022	6,066	992
2023	1,397	42
2024	419	14
Thereafter	282	–
Total undiscounted lease payments	19,525	2,805
Less amounts representing interest	(4,524)	(219)
Lease Liability	$15,308	$2,586

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Operating lease cost	$1,885	$1,886	$3,769	$3,775
Finance lease cost	293	44	572	44
Total lease cost	$2,178	$1,930	$4,341	$3,819

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)		(In thousands)
Operating cash flows from operating leases	$1,932	$1,890	$3,858	$3,776
Operating cash flows from finance leases	248	36	481	36
Financing cash flows from finance leases	45	8	91	8

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2020, we recorded stock-based compensation costs in the amount of $412,000 and $898,000, respectively. These stock-based compensation costs were $481,000 and $1.1 million for the three and six months ended June 30, 2019. As of June 30, 2020, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.2 million. This amount will be recognized as expense over a weighted-average period of 2.6 years.

The following represents stock option activity for the six months ended June 30, 2020:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	15,348	$4.59	N/A
Granted	1,600	2.47	N/A
Exercised	(256)	1.76	N/A
Forfeited	(164)	5.48	N/A
Options outstanding at the end of period	16,528	$4.42	3.31 years

Options exercisable at the end of period	12,535	$4.81	2.45 years

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2020, the aggregate intrinsic value of options outstanding and exercisable was $3.5 million and $3.0 million, respectively. There were 256,600 options exercised for the six months ended June 30, 2020 compared to 482,500 for the comparable period in 2019. The total intrinsic value of options exercised was $285,000 and $1.4 million for the six-month periods ended June 30, 2020 and 2019. There were 21,000 shares available for future stock option grants under existing plans as of June 30, 2020.

Purchases of Company Stock

The table below describes the purchase of our common stock for the six-month ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020		June 30, 2019
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	25,113	$2.85	335,546	$3.95
Shares redeemed upon net exercise of stock options	46,909	2.86	18,424	3.76
Other purchases	–	–	24,500	4.20
Total stock purchases	72,022	$2.85	378,470	$3.97

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2020, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

Results for the six-month period ending June 30, 2020 include the estimated potential effect on credit performance resulting from the pandemic. We recorded a $6.7 million charge to the provision for credit losses for the legacy portfolio accounted for under CECL and a $19.9 million mark down to the recorded value of the finance receivables measured at fair value.

The pandemic itself, if sufficient numbers of people were to be afflicted, could cause obligors under our automobile contracts to be unable to pay their contractual obligations. As the future course of the COVID-19 pandemic is as yet unknown, its direct effect on future obligor payments is likewise uncertain.

The mandatory shutdown of large portions of the United States economy pursuant to emergency restrictions has impaired and will impair the ability of obligors under our automobile contracts to pay their contractual obligations. The extent to which that ability will be impaired, and the extent to which public ameliorative measures such as stimulus payments and enhanced unemployment benefits may restore such ability, cannot be estimated.

We measure our portfolio of finance receivables carried at fair value with consideration for unobservable inputs that reflect our own assumptions about the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances. They include such inputs as estimates for the magnitude and timing of net charge-offs and the rate of amortization of the portfolio. The pandemic and the adverse effect it may have on the U.S. economy and our obligors may cause us to consider significant changes in any of those inputs, which in turn may have a significant effect on our fair value measurement.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2020	2019
	(In thousands)
Finance receivables
Automobile finance receivables, net of unearned interest	$668,449	$895,566
Unearned acquisition fees and originations costs	1,323	1,964
Finance receivables	$669,772	$897,530

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(In thousands)
Delinquency Status
Current	$553,523	$669,937
31 - 60 days	55,498	107,951
61 - 90 days	23,199	57,395
91 + days	8,464	31,350
Repo	27,765	28,933
	$668,449	$895,566

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $8.5 million and $31.4 million at June 30, 2020 and December 31, 2019, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

We measure the weighted average monthly incremental change in cumulative net losses for the vintage pools in the relevant historical period. The data reflect the effect on vintage pools of past events as well as more recent events reflecting current conditions. We then apply the results of the historical analysis to less seasoned vintage pools beginning with each vintage pool’s most recent actual cumulative net loss experience and extrapolating from that point based on the historical data. We believe the pattern and magnitude of losses on older vintages allows us to establish a reasonable and supportable forecast of less seasoned vintages.

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

In consideration of the depth and breadth of the historical period, and the homogeneity of our portfolio, we generally do not adjust historical loss information for differences in risk characteristics such as credit or structural composition of segments of the portfolio or for changes in environmental conditions such as changes in unemployment rates, collateral values or other factors. However, we have considered how certain qualitative factors may affect future credit losses and have incorporated our judgement of the effect of such factors into our estimates.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost basis of our finance receivables by annual vintage as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
	(In thousands)
Annual Vintage Pool
2012	$1,312	$2,432
2013	9,057	15,489
2014	41,225	61,290
2015	122,363	162,242
2016	228,234	292,360
2017	266,258	361,753
	$668,449	$895,566

At the adoption of CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

In consideration of the uncertainty associated with the pandemic, the Company made additional provision for credit losses on finance receivables for the for the three-month and six-month periods ended June 30, 2020, in the amounts of $3.1 million and $6.7 million, respectively.

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Balance at beginning of period	$114,073	$48,196	$11,640	$67,376
Early adoption of CECL	–	n/a	127,000	n/a
Provision for credit losses on finance receivables	3,100	20,489	6,713	44,445
Charge-offs	(23,308)	(50,409)	(57,522)	(102,919)
Recoveries	4,737	14,388	10,771	23,762
Balance at end of period	$98,602	$32,664	$98,602	$32,664

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

	June 30,	December 31,
	2020	2019
	(In thousands)
Gross balance of repossessions in inventory	$27,765	$28,933
Allowance for losses on repossessed inventory	(23,109)	(21,389)
Net repossessed inventory included in other assets	$4,656	$7,544

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2020 (2)	Principal	2020	2019	2020
	(Dollars in thousands)
CPS 2014-C	December 2021	–	273,000	–	19,758	–
CPS 2014-D	March 2022	17,002	267,500	15,647	23,755	5.82%
CPS 2015-A	June 2022	18,894	245,000	17,301	26,713	5.87%
CPS 2015-B	September 2022	26,444	250,000	26,142	36,338	5.45%
CPS 2015-C	December 2022	39,594	300,000	39,739	53,579	6.17%
CPS 2016-A	March 2023	50,410	329,460	53,801	71,599	6.55%
CPS 2016-B	June 2023	62,854	332,690	62,967	82,667	7.08%
CPS 2016-C	September 2023	64,356	318,500	63,748	83,696	7.12%
CPS 2016-D	April 2024	51,487	206,325	49,635	65,021	5.31%
CPS 2017-A	April 2024	57,147	206,320	54,980	71,450	5.26%
CPS 2017-B	December 2023	70,008	225,170	56,243	76,201	4.57%
CPS 2017-C	September 2024	72,442	224,825	61,597	80,315	4.45%
CPS 2017-D	June 2024	74,749	196,300	64,292	83,801	4.01%
CPS 2018-A	March 2025	80,427	190,000	70,616	91,258	3.85%
CPS 2018-B	December 2024	94,479	201,823	86,861	111,188	4.25%
CPS 2018-C	September 2025	111,494	230,275	100,415	130,064	4.36%
CPS 2018-D	June 2025	131,159	233,730	115,229	149,470	4.35%
CPS 2019-A	March 2026	164,744	254,400	147,634	186,900	4.15%
CPS 2019-B	June 2026	159,841	228,275	150,112	184,308	3.74%
CPS 2019-C	September 2026	186,160	243,513	177,905	216,650	3.12%
CPS 2019-D	December 2026	232,484	274,313	223,234	265,035	2.68%
CPS 2020-A	March 2027	232,307	260,000	228,045	–	2.66%
CPS 2020-B	June 2027	216,306	202,343	197,023	–	2.77%
		$2,214,788	$5,693,762	$2,063,166	$2,109,766

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $418.1 million in 2020, $664.0 million in 2021, $450.7 million in 2022, $369.3 million in 2023, $80.9 million in 2024, $65.2 million in 2025, and $3.0 million in 2026.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $12.0 million as of June 30, 2020 and December 31, 2019 have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of June 30, 2020, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2020, restricted cash under the various agreements totaled approximately $146.7 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at June 30, 2020 and December 31, 2019 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2020	2019
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	February 2021	$15,871	$40,558

	3.00% over one month Libor (Minimum 3.75%)	September 2020	28,563	96,225

	4.00% over a commercial paper rate (Minimum 5.00%)	December 2021	13,507	–

Residual interest financing	8.60%	January 2026	37,881	40,000

Subordinated renewable notes	Weighted average rate of 10.36% and 9.75% at June 30, 2020 and December 31, 2019 , respectively	Weighted average maturity of July 2022 and April 2022 at June 30, 2020 and December 31, 2019, respectively	19,580	17,534

			$115,402	$194,317

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unamortized debt issuance costs of $429,000 and $522,000 as of June 30, 2020 and December 31, 2019, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.3 million and $2.0 million as of June 30, 2020 and December 31, 2019, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Interest on finance receivables	$33,773	$55,660	$71,580	$117,950
Interest on finance receivables at fair value	41,659	27,978	82,465	50,793
Mark to finance receivables measured at fair value	(9,549)	–	(19,899)	–
Other interest income	120	811	644	1,551
Interest income	$66,003	$84,449	$134,790	$170,294

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Securitization trust debt	$22,367	$24,466	$46,165	$48,454
Warehouse lines of credit	2,675	1,960	4,437	3,980
Residual interest financing	920	955	1,857	1,911
Subordinated renewable notes	523	322	1,017	648
Interest expense	$26,485	$27,703	$53,476	$54,993

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2020 and 2019 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,685	22,362	22,612	22,302
Incremental common shares attributable to exercise of outstanding options and warrants	1,002	1,616	1,171	1,817
Weighted average number of common shares used to compute diluted earnings per share	23,687	23,978	23,783	24,119

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2020 would have included an additional 13.3 million and 13.1 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2019, an additional 10.7 million and 10.5 million shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was adopted, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has such NOLs reflected on its balance sheet as a portion of deferred tax assets. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million, which is reflected in income taxes for the six-month period ending June 30, 2020.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, and December 31, 2019, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $33.4 million as of June 30, 2020 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $33.4 million consists of approximately $22.1 million of net U.S. federal deferred tax assets and $11.3 million of net state deferred tax assets.

Income tax expense was $1.7 million for the three months ended June 30, 2020. Income tax benefit was $6.0 million (6,009) for the six months ended June 30, 2020, which includes net tax benefits of $8.8 million. Excluding the tax benefit, income tax expense would have been $2.8 million for the six months ended June 30,2020, representing an effective income tax rate of 36%. For the prior year period, income tax expense was $970,000 and $1.9 million 1,907 for the three months and six months ended June 30, 2019 and represents an effective income tax rate of 35%.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of June 30, 2020, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of June 30, 2020 is $250,000 (all of which is related to consumer claims), and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of June 30, 2020 does not exceed $3 million.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our level 3, unobservable inputs reflect our own assumptions about the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances. They include such inputs as estimates for the magnitude and timing of net charge-offs and the rate of amortization of the portfolio of finance receivable. Significant changes in any of those inputs in isolation would have a significant effect on our fair value measurement.

For the period ended June 30, 2020, the Company considered the effect of the pandemic on the portfolio of finance receivables carried at fair value and recorded a mark down to that portfolio of $19.9 million.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Balance at beginning of period	$1,559,697	$997,552	$1,444,038	$821,066
Finance receivables at fair value acquired during period	134,447	249,873	399,729	494,626
Payments received on finance receivables at fair value	(112,505)	(68,005)	(222,063)	(117,505)
Net interest income accretion on fair value receivables	(34,441)	(21,055)	(64,156)	(39,822)
Mark to fair value	(9,549)	–	(19,899)	–
Balance at end of period	$1,537,649	$1,158,365	$1,537,649	$1,158,365

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	June 30, 2020		December 31, 2019
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$1,631,731	$1,537,649	$1,492,803	$1,444,038

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	June 30,	December 31,		June 30,	December 31,
	2020	2019	Unobservable Inputs	2020	2019
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,537,649	$1,444,038	Discount rate	10.0% - 11.1%	8.9% - 11.1%
			Cumulative net losses	15.3% - 18.4%	15.0% - 16.1%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(In thousands)
Delinquency Status
Current	$1,523,495	$1,344,883
31 - 60 days	62,675	81,262
61 - 90 days	22,246	34,280
91 + days	8,127	15,167
Repo	15,188	17,211
	$1,631,731	$1,492,803

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2020 the finance receivables related to the repossessed vehicles in inventory totaled $27.8 million. We have applied a valuation adjustment, or loss allowance, of $23.1 million, which is based on a recovery rate of approximately 17%, resulting in an estimated fair value and carrying amount of $4.7 million. The fair value and carrying amount of the repossessed inventory at December 31, 2019 was $7.5 million after applying a valuation adjustment of $21.4 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended June 30, 2020 and 2019.

The estimated fair values of financial assets and liabilities at June 30, 2020 and December 31, 2019, were as follows:

	As of June 30, 2020
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$7,475	$7,475	$–	$–	$7,475
Restricted cash and equivalents	139,191	139,191	–	–	139,191
Finance receivables, net	571,170	–	–	526,888	526,888
Accrued interest receivable	7,229	–	–	7,229	7,229
Liabilities:
Warehouse lines of credit	$56,668	$–	$–	$56,668	$56,668
Accrued interest payable	5,231	–	–	5,231	5,231
Residual interest financing	37,544	–	–	37,544	37,544
Securitization trust debt	2,051,172	–	–	2,034,363	2,034,363
Subordinated renewable notes	19,580	–	–	19,580	19,580

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2019
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,295	$5,295	$–	$–	$5,295
Restricted cash and equivalents	135,537	135,537	–	–	135,537
Finance receivables, net	885,890	–	–	841,160	841,160
Accrued interest receivable	11,645	–	–	11,645	11,645
Liabilities:
Warehouse lines of credit	$134,791	$–	$–	$134,791	$134,791
Accrued interest payable	5,254	–	–	5,254	5,254
Residual interest financing	39,478	–	–	39,478	39,478
Securitization trust debt	2,097,728	–	–	2,116,520	2,116,520
Subordinated renewable notes	17,534	–	–	17,534	17,534

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2020, we have originated a total of approximately $16.6 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
Six months ended June 30, 2020	401,857	2,326,440

During the three months ended June 30, 2020, due to the onset of the pandemic, we have seen a decrease in the monthly volumes of our contract purchases compared to the prior year period and also compared to our first quarter of 2020.

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

Since 1994 we have conducted 86 term securitizations of automobile contracts that we originated. As of June 30, 2020, 22 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2015	3	$795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
Six months ended June 30, 2020	2	481,867

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2020, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2020 with the three months ended June 30, 2019

Revenues.  During the three months ended June 30, 2020, our revenues were $67.3 million, a decrease of $19.0 million, or 22.0%, from the prior year revenue of $86.3 million. The primary reason for the decrease in revenues is a decrease in interest income and a mark down to the recorded value of the portion of the receivables portfolio accounted for at fair value. Interest income for the three months ended June 30, 2020 decreased $8.9 million, or 10.5%, to $75.6 million from $84.4 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our portfolio of finance receivables originated prior to January 2018, which accrued interest at an average of 18.5%, which is offset only in part by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of the two components of our loan portfolio for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$732,325	$33,893	18.5%	$1,262,836	$56,471	17.9%
Finance receivables measured at fair value	1,631,708	41,659	10.2%	1,136,086	27,978	9.9%
Total	$2,364,033	$75,552	12.8%	$2,398,922	$84,449	14.1%

Revenues for the second quarter of 2020 include a $9.5 million mark down to the recorded value of the finance receivables measured at fair value. The mark down is an estimate based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic.

In the three months ended June 30, 2020, other income of $1.3 million decreased by $587,000, or 31.3% compared to the prior year. The three-month period ended June 30, 2020 includes a decrease of $549,000 in revenues associated with direct mail and other related products and services that we offer to our dealers and a decrease of $40,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

Expenses.  Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, sales and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the internal rate of return or the recorded value applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding stock options and are one of our most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and automobile contracts purchased and serviced.

Other operating expenses consist largely of facilities expenses, telephone and other communication services, credit services, computer services, sales and advertising expenses, and depreciation and amortization.

Total operating expenses were $62.6 million for the three months ended June 30, 2020, compared to $83.6 million for the prior period, a decrease of $20.9 million, or 25.0%. The decrease is primarily due to a decrease in provision for credit losses.

Employee costs increased by $122,000 or 0.6%, to $19.8 million during the three months ended June 30, 2020, representing 31.6% of total operating expenses, from $19.7 million for the prior year, or 23.6% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$135.9	$250.1
Contracts purchased (units)	7,622	14,239
Managed portfolio outstanding (dollars)	$2,326.4	$2,399.2
Managed portfolio outstanding (units)	173,214	177,115

Number of Originations staff	166	213
Number of Sales staff	96	129
Number of Servicing staff	498	626
Number of other staff	74	77
Total number of employees	834	1,045

During the second quarter, we laid off 114 staff members due to the decrease in our business caused by the pandemic. The layoffs did not materially decrease our employee costs in the quarter ended June 30, 2020 but should result in decreased employee costs in future periods.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $7.8 million, a decrease from $8.8 million in the previous year and represented 12.5% of total operating expenses.

Interest expense for the three months ended June 30, 2020 were $26.5 million and represented 42.3% of total operating expenses, compared to $27.7 million in the previous year, when it was 33.2% of total operating expenses.

Interest on securitization trust debt decreased by $2.1 million for the three months ended June 30, 2020 compared to the prior period. The average balance of securitization trust debt decreased to $2,008.0 million for the three months ended June 30, 2020 compared to $2,175.9 million for the three months ended June 30, 2019. The blended interest rates on new term securitizations have generally increased in 2017 and 2018 before declining in 2019. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%

The annualized average rate on our securitization trust debt was 4.5% for the three months ended June 30, 2020 and 2019. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds. We observed a significant increase in the blended cost of funds in our June 2020 securitization compared to our January 2020 securitization, which we attribute to pandemic related disruptions and uncertainties in the market for asset-backed securitizations at the time.

Interest expense on subordinated renewable notes increased by $202,000. The average balance of the outstanding subordinated debt increased 33.5% to $18.7 million for the three months ended June 30, 2020 compared to $14.0 million for the three months ended June 30, 2019. The average yield of subordinated notes increased to 11.2% in the three-month period ended June 30, 2020 compared to 9.2% in the prior period.

Interest expense on warehouse debt increased by $715,000, or 36.5%, for the three months ended June 30, 2020 compared to the prior period. The average rate on the debt was 9.6% for both periods.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $920,000 for the three months ended June 30, 2020 compared to $955,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$732,325	$33,893	18.5%	$1,229,601	$56,471	18.4%
Finance receivables at fair value	1,631,708	41,659	10.2%	1,136,086	27,978	9.9%
	2,364,033	75,552	12.8%	2,365,687	84,449	14.3%

Interest Bearing Liabilities
Warehouse lines of credit	$158,966	2,675	6.7%	$77,321	1,960	10.1%
Residual interest financing	38,253	920	9.6%	40,000	955	9.6%
Securitization trust debt	2,008,006	22,366	4.5%	2,175,898	24,466	4.5%
Subordinated renewable notes	18,718	524	11.2%	14,021	322	9.2%
	$2,223,943	26,485	4.8%	$2,307,240	27,703	4.8%

Net interest income/spread		$49,067			$56,746
Net interest yield (3)			8.3%			9.6%
Ratio of average interest earning assets to average interest bearing liabilities			106%			103%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2020
	Compared to June 30, 2019
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(22,578)	$(22,761)	$183
Finance receivables at fair value	13,681	12,457	1,224
	(8,897)	(10,304)	1,407
Interest Bearing Liabilities
Warehouse lines of credit	715	2,066	(1,351)
Residual interest financing	(35)	(35)	–
Securitization trust debt	(2,100)	(2,100)	–
Subordinated renewable notes	202	108	94
	(1,218)	39	(1,257)

Net interest income/spread	$(7,679)	$(10,343)	$2,664

The reduction in the annualized yield on our finance receivables for the three months ended June 30, 2020 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,631.7 million for the three months ended June 30, 2020 compared to $1,136.1 million in the prior year period.

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

Provision for credit losses was $3.1 million for the three months ended June 30, 2020. The provision represents our estimate of additional losses that may be incurred on the portfolio of finance receivables resulting from the pandemic. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded with the adoption of CECL in January 2020. In the prior year period, prior to the adoption of CECL, provision for credit losses was $20.5 million.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense decreased by $1.6 million to $3.1 million during the three months ended June 30, 2020 and represented 4.9% of total operating expenses. We purchased $135.9 million of new contracts during the three months ended June 30, 2020 compared to $250.1 million in the prior year period. We attribute the decrease in contract purchases to the partial shutdown of the economy caused by the pandemic.

Occupancy expenses decreased by $178,000 or 8.9%, to $1.8 million compared to $2.0 million in the previous year and represented 3.0% of total operating expenses.

Depreciation and amortization expenses increased to $487,000 compared to $262,000 in the previous year and represented 0.8% of total operating expenses.

For the three months ended June 30, 2020 we recorded income tax expense of $1.7 million, representing a 36% effective tax rate. In the prior year period, we our income tax expense was $970,000, for an effective income tax rate of 35%.

Comparison of Operating Results for the six months ended June 30, 2020 with the six months ended June 30, 2019

Revenues.  During the six months ended June 30, 2020, our revenues were $138.1 million, a decrease of $36.5 million, or 20.9%, from the prior year revenue of $174.6 million. The primary reason for the decrease in revenues is a decrease in interest income and a mark down to the recorded value of the portion of the receivables portfolio accounted for at fair value. Interest income for the six months ended June 30, 2020 decreased $15.6 million, or 9.2%, to $154.7 million from $170.3 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our portfolio of finance receivables originated prior to January 2018, which accrued interest at an average of 18.5%, which is offset only in part by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of our loan portfolio for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$789,026	$72,224	18.3%	$1,349,741	$119,501	17.7%
Finance receivables measured at fair value	1,606,088	82,465	10.3%	1,045,826	50,793	9.7%
Total	$2,395,114	$154,689	12.9%	$2,395,567	$170,294	14.2%

Revenues for the six months ended June 30, 2020 include a $19.9 million mark down to the recorded value of the finance receivables measured at fair value. The mark down is an estimate based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic.

In the six months ended June 30, 2020, other income of $3.3 million decreased by $1.0 million, or 23.3% compared to the prior year. The six-month period ended June 30, 2020 includes a decrease of $700,000 in revenues associated with direct mail and other related products and services that we offer to our dealers and a decrease of $210,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

Expenses.  Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, sales and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the internal rate of return or the recorded value applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding stock options, and are one of our most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and automobile contracts purchased and serviced.

Other operating expenses consist largely of facilities expenses, telephone and other communication services, credit services, computer services, sales and advertising expenses, and depreciation and amortization.

Total operating expenses were $130.3 million for the six months ended June 30, 2020, compared to $169.1 million for the prior period, a decrease of $38.8 million, or 22.9%. The decrease is primarily due to a decrease in provision for credit losses.

Employee costs increased by $2.9 million or 7.5%, to $41.7 million during the six months ended June 30, 2020, representing 32.0% of total operating expenses, from $38.8 million for the prior year, or 22.9% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$401.9	$493.2
Contracts purchased (units)	22,369	28,181
Managed portfolio outstanding (dollars)	$2,326.4	$2,399.2
Managed portfolio outstanding (units)	173,214	177,115

Number of Originations staff	166	213
Number of Sales staff	96	129
Number of Servicing staff	498	626
Number of other staff	74	77
Total number of employees	834	1,045

During the second quarter, we laid off 114 staff members due to the decrease in our business caused by the pandemic. The layoffs should result in decreased employee costs in future periods.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $16.5 million, a decrease from $16.9 million in the previous year and represented 12.7% of total operating expenses.

Interest expense for the six months ended June 30, 2020 were $53.5 million and represented 41.0% of total operating expenses, compared to $55.0 million in the previous year, when it was 32.5% of total operating expenses.

Interest on securitization trust debt decreased by $2.3 million for the six months ended June 30, 2020 compared to the prior period. The average balance of securitization trust debt decreased to $2,097.4 million for the six months ended June 30, 2020 compared to $2,184.7 million for the six months ended June 30, 2019. The blended interest rates on new term securitizations have generally increased in 2017 and 2018 before declining in 2019. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%

The annualized average rate on our securitization trust debt was 4.4% for the six months ended June 30, 2020 and 2019. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds. We observed a significant increase in the blended cost of funds in our June 2020 securitization compared to our January 2020 securitization, which we attribute to pandemic related disruptions and uncertainties in the market for asset-backed securitizations at the time.

Interest expense on subordinated renewable notes increased by $369,000. The average balance of the outstanding subordinated debt increased 30.0% to $18.4 million for the six months ended June 30, 2020 compared to $14.2 million for the six months ended June 30, 2019. The average yield of subordinated notes increased to 11.1% in the six-month period ended June 30, 2020 compared to 9.1% in the prior period.

Interest expense on warehouse debt increased by $457,000, or 11.5%, for the six months ended June 30, 2020 compared to the prior period. The average rate on the debt was 7.7% in 2020 compared to 10.1% in the prior year.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $1.9 million for the current year and prior year periods.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$789,026	$72,224	18.3%	$1,349,741	$119,501	17.7%
Finance receivables at fair value	1,606,088	82,465	10.3%	1,045,826	50,793	9.7%
	2,395,114	154,689	12.9%	2,395,567	170,294	14.2%

Interest Bearing Liabilities
Warehouse lines of credit	$115,825	4,437	7.7%	$78,563	3,980	10.1%
Residual interest financing	38,744	1,857	9.6%	40,000	1,911	9.6%
Securitization trust debt	2,097,420	46,165	4.4%	2,184,692	48,454	4.4%
Subordinated renewable notes	18,397	1,017	11.1%	14,202	648	9.1%
	$2,270,386	53,476	4.7%	$2,317,457	54,993	4.7%

Net interest income/spread		$101,213			$115,301
Net interest yield (3)			8.5%			9.6%
Ratio of average interest earning assets to average interest bearing liabilities			105%			103%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2020
	Compared to June 30, 2019
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(47,277)	$(52,010)	$4,733
Finance receivables at fair value	31,672	22,749	8,923
	(15,605)	(29,261)	13,656
Interest Bearing Liabilities
Warehouse lines of credit	457	3,318	(2,861)
Residual interest financing	(54)	(67)	13
Securitization trust debt	(2,289)	(1,581)	(708)
Subordinated renewable notes	369	14	355
	(1,517)	1,684	(3,201)

Net interest income/spread	$(14,088)	$(30,945)	$16,857

The reduction in the annualized yield on our finance receivables for the six months ended June 30, 2020 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,606.1 million for the six months ended June 30, 2020 compared to $1,045.8 million in the prior year period.

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

Provision for credit losses was $6.7 million for the six months ended June 30, 2020. The provision represents our estimate of additional losses that may be incurred on the portfolio of finance receivables resulting from the pandemic. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded with the adoption of CECL in January 2020. In the prior year period, prior to the adoption of CECL, provision for credit losses was $44.4 million.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense decreased by $2.0 million to $7.5 million during the six months ended June 30, 2020 and represented 5.8% of total operating expenses. We purchased $401.9 million of new contracts during the six months ended June 30, 2020 compared to $493.2 million in the prior year period. We attribute the decrease in contract purchases to the partial shutdown of the economy caused by the pandemic.

Occupancy expenses decreased by $461,000 or 11.6%, to $3.5 million compared to $4.0 million in the previous year and represented 2.7% of total operating expenses.

Depreciation and amortization expenses increased to $906,000 compared to $513,000 in the previous year and represented 0.7% of total operating expenses.

Income tax benefit was $6.0 million for the six months ended June 30, 2020, which includes an $8.8 million tax benefit. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the CARES Act provides for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million. Excluding the tax benefit, income tax expense would have been $2.8 million, representing an effective income tax rate of 36%. For the prior year period, income tax expense was $1.9 million, which represents an effective income tax rate of 35%.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we originated or own an interest in as of the respective dates shown. Recent effects of the pandemic include higher volumes of payment extensions requested by our customers and, in some states, temporary suspension of our rights to repossess automobiles. The pandemic will likely have a negative effect on our delinquency and charge off experience in the future, which is not yet reflected in the tables below.

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	June 30, 2020		June 30, 2019		December 31, 2019
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	173,214	$2,326,440	177,115	$2,399,221	177,604	$2,416,042
Period of delinquency (2)
31-60 days	8,730	$118,172	13,728	$191,222	13,737	$189,214
61-90 days	3,408	45,445	6,293	86,075	6,695	91,675
91+ days	1,449	16,591	2,954	38,092	3,530	46,516
Total delinquencies (2)	13,587	180,208	22,975	315,389	23,962	327,405
Amount in repossession (3)	3,704	42,953	3,148	40,293	3,779	46,144
Total delinquencies and amount in repossession (2)	17,291	$223,161	26,123	$355,682	27,741	$373,549

Delinquencies as a percentage of gross servicing portfolio	7.8%	7.7%	13.0%	13.1%	13.5%	13.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	10.0%	9.6%	14.7%	14.8%	15.6%	15.5%

Extension Experience
Contracts with one extension, accruing	31,321	$450,677	24,808	$330,601	27,677	$385,673
Contracts with two or more extensions, accruing	145,831	1,845,323	56,861	730,639	54,440	673,918
	177,152	2,296,000	81,669	1,061,240	82,117	1,059,591
Contracts with one extension, non-accrual (4)	839	10,205	907	11,473	1,130	14,528
Contracts with two or more extensions, non-accrual (4)	3,243	36,458	4,098	53,318	4,441	55,436
	4,082	46,663	5,005	64,791	5,571	69,964

Total contracts with extensions	181,234	$2,342,663	86,674	$1,126,031	87,688	$1,129,555

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	June 30,	June 30,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Average servicing portfolio outstanding	$732,325	$1,262,836	$1,192,484
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	12.8%	12.2%	12.2%

	Fair Value Receivables Portfolio
	June 30,	June 30,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,631,708	$1,136,086	$1,212,226
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	5.0%	2.9%	3.8%

	Total Managed Portfolio
	June 30,	June 30,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,364,033	$2,398,922	$2,404,710
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	7.4%	7.8%	8.0%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2020 and June 30, 2019 percentages represent three months ended June 30, 2020 and June 30, 2019 annualized. December 31, 2019 represents 12 months ended December 31, 2019.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2020, for accounts that received extensions from 2008 through 2018 (2019 and 2020 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2020	% Active or Paid Off at June 30, 2020	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19

2009	32,226	10,274	31.9%	16,168	50.2%	5,783	17.9%	17

2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19

2011	18,786	10,974	58.4%	6,880	36.6%	932	5.0%	19

2012	18,783	11,325	60.3%	6,662	35.5%	796	4.2%	18

2013	23,398	11,222	48.0%	11,200	47.9%	976	4.2%	23

2014	25,773	10,778	41.8%	14,169	55.0%	826	3.2%	24

2015	53,319	23,966	44.9%	28,271	53.0%	1,082	2.0%	24

2016	80,897	41,992	51.9%	36,972	45.7%	1,933	2.4%	22

2017	133,881	74,241	55.5%	52,680	39.3%	6,926	5.2%	17

2018	121,531	82,273	67.7%	33,251	27.4%	6,007	4.9%	12

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 60.3% were either paid in full or active and performing at June 30, 2020. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2019

Average number of extensions granted per month	9,448	4,994	5,962

Average number of outstanding accounts	175,366	176,885	177,256

Average monthly extensions as % of average outstandings	5.4%	2.8%	3.4%

______________________

Note: Table excludes portfolios originated and owned by third parties

	June 30, 2020		June 30, 2019		December 31, 2019
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	32,160	$460,882	25,715	$342,074	28,807	$400,202
Contracts with two extensions	19,265	254,247	18,807	244,288	17,895	229,555
Contracts with three extensions	13,780	169,137	15,430	201,324	14,423	181,896
Contracts with four extensions	11,964	141,288	12,740	166,119	12,367	153,170
Contracts with five extensions	9,082	101,524	8,717	110,251	8,742	103,989
Contracts with six extensions	6,407	67,585	5,265	61,975	5,454	60,743
	92,658	$1,194,663	86,674	$1,126,031	87,688	$1,129,555

Managed portfolio (excluding originated and owned by 3rd parties)	173,214	$2,326,440	177,115	$2,399,221	177,604	$2,416,042

______________________

Note: Table excludes portfolios originated and owned by third parties

In recent years, we have experienced an increase in the number of extensions that we grant to our customers. We attribute this to a number of factors. First, in June 2014 we entered into a consent decree with the FTC that required us to make certain procedural changes in our servicing practices, which we believe have contributed to somewhat higher delinquencies and extensions compared to prior periods. Secondly, in recent years we have found it more difficult to communicate with our customers via outbound voice telephone calls, which have historically been our primary means of communicating with our customers. Consequently, we have recently developed text messaging platforms to supplement our outbound voice calling efforts. In addition, in 2016 we added features to the customer portal of our website to facilitate the process whereby the customer may request an extension. Since January of 2019, we have attempted to reduce extensions by working with our servicing staff to be more selective in granting extensions including, where appropriate, to exhaust all possibilities of payment by the customer before granting an extension. Due to the pandemic, we have after March 2020 granted more extensions than in the prior year period, as shown in the table below:

	Second Quarter of 2019			Second Quarter of 2020
	Apr-19	May-19	Jun-19	Apr-20	May-20	Jun-20

Number of extensions granted	3,806	4,033	4,174	14,227	9,112	4,954

Number of outstanding accounts	177,220	177,124	177,115	177,644	175,241	173,214

Extensions as % of outstandings	2.1%	2.3%	2.4%	8.0%	5.2%	2.9%

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

Net cash provided by operating activities for the six-month period ended June 30, 2020 was $129.4 million, an increase of $17.0 million, compared to net cash provided by operating activities for the six-month period ended June 30, 2019 of $112.4 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash provided by investing activities for the six-month period ended June 30, 2020 was $4.9 million compared to net cash used in investing activities of $115.4 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $399.7 million and $494.6 million during the first six months of 2020 and 2019, respectively.

Net cash used in financing activities for the six months ended June 30, 2020 was $128.4 million compared to net cash provided by financing activities of $8.1 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2020, we issued $462.3 million in new securitization trust debt compared to $482.7 million in the same period of 2019. We repaid $508.9 million in securitization trust debt in the six months ended June 30, 2020 compared to repayments of securitization trust debt of $468.9 million in the prior year period. In the six months ended June 31, 2020, we had net repayments on warehouse lines of credit of $78.8 million, compared to net advances of $2.7 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2020, we had unrestricted cash of $7.5 million and $243.3 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2020, we had approximately $20.3 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the six-month period ended June 30, 2020, we completed two securitizations aggregating $462.3 million of notes sold. We generally complete one securitization each calendar quarter and have completed four securitizations every year since 2012, except for 2015 in which we completed three. We had planned to complete a securitization in April 2020 but chose to delay it to June 2020 because the market for asset-backed securities had been significantly interrupted due to the pandemic. Although we were able to complete our June 2020 securitization, the structure and amount of bonds sold relative to the underlying receivables resulted in significantly less leverage than we had experienced in recent transactions. We intend to continue to monitor the market for asset-backed securities with the intention of completing our next securitization when we find terms to be acceptable. There is no assurance that we will be able to complete a securitization on acceptable terms. If we are unable to complete such securitizations, we may be required to further reduce our automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2020, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2020, we had approximately $2,165.0 million of debt outstanding. Such debt consisted primarily of $2,051.2 million of securitization trust debt and $56.7 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $26.1 million while our warehouse lines of credit debt has decreased by $82.5 million since June 30, 2019 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $19.6 million and $14.4 million in subordinated renewable notes outstanding at June 30, 2020 and 2019, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At June 30, 2020, $37.9 million of this residual interest financing debt remains outstanding ($37.5 million net of deferred financing costs).

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

Emergency regulations in some states mandate that we refrain from enforcing our automobile contacts by repossession or by legal process. The effective dates of such mandates vary from state to state, and we expect that the effective dates will change in the future. In addition to the emergency regulations in effect as of the date of this report, federal and state governments may impose further restrictions on servicing practices, such as requiring forbearance for affected borrowers or prohibiting repossession. The effect of existing emergency mandates, and the extent and effect of any such further restrictions is uncertain, but may be material.

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

The pandemic has resulted in unsettled conditions in financial markets, which has caused us to defer an April 2020 securitization transaction and has resulted in an adverse change in terms in our most recent securitization (June 2020), as compared with securitizations in 2018 and 2019. We cannot predict the time and extent to which such unsettled conditions may persist, but continuing adverse conditions would increase our interest expense, and could reduce our ability to purchase automobile contracts, which would cause the size of our portfolio of automobile contracts to be reduced, which in turn would decrease the revenue that we may receive in the future from our portfolio of automobile contracts. We cannot estimate the amount of any such decrease at this time, but the increase in expense, decrease in revenue, or both, may be material.

We measure our portfolio of finance receivables carried at fair value with consideration for unobservable inputs that reflect our own assumptions about the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances. They include such inputs as estimates for the magnitude and timing of net charge-offs and the rate of amortization of the portfolio. The pandemic and the adverse effect it may have on the U.S. economy and our obligors may cause us to consider significant changes in any of those inputs, which in turn may a significant effect on our fair value measurement.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2020, we had approximately $2,165.0 million of debt outstanding. Such debt consisted primarily of $2,051.2 million of securitization trust debt and $57.6 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $46.6 million while our warehouse lines of credit debt has decreased by $78.1 million since December 31, 2019 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $19.6 million and $17.5 million in subordinated renewable notes outstanding at June 30, 2020 and December 31, 2019, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At June 30, 2020, $37.9 million of this residual interest financing debt remains outstanding ($37.5 million net of deferred financing costs). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Forward-looking statements in this report also include our recorded figures representing allowances for remaining expected lifetime credit losses, our markdown of the recorded value for the portion of our portfolio accounted for at fair value, our charge to the provision for credit losses for the our legacy portfolio, our estimates of fair value (most significantly for our receivables accounted for at fair value), our entries offsetting the preceding, and figures derived from any of the preceding.  In each case, such figures are forward-looking statements because they are dependent on our estimates of cash to be received and losses to be incurred in the future. The accuracy of such estimates may be adversely affected by various factors, which include (in addition to risks relating to the COVD-19 pandemic and to the economy generally) the following: possible increased delinquencies; repossessions and losses on retail installment contracts; incorrect prepayment speed and/or discount rate assumptions; possible unavailability of qualified personnel, which could adversely affect our ability to service our portfolio; possible increases in the rate of consumer bankruptcy filings, which could adversely affect our rights to collect payments from our portfolio; other changes in government regulations affecting consumer credit; possible declines in the market price for used vehicles, which could adversely affect our realization upon repossessed vehicles; and economic conditions in geographic areas in which the Company's business is concentrated. The accuracy of such estimates may also be affected by the effects of the COVID-19 pandemic and of governmental responses to said pandemic, which have included prohibitions on certain means of enforcement of receivables, and may include additional restrictions, as yet unknown, in the future. Any or all of such factors also may affect our future financial results, as to which there can be no assurance. Any implication that past results or past consecutive earnings are indicative of future results or future earnings is disclaimed, and the reader should draw no such inference. Factors such as those identified above in relation to losses to be incurred in the future may affect future performance.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Actual results may differ from expectations due to many factors beyond our ability to control or predict, including those described herein, and in documents incorporated by reference in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995

We undertake no obligation to publicly update any forward-looking information. You are advised to consult any additional disclosure we make in our periodic reports filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we repurchased 25,113 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2020	–	$–	–	$6,144,520
May 2020	–	$–	–	$6,144,520
June 2020	25,113	$2.85	25,113	$6,072,949
Total	25,113	$2.85	25,113

____________________

(1)	Each monthly period is the calendar month.
(2)	Through June 30, 2020, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)
Date: July 31, 2020
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2020	By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

