Form 10-Q
period 2020-09-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2020-11-03
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

For the quarterly period ended September 30, 2020

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

As of October 28, 2020 the registrant had 22,565,112 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6.	Exhibits	50
	Signatures	51

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$11,253	$5,295
Restricted cash and equivalents	200,912	135,537
Finance receivables measured at fair value	1,540,955	1,444,038

Finance receivables	577,281	897,530
Less: Allowance for finance credit losses	(94,218)	(11,640)
Finance receivables, net	483,063	885,890

Furniture and equipment, net	988	1,512
Deferred tax assets, net	31,026	15,480
Accrued interest receivable	6,291	11,645
Other assets	34,744	39,852
Total Assets	$2,309,232	$2,539,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$49,056	$47,077
Warehouse lines of credit	31,201	134,791
Residual interest financing	32,000	39,478
Securitization trust debt	2,048,089	2,097,728
Subordinated renewable notes	20,242	17,534
Total Liabilities	2,180,588	2,336,608
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,508,862 and 22,530,918 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	72,197	71,257
Retained earnings	64,868	139,805
Accumulated other comprehensive loss	(8,421)	(8,421)
Total stockholders' equity	128,644	202,641

Total liabilities and stockholders' equity	$2,309,232	$2,539,249

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Interest income	$72,582	$82,924	$227,271	$253,218
Mark to finance receivables measured at fair value	(3,152)	604	(23,051)	604
Other income	1,239	1,994	4,508	6,255
Total revenues	70,669	85,522	208,728	260,077

Expenses:
Employee costs	19,155	20,251	60,826	59,030
General and administrative	7,846	8,185	24,352	25,109
Interest	24,901	27,940	78,377	82,933
Provision for credit losses	7,400	19,874	14,113	64,319
Sales	3,202	4,407	10,710	13,877
Occupancy	1,838	1,760	5,362	5,745
Depreciation and amortization	438	276	1,344	789
Total operating expenses	64,780	82,693	195,084	251,802
Income before income tax expense (benefit)	5,889	2,829	13,644	8,275
Income tax expense (benefit)	2,121	991	(3,888)	2,898
Net income	$3,768	$1,838	$17,532	$5,377

Earnings per share:
Basic	$0.17	$0.08	$0.77	$0.24
Diluted	0.16	0.08	0.74	0.22

Number of shares used in computing earnings per share:
Basic	22,666	22,526	22,630	22,378
Diluted	23,908	24,066	23,825	24,102

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$3,768	$1,838	$17,532	$5,377

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$3,768	$1,838	$17,532	$5,377

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$17,532	$5,377
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	910	1,374
Net interest income accretion on fair value receivables	98,060	64,131
Depreciation and amortization	1,344	789
Amortization of deferred financing costs	6,128	6,226
Mark to finance receivables measured at fair value	23,051	(604)
Provision for credit losses	14,113	64,319
Stock-based compensation expense	1,437	1,496
Changes in assets and liabilities:
Accrued interest receivable	5,354	19,240
Deferred tax assets, net	18,985	3,063
Other assets	1,673	2,708
Accounts payable and accrued expenses	1,979	1,870
Net cash provided by operating activities	190,566	169,989

Cash flows from investing activities:
Payments received on finance receivables held for investment	260,804	379,365
Purchases of finance receivables measured at fair value	(572,938)	(756,555)
Payments received on finance receivables at fair value	354,910	200,889
Change in repossessions held in inventory	3,435	(733)
Purchase of furniture and equipment	(820)	(654)
Net cash provided by (used in) investing activities	45,391	(177,688)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	714,543	726,188
Proceeds from issuance of subordinated renewable notes	5,120	1,452
Payments on subordinated renewable notes	(2,412)	(3,213)
Net advances (repayments) of warehouse lines of credit	(104,685)	20,914
Repayment of residual interest financing debt	(7,757)	–
Repayment of securitization trust debt	(764,075)	(723,205)
Payment of financing costs	(4,861)	(6,099)
Purchase of common stock	(967)	(1,440)
Exercise of options and warrants	470	347
Net cash provided by (used in) financing activities	(164,624)	14,944
Increase in cash and cash equivalents	71,333	7,245
Cash and restricted cash at beginning of period	140,832	130,110
Cash and restricted cash at end of period	$212,165	$137,355

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$72,565	$76,269
Income taxes	$(17,561)	$(3,231)
Non-cash financing activities:
Right-of-use asset, net	$–	$(21,869)
Lease liability	$–	$23,327
Deferred office rent	$–	$(1,458)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common Stock (Shares Outstanding)
Balance, beginning of period	22,715	22,526	22,531	22,422
Common stock issued upon exercise of options and warrants	13	–	269	483
Repurchase of common stock	(219)	–	(291)	(379)
Balance, end of period	22,509	22,526	22,509	22,526

Common Stock
Balance, beginning of period	$72,402	$70,299	$71,257	$70,273
Common stock issued upon exercise of options and warrants	18	–	470	347
Repurchase of common stock	(762)	–	(967)	(1,440)
Stock-based compensation	539	377	1,437	1,496
Balance, end of period	$72,197	$70,676	$72,197	$70,676

Retained Earnings
Balance, beginning of period	$61,100	$137,938	$139,805	$134,399
Cumulative change in accounting principle (Note 2)	–	–	(92,469)	–
Balance, beginning of period (as adjusted for change in accounting principle)	$61,100	$137,938	$47,336	$134,399
Net income	3,768	1,838	17,532	5,377
Balance, end of period	$64,868	$139,776	$64,868	$139,776

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(8,421)	$(7,554)	$(8,421)	$(7,554)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(8,421)	$(7,554)	$(8,421)	$(7,554)

Total Shareholders' Equity	$128,644	$202,898	$128,644	$202,898

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine-month period ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. Results for the third quarter include the estimated potential effect on credit performance resulting from the COVID-19 pandemic. We recorded a $3.2 million mark down to the recorded value of the portion of the receivables portfolio accounted for at fair value in the third quarter, $9.5 million in the second quarter, and $10.4 million in the first quarter. The mark down is reflected as a reduction in revenue for each period.

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

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Direct mail revenues	$760	$1,121	$2,444	$3,508
Convenience fee revenue	280	600	1,340	1,870
Recoveries on previously charged-off contracts	4	30	79	132
Sales tax refunds	192	200	601	631
Other	3	43	44	114
Other income for the period	$1,239	$1,994	$4,508	$6,255

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

The following table presents the supplemental balance sheet information related to leases:

	September,	December 31,
	2020	2019
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$23,735	$23,735
Less: Accumulated amortization right-of-use assets	(11,280)	(6,600)
Operating lease right-of-use assets, net	$12,455	$17,135

Operating lease liabilities	$(13,698)	$(18,527)

Finance Leases
Property and equipment, at cost	$3,352	$876
Less: Accumulated depreciation	(945)	(150)
Property and equipment, net	$2,407	$726

Finance lease liabilities	$(2,457)	$(718)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.4%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2020 (excluding the nine months ended September 30, 2020)	$1,959	$305
2021	7,458	1,217
2022	6,066	1,038
2023	1,397	71
2024	419	14
Thereafter	282	–
Total undiscounted lease payments	17,581	2,645
Less amounts representing interest	(4,524)	(188)
Lease Liability	$13,698	$2,457

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Operating lease cost	$1,885	$1,884	$5,654	$5,659
Finance lease cost	299	46	871	90
Total lease cost	$2,184	$1,930	$6,525	$5,749

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)		(In thousands)
Operating cash flows from operating leases	$1,945	$1,901	$5,803	$5,678
Operating cash flows from finance leases	256	37	737	73

Financing cash flows from finance leases	42	9	133	17

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and nine months ended September 30, 2020, we recorded stock-based compensation costs in the amount of $539,000 and $1.4 million respectively. These stock-based compensation costs were $377,000 and $1.5 million for the three and nine months ended September 30, 2019. As of September 30, 2020, unrecognized stock-based compensation costs to be recognized over future periods equaled $3.7 million. This amount will be recognized as expense over a weighted-average period of 2.4 years.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

The following represents stock option activity for the nine months ended September 30, 2020:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	15,348	$4.59	N/A
Granted	1,600	2.47	N/A
Exercised	(269)	1.75	N/A
Forfeited	(215)	5.55	N/A
Options outstanding at the end of period	16,464	$4.41	3.07 years

Options exercisable at the end of period	12,816	$4.78	2.30 years

At September 30, 2020, the aggregate intrinsic value of options outstanding and exercisable was $5.5 million and $4.1 million, respectively. There were 269,100 options exercised for the nine months ended September 30, 2020 compared to 482,500 for the comparable period in 2019. The total intrinsic value of options exercised was $308,000 and $1.4 million for the nine-month periods ended September 30, 2020 and 2019. There were 72,581 shares available for future stock option grants under existing plans as of September 30, 2020.

Purchases of Company Stock

The table below describes the purchase of our common stock for the nine-month ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	44,247	$2.94	335,546	$3.95
Shares redeemed upon net exercise of stock options	46,909	2.86	18,424	3.76
Other purchases	200,000	3.51	24,500	4.20
Total stock purchases	291,156	$3.32	378,470	$3.97

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2020, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

Results for the nine-month period ending September 30, 2020 include the estimated potential effect on credit performance resulting from the pandemic. We recorded a $14.1 million charge to the provision for credit losses for the legacy portfolio accounted for under CECL and a $23.1 million mark down to the recorded value of the finance receivables measured at fair value.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

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

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2020	2019
	(In thousands)
Finance receivables
Automobile finance receivables, net of unearned interest	$576,227	$895,566
Unearned acquisition fees and originations costs	1,054	1,964
Finance receivables	$577,281	$897,530

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of September 30, 2020 and December 31, 2019:

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	September 30,	December 31,
	2020	2019
	(In thousands)
Delinquency Status
Current	$490,096	$698,870
31 - 60 days	57,463	107,951
61 - 90 days	21,760	57,395
91 + days	6,908	31,350
	$576,227	$895,566

Finance receivables totaling $6.9 million and $31.4 million at September 30, 2020 and December 31, 2019, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

We measure the weighted average monthly incremental change in cumulative net losses for the vintage pools in the relevant historical period. For the pools in the relevant historical period, we consider each pool’s performance from its inception through the end of the current period. We then apply the results of the historical analysis to less seasoned vintage pools beginning with each vintage pool’s most recent actual cumulative net loss experience and extrapolating from that point based on the historical data. We believe the pattern and magnitude of losses on older vintages allows us to establish a reasonable and supportable forecast of less seasoned vintages.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

The following table presents the amortized cost basis of our finance receivables by annual vintage as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Annual Vintage Pool	(In thousands)
2012 and prior	$851	$2,432
2013	6,212	15,489
2014	29,878	61,290
2015	95,522	162,242
2016	190,788	292,360
2017	252,976	361,753
	$576,227	$895,566

At the adoption of CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

In consideration of the uncertainty associated with the pandemic, the Company made additional provision for credit losses on finance receivables for the for the three-month and nine-month periods ended September 30, 2020, in the amounts of $7.4 million and $14.1 million, respectively.

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Balance at beginning of period	$98,602	$32,664	$11,640	$67,376
Early adoption of CECL	–	n/a	127,000	n/a
Provision for credit losses on finance receivables	7,400	19,874	14,113	64,319
Charge-offs	(15,574)	(46,118)	(73,096)	(149,038)
Recoveries	3,790	6,320	14,561	30,083
Balance at end of period	$94,218	$12,740	$94,218	$12,740

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

	September 30,	December 31,
	2020	2019
	(In thousands)
Gross balance of repossessions in inventory	$17,005	$28,933
Allowance for losses on repossessed inventory	(12,896)	(21,389)
Net repossessed inventory included in other assets	$4,109	$7,544

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2020 (2)	Principal	2020	2019	2020
	(Dollars in thousands)
CPS 2014-C	December 2021	$–	$273,000	$–	$19,758	–
CPS 2014-D	March 2022	–	267,500	–	23,755	0.00%
CPS 2015-A	June 2022	14,892	245,000	13,337	26,713	5.95%
CPS 2015-B	September 2022	22,065	250,000	21,661	36,338	5.71%
CPS 2015-C	December 2022	33,602	300,000	33,634	53,579	6.44%
CPS 2016-A	March 2023	41,934	329,460	44,498	71,599	6.87%
CPS 2016-B	June 2023	53,268	332,690	53,973	82,667	7.30%
CPS 2016-C	September 2023	54,865	318,500	54,750	83,696	7.31%
CPS 2016-D	April 2024	44,381	206,325	42,622	65,021	5.63%
CPS 2017-A	April 2024	49,404	206,320	47,265	71,450	5.58%
CPS 2017-B	December 2023	61,113	225,170	47,090	76,201	4.82%
CPS 2017-C	September 2024	63,388	224,825	54,006	80,315	4.68%
CPS 2017-D	June 2024	65,532	196,300	55,937	83,801	4.16%
CPS 2018-A	March 2025	70,923	190,000	60,777	91,258	3.98%
CPS 2018-B	December 2024	84,265	201,823	76,306	111,188	4.39%
CPS 2018-C	September 2025	98,583	230,275	87,227	130,064	4.51%
CPS 2018-D	June 2025	116,839	233,730	101,011	149,470	4.45%
CPS 2019-A	March 2026	147,942	254,400	130,663	186,900	4.28%
CPS 2019-B	June 2026	143,956	228,275	134,066	184,308	3.84%
CPS 2019-C	September 2026	167,813	243,513	158,699	216,650	3.18%
CPS 2019-D	December 2026	212,273	274,313	202,755	265,035	2.73%
CPS 2020-A	March 2027	210,936	260,000	207,905	–	2.72%
CPS 2020-B	June 2027	203,947	202,343	179,851	–	2.92%
CPS 2020-C (3)	November 2027	193,242	252,200	252,200	–	1.58%
		$2,155,163	$5,945,962	$2,060,233	$2,109,766

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $225.1 million in 2020, $717.6 million in 2021, $510.7 million in 2022, $396.7 million in 2023, $92.0 million in 2024, $86.8 million in 2025, and $18.7 million in 2026.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

(3)	An additional $63.7 million of receivables were pledged to CPS 2020-C in October 2020.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Debt issuance costs of $12.1 million and $12.0 million as of September 30, 2020 and December 31, 2019, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of September 30, 2020, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2020, restricted cash under the various agreements totaled approximately $200.91 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

On September 15, 2020 we completed our third securitization transaction of 2020. In the transaction, qualified institutional buyers purchased $252.2 million of asset-backed notes secured by $260 million in automobile receivables purchased by us. The sold notes, issued by CPS Auto Receivables Trust 2020-C, consist of six classes. Ratings of the notes were provided by Moody’s and DBRS, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 2.39%.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(4) Debt

The terms and amounts of our other debt outstanding at September 30, 2020 and December 31, 2019 are summarized below:

			Amount Outstanding at
			September	December 31,
			2020	2019
			(In thousands)
Description	Interest Rate	Maturity
Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	February 2021	$11,539	$40,558

	3.00% over one month Libor (Minimum 3.75%)	November 2020	20,559	96,225

	4.00% over a commercial paper rate (Minimum 5.00%)	December 2021	–	–

Residual interest financing	8.60%	January 2026	32,243	40,000

Subordinated renewable notes	Weighted average rate of 10.24% and 9.75% at September 30, 2020 and December 31, 2019 , respectively	Weighted average maturity of December 2022 and April 2022 at September 30, 2020 and December 31, 2019, respectively	20,242	17,534
			$84,583	$194,317

Unamortized debt issuance costs of $243,000 and $522,000 as of September 30, 2020 and December 31, 2019, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $897,000 and $2.0 million as of September 30, 2020 and December 31, 2019, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Interest on finance receivables	$29,753	$49,912	$101,333	$167,862
Interest on finance receivables at fair value	42,808	32,903	125,273	83,696
Mark to finance receivables measured at fair value	(3,152)	–	(23,051)	–
Other interest income	21	713	665	2,264
Interest income	$69,430	$83,528	$204,220	$253,822

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Securitization trust debt	$21,605	$24,208	$67,770	$72,662
Warehouse lines of credit	1,856	2,407	6,294	6,387
Residual interest financing	876	956	2,734	2,867
Subordinated renewable notes	564	369	1,579	1,017
Interest expense	$24,901	$27,940	$78,377	$82,933

(6) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2020 and 2019 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,666	22,526	22,630	22,378
Incremental common shares attributable to exercise of outstanding options and warrants	1,242	1,540	1,195	1,724
Weighted average number of common shares used to compute diluted earnings per share	23,908	24,066	23,825	24,102

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2020 would have included an additional 14.2 million and 13.5 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2019, an additional 10.6 million and 10.6 million shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was adopted, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has such NOLs reflected on its balance sheet as a portion of deferred tax assets. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million, which is reflected in income taxes for the nine-month period ending September 30, 2020.

As of September 30, 2020, and December 31, 2019, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $31.0 million as of September 30, 2020 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $31.0 million consists of approximately $20.3 million of net U.S. federal deferred tax assets and $10.7 million of net state deferred tax assets.

Income tax expense was $2.1 million for the three months ended September 30, 2020. Income tax benefit was $3.9 million (3,888) for the nine months ended September 30, 2020, which includes net tax benefits of $8.8 million. Excluding the tax benefit, income tax expense would have been $8.7 million for the nine months ended September 30, 2020, representing an effective income tax rate of 36%. For the prior year period, income tax expense was $991,000 and $2.9 million for the three months and nine months ended September 30, 2019 and represents an effective income tax rate of 35%.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of September 30, 2020, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of September 30, 2020 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of September 30, 2020 does not exceed $3 million.

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

(In thousands)

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

For the period ended September 30, 2020, the Company considered the effect of the pandemic on the portfolio of finance receivables carried at fair value and recorded a mark down to that portfolio of $23.1 million.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Balance at beginning of period	$1,537,649	$1,158,365	$1,444,038	$821,066
Finance receivables at fair value acquired during period	173,209	261,929	572,938	756,555
Payments received on finance receivables at fair value	(132,847)	(83,384)	(354,910)	(200,889)
Net interest income accretion on fair value receivables	(33,904)	(24,309)	(98,060)	(64,131)
Mark to fair value	(3,152)	604	(23,051)	604
Balance at end of period	$1,540,955	$1,313,205	$1,540,955	$1,313,205

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	September 30, 2020		December 31, 2019
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$1,658,662	$1,540,955	$1,492,803	$1,444,038

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	September 30,	December 31,		September 30,	December 31,
	2020	2019	Unobservable Inputs	2020	2019
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,540,955	$1,444,038	Discount rate	10.5% - 11.1%	8.9% - 11.1%
			Cumulative net losses	16.4% - 18.4%	15.0% - 16.1%

The following table summarizes the delinquency status of these finance receivables measured at fair value as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(In thousands)
Delinquency Status
Current	$1,530,301	$1,344,883
31 - 60 days	76,208	81,262
61 - 90 days	27,616	34,280
91 + days	9,159	15,167
Repo	15,378	17,211
	$1,658,662	$1,492,803

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2020 the finance receivables related to the repossessed vehicles in inventory totaled $17.0 million. We have applied a valuation adjustment, or loss allowance, of $12.9 million, which is based on a recovery rate of approximately 24.2%, resulting in an estimated fair value and carrying amount of $4.1 million. The fair value and carrying amount of the repossessed inventory at December 31, 2019 was $7.5 million after applying a valuation adjustment of $21.4 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended September 30, 2020 and 2019.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

The estimated fair values of financial assets and liabilities at September 30, 2020 and December 31, 2019, were as follows:

	As of September 30, 2020
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,253	$11,253	$–	$–	$11,253
Restricted cash and equivalents	200,912	200,912	–	–	200,912
Finance receivables, net	483,063	–	–	450,325	450,325
Accrued interest receivable	6,291	–	–	6,291	6,291
Liabilities:
Warehouse lines of credit	$31,201	$–	$–	$31,201	$31,201
Accrued interest payable	4,937	–	–	4,937	4,937
Residual interest financing	32,000	–	–	32,000	32,000
Securitization trust debt	2,048,089	–	–	2,137,877	2,137,877
Subordinated renewable notes	20,242	–	–	20,242	20,242

	As of December 31, 2019
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,295	$5,295	$–	$–	$5,295
Restricted cash and equivalents	135,537	135,537	–	–	135,537
Finance receivables, net	885,890	–	–	841,160	841,160
Accrued interest receivable	11,645	–	–	11,645	11,645
Liabilities:
Warehouse lines of credit	$134,791	$–	$–	$134,791	$134,791
Accrued interest payable	5,254	–	–	5,254	5,254
Residual interest financing	39,478	–	–	39,478	39,478
Securitization trust debt	2,097,728	–	–	2,116,520	2,116,520
Subordinated renewable notes	17,534	–	$–	17,534	17,534

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2020, we have originated a total of approximately $16.8 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
Nine months ended September 30, 2020	575,876	2,250,395

Since April 2020, due to the onset of the pandemic, we have seen a decrease in the monthly volumes of our contract purchases compared to the prior year period and also compared to our first quarter of 2020.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically (i) recognize interest and fee income on the contracts, and (ii) recognize interest expense on the securities issued in the transaction. For automobile contracts acquired after 2017 we take account of estimated credit losses in our computation of a level yield used to determine recognition of interest on the contracts. For contracts acquired before 2018, we adopted CECL on January 1, 2020 and we may, as circumstances warrant, record as expense provisions for credit losses, as we did during the three-month and nine-month periods ended September 30, 2020 as a result of the uncertainty related to the pandemic.

Since 1994 we have conducted 87 term securitizations of automobile contracts that we originated. As of September 30, 2020, 22 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015, we elected to defer what would have been our December securitization in favor of a securitization in January 2016, and since that time have generally conducted our securitizations near the beginning of each calendar quarter.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2015	3	$795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
Nine months ended September 30, 2020	3	741,867

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in September 2018, extending the revolving period to September 2020, with an optional amortization period through September 2021. The revolving period for this facility was extended to November 2020. In April 2015, we entered into a second $100 million facility. This facility was renewed in April 2017 and again in February 2019, extending the revolving period to February 2021, followed by an amortization period to February 2023. In November 2015, we entered into a third $100 million facility. This facility was renewed in November 2017 and again in December 2019, extending the revolving period to December 2021, followed by an amortization period to December 2023.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2020, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2020 with the three months ended September 30, 2019

Revenues. During the three months ended September 30, 2020, our revenues were $70.7 million, a decrease of $14.9 million, or 17.4%, from the prior year revenue of $85.5 million. The primary reason for the decrease in revenues is a decrease in interest income and a mark down to the recorded value of the portion of the receivables portfolio accounted for at fair value. Interest income for the three months ended September 30, 2020 decreased $10.9 million, or 13.1%, to $72.6 million from $83.5 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our portfolio of finance receivables originated prior to January 2018, which accrued interest at an average of 18.5%, which is offset only in part by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of the two components of our loan portfolio for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$624,532	$29,775	19.1%	$1,105,087	$50,625	18.3%
Finance receivables measured at fair value	1,646,022	42,807	10.4%	1,304,012	32,903	10.1%
Total	$2,270,554	$72,582	12.8%	$2,409,099	$83,528	13.9%

Revenues for the third quarter of 2020 include a $3.2 million mark down to the recorded value of the finance receivables measured at fair value. The mark down is an estimate based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic.

In the three months ended September 30, 2020, other income of $1.2 million decreased by $755,000, or 37.9% compared to the prior year. The three-month period ended September 30, 2020 includes a decrease of $361,000 in revenues associated with direct mail and other related products and services that we offer to our dealers and a decrease of $320,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $64.8 million for the three months ended September 30, 2020, compared to $82.7 million for the prior period, a decrease of $17.9 million, or 21.7%. The decrease is primarily due to a decrease in provision for credit losses.

Employee costs decreased by $1.1 million or 5.4%, to $19.2 million during the three months ended September 30, 2020, representing 29.6% of total operating expenses, from $20.3 million for the prior year, or 24.5% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$174.0	$262.1
Contracts purchased (units)	9,106	14,353
Managed portfolio outstanding (dollars)	$2,250.4	$2,412.6
Managed portfolio outstanding (units)	168,071	177,575

Number of Originations staff	161	203
Number of Sales staff	94	118
Number of Servicing staff	472	622
Number of other staff	73	75
Total number of employees	800	1,018

During the second quarter, we laid off 114 staff members due to the decrease in our business caused by the pandemic. Throughout the third quarter we experienced further staff reductions due in part to the fact that our contract purchases have not returned to pre-pandemic levels. If our contract purchase volumes remain at current levels, we expect somewhat lower employee costs in future periods.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $7.8 million, a decrease from $8.2 million in the previous year and represented 12.1% of total operating expenses.

Interest expense for the three months ended September 30, 2020 were $24.9 million and represented 38.4% of total operating expenses, compared to $27.9 million in the previous year, when it was 33.8% of total operating expenses.

Interest on securitization trust debt decreased by $2.6 million for the three months ended September 30, 2020 compared to the prior period. The average balance of securitization trust debt decreased to $1,979.5 million for the three months ended September 30, 2020 compared to $2,165.9 million for the three months ended September 30, 2019. The blended interest rates on new term securitizations have generally increased in 2017 and 2018 before declining in 2019 and 2020. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%

The annualized average rate on our securitization trust debt was 4.4% for the three months ended September 30, 2020 compared to 4.5% in the prior year period. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on subordinated renewable notes increased by $194,000. The average balance of the outstanding subordinated debt increased 30.4% to $19.7 million for the three months ended September 30, 2020 compared to $15.1 million for the three months ended September 30, 2019. The average yield of subordinated notes increased to 11.4% in the three-month period ended September 30, 2020 compared to 9.8% in the prior period.

Interest expense on warehouse debt decreased by $550,000 to $1.9 million for the three months ended September 30, 2020 compared to $2.4 million in the prior year period. The average rate on the debt also declined to 8.2% for the third quarter of 2020 compared to 9.8% for the same quarter in 2019.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $876,000 for the three months ended September 30, 2020 compared to $956,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$624,532	$29,775	19.1%	$1,105,087	$50,625	18.3%
Finance receivables at fair value	1,646,022	42,807	10.4%	1,304,012	32,903	10.1%
	2,270,554	72,582	12.8%	2,409,099	83,528	13.9%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit	$90,697	1,857	8.2%	$98,520	2,407	9.8%
Residual interest financing	36,407	876	9.6%	40,000	956	9.6%
Securitization trust debt	1,979,491	21,605	4.4%	2,165,927	24,208	4.5%
Subordinated renewable notes	19,737	563	11.4%	15,133	369	9.8%
	$2,126,332	24,901	4.7%	$2,319,580	27,940	4.8%
						$
Net interest income/spread	$	$47,681			$55,588
Net interest yield (3)	$		8.1%			9.1%
Ratio of average interest earning assets to average interest bearing liabilities	$		107%			104%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2020 Compared to September 30, 2019
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(20,850)	$(22,099)	$1,249
Finance receivables at fair value	9,904	8,669	1,235
	(10,946)	(13,430)	2,484
Interest Bearing Liabilities	$
Warehouse lines of credit	(550)	(187)	(363)
Residual interest financing	(80)	(80)	–
Securitization trust debt	(2,603)	(2,108)	(495)
Subordinated renewable notes	194	115	79
	(3,039)	(2,260)	(779)

Net interest income/spread	$(7,907)	$(11,170)	$3,263

The reduction in the annualized yield on our finance receivables for the three months ended September 30, 2020 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,646.0 million for the three months ended September 30, 2020 compared to $1,304.0 million in the prior year period.

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

Provision for credit losses was $7.4 million for the three months ended September 30, 2020. The provision represents our estimate of additional forecasted losses that may be incurred on the portfolio of finance receivables resulting from the pandemic. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded with the adoption of CECL in January 2020. In the prior year period, prior to the adoption of CECL, provision for credit losses was $19.9 million.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense decreased by $1.2 million to $3.2 million during the three months ended September 30, 2020 and represented 4.9% of total operating expenses. We purchased $174.0 million of new contracts during the three months ended September 30, 2020 compared to $262.1 million in the prior year period. In our second quarter of 2020, we experienced a significant reduction in contract purchases due to the pandemic and partial shutdown of the economy. In our third quarter our contract purchase volumes increased but have not recovered to pre-pandemic levels.

Occupancy expenses was $1.8 million for the three months ending September 30, 2020 and 2019.

Depreciation and amortization expenses increased to $438,000 compared to $276,000 in the previous year and represented 0.7% of total operating expenses.

For the three months ended September 30, 2020 we recorded income tax expense of $2.1 million, representing a 36% effective tax rate. In the prior year period, we our income tax expense was $991,000, for an effective income tax rate of 35%.

Comparison of Operating Results for the nine months ended September 30, 2020 with the nine months ended September 30, 2019

Revenues. During the nine months ended September 30, 2020, our revenues were $208.7 million, a decrease of $51.3 million, or 19.7%, from the prior year revenue of $260.1 million. The primary reason for the decrease in revenues is a decrease in interest income and a mark down to the recorded value of the portion of the receivables portfolio accounted for at fair value. Interest income for the nine months ended September 30, 2020 decreased $26.5 million, or 10.5%, to $227.3 million from $253.8 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our portfolio of finance receivables originated prior to January 2018, which accrued interest at an average of 18.5%, which is offset only in part by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of our loan portfolio for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$734,195	$101,998	18.5%	$1,268,190	$170,126	17.9%
Finance receivables measured at fair value	1,619,399	125,273	10.3%	1,131,888	83,696	9.9%
Total	$2,353,594	$227,271	12.9%	$2,400,078	$253,822	14.1%

Revenues for the nine months ended September 30, 2020 include a $23.1 million mark down to the recorded value of the finance receivables measured at fair value. The mark down is an estimate based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic.

In the nine months ended September 30, 2020, other income of $4.5 million decreased by $1.7 million, or 27.9% compared to the prior year. The nine-month period ended September 30, 2020 includes a decrease of $1.3 million in revenues associated with direct mail and other related products and services that we offer to our dealers and a decrease of $530,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $195.1 million for the nine months ended September 30, 2020, compared to $251.8 million for the prior period, a decrease of $56.7 million, or 22.5%. The decrease is primarily due to a decrease in provision for credit losses.

Employee costs increased by $1.8 million or 3.0%, to $60.8 million during the nine months ended September 30, 2020, representing 31.2% of total operating expenses, from $59.0 million for the prior year, or 23.4% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$575.9	$755.3
Contracts purchased (units)	31,475	42,534
Managed portfolio outstanding (dollars)	$2,250.4	$2,412.6
Managed portfolio outstanding (units)	168,071	177,575

Number of Originations staff	161	203
Number of Sales staff	94	118
Number of Servicing staff	472	622
Number of other staff	73	75
Total number of employees	800	1,018

In the first Quarter of 2020, prior to the onset of the pandemic, our employee costs were greater than in the first quarter of 2019. Those increases have been partially offset by decreases since the first quarter of 2020, which are the result of staff reductions due in part to the fact that our contract purchases have not returned to pre-pandemic levels. If our contract purchase volumes remain at current levels, we expect somewhat lower employee costs in future periods.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $24.4 million, a decrease from $25.1 million in the previous year and represented 12.5% of total operating expenses.

Interest expense for the nine months ended September 30, 2020 were $78.4 million and represented 40.2% of total operating expenses, compared to $82.9 million in the previous year.

Interest on securitization trust debt decreased by $4.9 million for the nine months ended September 30, 2020 compared to the prior period. The average balance of securitization trust debt decreased to $2,058.1 million for the nine months ended September 30, 2020 compared to $2,178.4 million for the nine months ended September 30, 2019. The blended interest rates on new term securitizations have generally increased in 2017 and 2018 before declining in 2019 and 2020. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%

The annualized average rate on our securitization trust debt was 4.4% for the nine months ended September 30, 2020 and 2019. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on subordinated renewable notes increased by $563,000. The average balance of the outstanding subordinated debt increased 30.0% to $18.8 million for the nine months ended September 30, 2020 compared to $14.5 million for the nine months ended September 30, 2019. The average yield of subordinated notes increased to 11.2% in the nine-month period ended September 30, 2020 compared to 9.3% in the prior period.

Interest expense on warehouse debt decreased by $93,000 for the nine months ended September 30, 2020 compared to the prior period. The average rate on the debt was 7.8% in 2020 compared to 10.0% in the prior year while the average balance of the warehouse debt increased to $107.4 million from $85.3 million.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $2.7 million for the current year period and $2.9 million in the prior year period as the average outstanding balance has decreased.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$734,195	$101,998	18.5%	$1,233,413	$170,125	18.4%
Finance receivables at fair value	1,619,399	125,273	10.3%	1,131,888	83,696	9.9%
	2,353,594	227,271	12.9%	2,365,301	253,821	14.3%
						$
Interest Bearing Liabilities	$
Warehouse lines of credit	$107,388	6,294	7.8%	$85,289	6,387	10.0%
Residual interest financing	37,959	2,734	9.6%	40,000	2,867	9.6%
Securitization trust debt	2,058,110	67,770	4.4%	2,178,437	72,662	4.4%
Subordinated renewable notes	18,847	1,580	11.2%	14,513	1,017	9.3%
	$2,222,304	78,378	4.7%	$2,318,239	82,933	4.8%
						$
Net interest income/spread	$	$148,893			$170,888
Net interest yield (3)	$		8.2%			9.5%
Ratio of average interest earning assets to average interest bearing liabilities	$		106%			102%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2020 Compared to September 30, 2019
$	Total	Change Due	Change Due
$	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(68,127)	$(69,033)	$906
Finance receivables at fair value	41,577	34,867	6,710
	(26,550)	(34,166)	7,616
Interest Bearing Liabilities	$
Warehouse lines of credit	(93)	2,254	(2,347)
Residual interest financing	(133)	(133)	–
Securitization trust debt	(4,892)	(4,695)	(197)
Subordinated renewable notes	563	209	354
	(4,555)	(2,365)	(2,190)

Net interest income/spread	$(21,995)	$(31,801)	$9,806

The reduction in the annualized yield on our finance receivables for the nine months ended September 30, 2020 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,619.4 million for the nine months ended September 30, 2020 compared to $1,131.9 million in the prior year period.

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

Provision for credit losses was $14.1 million for the nine months ended September 30, 2020. The provision represents our estimate of additional losses that may be incurred on the portfolio of finance receivables resulting from the pandemic. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded with the adoption of CECL in January 2020. In the prior year period, prior to the adoption of CECL, provision for credit losses was $64.3 million.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense decreased by $3.2 million to $10.7 million during the nine months ended September 30, 2020 and represented 5.5% of total operating expenses. We purchased $575.9 million of new contracts during the nine months ended September 30, 2020 compared to $755.3 million in the prior year period. In our second quarter of 2020, we experienced a significant reduction in contract purchases due to the pandemic and partial shutdown of the economy. In our third quarter our contract purchase volumes increased but have not recovered to pre-pandemic levels.

Occupancy expenses decreased by $383,000 or 6.7%, to $5.4 million compared to $5.7 million in the previous year and represented 2.7% of total operating expenses.

Depreciation and amortization expenses increased to $1.3 million compared to $789,000 in the previous year and represented 0.7% of total operating expenses.

Income tax benefit was $3.9 million for the nine months ended September 30, 2020, which includes an $8.8 million tax benefit. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the CARES Act provides for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million. Excluding the tax benefit, income tax expense would have been $4.9 million, representing an effective income tax rate of 36%. For the prior year period, income tax expense was $2.9 million, which represents an effective income tax rate of 35%.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	September 30, 2020		September 30, 2019		December 31, 2019
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	168,071	$2,250,395	177,575	$2,412,638	177,604	$2,416,042
Period of delinquency (2)
31-60 days	9,883	$133,671	14,071	$195,016	13,737	$189,214
61-90 days	3,771	49,376	6,909	94,603	6,695	91,675
91+ days	1,413	16,067	3,059	39,476	3,530	46,516
Total delinquencies (2)	15,067	199,114	24,039	329,095	23,962	327,405
Amount in repossession (3)	2,733	32,383	4,047	50,779	3,779	46,144
Total delinquencies and amount in repossession (2)	17,800	$231,497	28,086	$379,874	27,741	$373,549

Delinquencies as a percentage of gross servicing portfolio	9.0%	8.8%	13.5%	13.6%	13.5%	13.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	10.6%	10.3%	15.8%	15.7%	15.6%	15.5%

Extension Experience
Contracts with one extension, accruing	30,912	$441,306	25,036	$337,383	27,677	$385,673
Contracts with two or more extensions, accruing	56,204	675,607	54,182	681,939	54,440	673,918
	87,116	1,116,913	79,218	1,019,322	82,117	1,059,591

Contracts with one extension, non-accrual (4)	761	9,872	1,084	13,636	1,130	14,528
Contracts with two or more extensions, non-accrual (4)	2,505	28,126	4,435	56,347	4,441	55,436
	3,266	37,998	5,519	69,983	5,571	69,964

Total contracts with extensions	90,382	$1,154,911	84,737	$1,089,305	87,688	$1,129,555

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	September 30,	September 30,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Average servicing portfolio outstanding	$624,532	$1,105,087	$1,192,484
Annualized net charge-offs as a percentage of average servicing portfolio (2)	14.1%	13.0%	12.2%

	Fair Value Receivables Portfolio
	September 30,	September 30,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,646,022	$1,304,012	$1,212,226
Annualized net charge-offs as a percentage of average servicing portfolio (2)	3.5%	3.9%	3.8%

	Total Managed Portfolio
	September 30,	September 30,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,270,554	$2,409,099	$2,404,710
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.4%	8.1%	8.0%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2020 and September 30, 2019 percentages represent three months ended September 30, 2020 and September 30, 2019 annualized. December 31, 2019 represents 12 months ended December 31, 2019.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2020, for accounts that received extensions from 2008 through 2019 (2020 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2020	% Active or Paid Off at September 30, 2020	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19

2009	32,226	10,274	31.9%	16,170	50.2%	5,783	17.9%	17

2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19

2011	18,786	10,974	58.4%	6,880	36.6%	932	5.0%	19

2012	18,783	11,322	60.3%	6,665	35.5%	796	4.2%	18

2013	23,398	11,197	47.9%	11,225	48.0%	976	4.2%	23

2014	25,773	10,707	41.5%	14,240	55.3%	826	3.2%	24

2015	53,319	23,602	44.3%	28,635	53.7%	1,082	2.0%	24

2016	80,897	40,998	50.7%	37,966	46.9%	1,933	2.4%	22

2017	133,881	71,590	53.5%	55,331	41.3%	6,926	5.2%	18

2018	121,531	78,883	64.9%	36,641	30.1%	6,007	4.9%	14

2019	71,548	61,493	85.9%	8,113	11.3%	1,942	2.7%	9

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2012, 60.3% were either paid in full or active and performing at September 30, 2020. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

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

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2019

Average number of extensions granted per month	7,256	5,152	5,962

Average number of outstanding accounts	174,549	177,094	177,256

Average monthly extensions as % of average outstandings	4.2%	2.9%	3.4%

______________________

Note: Table excludes portfolios originated and owned by third parties

	September 30, 2020		September 30, 2019		December 31, 2019
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts with one extension	31,673	$451,178	26,120	$351,019	28,807	$400,202
Contracts with two extensions	19,028	252,189	17,816	228,337	17,895	229,555
Contracts with three extensions	13,228	161,303	14,611	187,088	14,423	181,896
Contracts with four extensions	11,281	130,279	12,372	157,264	12,367	153,170
Contracts with five extensions	8,801	95,481	8,507	104,396	8,742	103,989
Contracts with six extensions	6,371	64,481	5,311	61,201	5,454	60,743
	90,382	$1,154,911	84,737	$1,089,305	87,688	$1,129,555

Managed portfolio (excluding originated and owned by 3rd parties)	168,071	$2,250,395	177,575	$2,412,638	177,604	$2,416,042

______________________

Note: Table excludes portfolios originated and owned by third parties

In recent years, we have experienced an increase in the number of extensions that we grant to our customers. We attribute this to a number of factors. First, in June 2014 we entered into a consent decree with the FTC that required us to make certain procedural changes in our servicing practices, which we believe have contributed to somewhat higher delinquencies and extensions compared to prior periods. Secondly, in recent years we have found it more difficult to communicate with our customers via outbound voice telephone calls, which have historically been our primary means of communicating with our customers. Consequently, we have recently developed text messaging platforms to supplement our outbound voice calling efforts. In addition, in 2016 we added features to the customer portal of our website to facilitate the process whereby the customer may request an extension. Since January of 2019, we have attempted to reduce extensions by working with our servicing staff to be more selective in granting extensions including, where appropriate, to exhaust all possibilities of payment by the customer before granting an extension. During our second quarter we granted significantly more extensions than normal due to the onset of the pandemic. During our third quarter, extensions reverted to pre-pandemic levels.

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

Net cash provided by operating activities for the nine-month period ended September 30, 2020 was $190.6 million, an increase of $20.6 million, compared to net cash provided by operating activities for the nine-month period ended September 30, 2019 of $170.0 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash provided by investing activities for the nine-month period ended September 30, 2020 was $45.4 million compared to net cash used in investing activities of $177.7 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $572.9 million and $755.3 million during the first nine months of 2020 and 2019, respectively.

Net cash used in financing activities for the nine months ended September 30, 2020 was $164.6 million compared to net cash provided by financing activities of $14.9 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2020, we issued $714.5 million in new securitization trust debt compared to $726.2 million in the same period of 2019. We repaid $764.1 million in securitization trust debt in the nine months ended September 30, 2020 compared to repayments of securitization trust debt of $723.2 million in the prior year period. In the nine months ended September 31, 2020, we had net repayments on warehouse lines of credit of $104.7 million, compared to net advances of $20.9 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2020, we had unrestricted cash of $11.3 million and $268.8 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of September 30, 2020, we had approximately $37.2 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the nine-month period ended September 30, 2020, we completed three securitizations aggregating $714.5 million of notes sold. We generally complete one securitization each calendar quarter and have completed four securitizations every year since 2012, except for 2015 in which we completed three. We had planned to complete a securitization in April 2020 but chose to delay it because the market for asset-backed securities had been significantly interrupted in April due to the pandemic. We have since securitized receivables in June and September 2020. The terms available to us in June were inferior to those available in September, both as to the interest rates payable on the issued bonds, and as to the aggregate amount of such bonds that we were able to sell on acceptable terms, measured as a fraction of our cost basis in the underlying receivables. If the securitization markets were to return to an unfavorable state similar to June 2020, that could have a material adverse effect on our liquidity, on our capital requirements, and on our results of operations. There is no assurance that the markets will not return to such an unfavorable state, in which case we may be required to further reduce our automobile contract purchases, win turn would cause our interest income and other portfolio related income to decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2020, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2020, we had approximately $2,131.5 million of debt outstanding. Such debt consisted primarily of $2,048.1 million of securitization trust debt and $31.2 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $49.6 million while our warehouse lines of credit debt has decreased by $103.6 million since December 30, 2019 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $20.2 million and $17.5 million in subordinated renewable notes outstanding at September 30, 2020 and 2019, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At September 30, 2020, $32.2 million of this residual interest financing debt remains outstanding ($32.0 million net of deferred financing costs).

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2020, we had approximately $2,131.5 million of debt outstanding. Such debt consisted primarily of $2,048.1 million of securitization trust debt and $31.2 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $49.6 million while our warehouse lines of credit debt has decreased by $103.6 million since December 31, 2019 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $20.2 million and $17.5 million in subordinated renewable notes outstanding at September 30, 2020 and December 31, 2019, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At September 30, 2020, $32.2 million of this residual interest financing debt remains outstanding ($32.0 million net of deferred financing costs). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, we repurchased 219,134 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

July 2020	14,128	$3.01	14,128	$6,030,388
August 2020	–	$–	–	$6,030,388
September 2020	205,006	$3.50	205,006	$5,312,224
Total	219,134	$3.47	219,134

____________________

(1)	Each monthly period is the calendar month.
(2)	Through September 30, 2020, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: November 2, 2020

By: /s/   CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

Date: November 2, 2020

By: /s/   JEFFREY P. FRITZ

Jeffrey P. Fritz

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

