Form 10-K
period 2020-12-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2021-03-10
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☒

The aggregate market value of the 16,289,020 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $2.83 per share reported by Nasdaq as of June 30, 2020, was approximately $46,097,927. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 3, 2021 was 22,763,433.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2020 annual shareholders meeting is incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	60

i

PART I

Item 1. Business

Overview

We are a specialty finance company. Our primary business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also acquired installment purchase contracts in four merger and acquisition transactions. We also offer financing directly to sub-prime consumers to facilitate their purchase of a new or used automobile, light truck, or passenger van. In this report, we refer to all such contracts and loans as "automobile contracts" and all such purchases or acquisitions as “originations” or “acquisitions”.

We were incorporated and began our operations in March 1991. We consist of Consumer Portfolio Services, Inc. and subsidiaries (collectively, “we,” “us,” “CPS” or “the Company”). From inception through December 31, 2020, we have purchased a total of approximately $17.0 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2020 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for non-affiliates.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2016	$1,088,785	$2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972

Our principal executive offices are in Las Vegas, Nevada. Most of our operational and administrative functions take place in Irvine, California. Credit and underwriting functions are performed primarily in our California branch with certain of these functions also performed in our Florida and Nevada branches. We service our automobile contracts from our California, Nevada, Virginia, Florida, and Illinois branches.

Most of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee sales representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our sales representatives represent us exclusively. They may work from our Irvine branch, our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our sales representatives present dealers with a sales package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2020, we had 59 sales representatives, and in that month, we received applications from 6,937 dealers in 46 states. As of December 31, 2020, approximately 77% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

We also solicit credit applications directly from prospective automobile consumers through the internet under a program we refer to as our direct lending platform. For qualified applicants we offer terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. Applicants approved in this fashion are free to shop for and purchase a vehicle from a dealer of their choosing, after which we enter into a note and security agreement directly with the consumer. During the year ended December 31, 2020 automobile contracts originated under the direct lending platform represented 2.8% of our total acquisitions and represented 2.4% of our outstanding managed portfolio as of December 31, 2020. Regardless of whether an automobile contract is originated from one of our dealers or through our direct lending platform, the discussion that follows regarding our acquisitions guidelines, procedures and demographic statistics applies to all of our originated contracts.

For the years ended December 31, 2020 and 2019, approximately 76% of the automobile contracts originated under our programs consisted of financing for used cars and 24% consisted of financing for new cars.

We originate automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 87 term securitizations of approximately $14.9 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2020, we had three such short-term warehouse facilities, each with a maximum borrowing amount of $100 million. In February 2021, we repaid in full one of the facilities at maturity, leaving us with two facilities of $100 million each thereafter.

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

Coronavirus Pandemic

In December 2019, a new strain of coronavirus (the “COVID-19 virus”) originated in Wuhan, China. Since its discovery, the COVID-19 virus has spread throughout the world, and the outbreak has been declared to be a pandemic by the World Health Organization. We refer from time to time in this report to the outbreak and spread of the COVID-19 virus as “the pandemic.” In March 2020 at the outset of the pandemic we complied with government mandated shutdown orders in the five locations we operate by arranging for many of our staff to work from home and invoking various safety protocols for workers who remained in our offices. In April 2020, we laid off approximately 100 workers, or about 10% of our workforce, throughout our offices because of significant reductions in new contract originations. As of December 31, 2020, most of our staff who work in the Irvine location were working from home, while most of our staff from our other locations were working from our offices. Other effects of the pandemic on our operations are referred to throughout this report.

Contract Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer's customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency, and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. For the year ended December 31, 2020, we received 1.6 million applications. Approximately 68% of all applications came through DealerTrack (the industry leading dealership application aggregator), 29% via another aggregator, Route One and 3% via our website. A portion of the DealerTrack and Route One volume are applications from our pass-through arrangements with other lenders who send us applications from their dealers in cases where those lenders choose not to approve those applications. For the year ended December 31, 2020, such pass-through applications represented 15% of our total applications. For the year ended December 31, 2020, our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

Upon receipt an application, if the application meets certain minimum criteria, we immediately order two credit reports to document the buyer's credit history and an alternative data credit score provided by a major credit reporting bureau. If, upon review by our proprietary automated decisioning system, or in some cases, one of our credit analysts, we determine that the applicant and structure of the automobile financing contract meets our criteria, we advise the dealer of our decision to approve the contract and the terms under which we will purchase it. In some cases where we don’t grant an approval, we may discuss with the dealer alternatives from the terms proposed or request and review further information from the dealer.

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2020, no dealer accounted for as much as 1% of the total number of automobile contracts we purchased.

Under our direct lending platform, the applicant submits a credit application directly to us via our website, or in some cases, through a third-party who accepts such applications and refers them to us for a fee. In either case, we process the application with the same automated application decisioning process as described above for applications from dealers. We then advise the applicant as to whether we would grant them credit and on what terms.

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2020 and 2019.

	Contracts Purchased During the Year Ended
	December 31, 2020		December 31, 2019
	Number	Percent (1)	Number	Percent (1)
California	5,370	13.5%	7,056	12.6%
Ohio	4,425	11.1%	6,067	10.8%
Indiana	2,149	5.4%	3,524	6.3%
North Carolina	2,121	5.3%	3,016	5.4%
Texas	2,033	5.1%	2,371	4.2%
Florida	1,784	4.5%	2,739	4.9%
Kentucky	1,481	3.7%	2,612	4.7%
Other States	20,524	51.5%	28,534	51.0%
Total	39,887	100.0%	55,919	100.0%
____________________
(1) Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2020 and 2019.

	Outstanding Managed Portfolio as of
	December 31, 2020		December 31, 2019
	Amount	Percent (1)	Amount	Percent (1)
	($ in millions)
California	$251.5	11.6%	$250.2	10.4%
Ohio	199.9	9.2%	203.0	8.4%
Texas	126.3	5.8%	144.6	6.0%
North Carolina	125.9	5.8%	139.9	5.8%
Florida	112.3	5.2%	133.9	5.5%
All others	1,359.1	62.5%	1,544.4	63.9%
Total	$2,175.0	100.0%	$2,416.0	100.0%
_______________________
(1) Percentages may not total to 100.0% due to rounding.

We purchase automobile contracts from dealers at a price generally computed as the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may be comprised of multiple components and which may either increase or decrease the automobile contract purchase price we pay. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract. The following table summarizes the average net acquisition fees we charged dealers and the weighted average annual percentage rate on our purchased contracts for the periods shown:

	2020	2019	2018	2017	2016
Average net acquisition fee charged (paid) to dealers (1)	$71	$(25)	$(238)	$(34)	$15
Average net acquisition fee as % of amount financed (1)	0.4%	-0.1%	-1.4%	-0.2%	0.1%
Weighted average annual percentage interest rate	19.3%	19.2%	18.3%	19.1%	19.2%
______________________
(1) Not applicable to direct lending platform

Our pricing strategy is driven by our objectives for new contract purchase quantities and yield. We believe that levels of acquisition fees are determined primarily by competition in the marketplace, which has been robust over the periods presented, and by our pricing strategy. The competitive environment in 2017 and 2018 resulted in generally higher fees paid to dealers in conjunction with our contract acquisitions, compared to the years 2016 and earlier when dealers were generally paying us fees. In the fourth quarter of 2018, we recalibrated our risk-based scoring and pricing model. This recalibration, and trends in the competitive environment since then, have resulted in generally higher contract interest rates and lower fees paid to dealers since that time. Paying fees to dealers increases our capital requirements for acquiring contracts.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 75% of our new contract acquisitions in 2020, 76% in 2019, and 79% in 2018, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2020 and 2019.

	Contracts Purchased During the Year Ended (1)
	December 31, 2020		December 31, 2019
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$59,891	8.1%	$82,722	8.2%
Super Alpha	96,764	13.0%	125,113	12.5%
Alpha Plus	165,374	22.3%	221,125	22.1%
Alpha	237,379	32.0%	337,814	33.7%
Standard	109,061	14.7%	149,531	14.9%
Mercury / Delta	46,948	6.3%	58,119	5.8%
First Time Buyer	27,167	3.7%	28,358	2.8%
	$742,584	100.0%	$1,002,782	100.0%
___________________
(1) Percentages may not total to 100.0% due to rounding.

We attempt to control misrepresentation regarding the customer's credit worthiness by carefully screening the automobile contracts we originate, by establishing and maintaining professional business relationships with dealers, and by including certain representations and warranties by the dealer in the dealer agreement. Pursuant to the dealer agreement, we may require the dealer to repurchase any automobile contract if the dealer breaches its representations or warranties. There can be no assurance, however, that any dealer will have the willingness or the financial resources to satisfy their repurchase obligations to us.

Contract Funding

For automobile contracts that we purchase from dealers, we require that the contract be originated by a dealer that has entered into a dealer agreement with us. Under our direct lending platform, we require the customer to sign a note and security agreement. In each case, the contract is secured by a first priority lien on a new or used automobile, light truck or passenger van and must meet our funding criteria. In addition, each automobile contract requires the customer to maintain physical damage insurance covering the financed vehicle and naming us as a loss payee. We may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the customer fails to maintain insurance as required by the automobile contract and is unable to pay for repairs to or replacement of the vehicle.

We believe that our funding criteria enable us to effectively evaluate the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The funding criteria include standards for price, term, amount of down payment, monthly payment, and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, our funding guidelines generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a product to supplement the customer’s casualty policy in the event of a total loss of the related vehicle. We generally do not finance vehicles that are more than 11 model years old or have more than 150,000 miles. The maximum term of a purchased contract is 75 months, although we consider the loan to value and mileage as significant factors in determining the maximum term of a contract. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our funding staff verify the customer's employment, income, residency, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open-ended questions about his application and the contract, which may uncover potential misrepresentations.

Credit Scoring.  We use proprietary scoring models to assign each automobile contract two internal "credit scores" at the time the application is received, and the customer's credit information is retrieved from the credit reporting agencies. These proprietary scores are used to help determine whether we want to approve the application and, if so, the program and pricing we will offer either to the dealer, or in the case of our direct lending platform, directly to the customer. Our internal credit scores are based on a variety of parameters including the customer's credit history, data derived from alternative sources such as utilities, telecom, and social media, length of employment, residence stability and total income. Once a vehicle is selected by the customer and a proposed deal structure is provided to us, our scores will then consider various deal structure parameters such as down payment amount, loan to value, payment to income and the make and mileage of the vehicle. We have developed our credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts. All the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2020 and 2019:

	Contracts Purchased During the Year Ended
	December 31, 2020	December 31, 2019

Average Original Amount Financed	$18,617	$17,933
Weighted Average Original Term	69 months	68 months
Average Down Payment Percent	8.9%	7.9%
Average Vehicle Purchase Price	$17,946	$17,257
Average Age of Vehicle	4 years	4 years
Average Age of Customer	42 years	42 years
Average Time in Current Job	5 years	5 years
Average Household Annual Income	$59,000	$58,000

Dealer Compliance.  The dealer agreement and related assignment contain representations and warranties by the dealer that an application for state registration of each financed vehicle, naming us as secured party with respect to the vehicle, was effected by the time of sale of the related automobile contract to us, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of us under the laws of the state in which the financed vehicle is registered. To the extent that we do not receive such state registration within three months of purchasing the automobile contract, our dealer compliance group will work with the dealer to rectify the situation. If these efforts are unsuccessful, we generally will require the dealer to repurchase the automobile contract.

Coronavirus Pandemic

Since the onset of the pandemic and related shutdowns and interruptions to the economy, we have experienced a decrease in monthly contract purchase volumes compared to the prior year period and compared to our first quarter of 2020.

Servicing and Collections

We currently service all automobile contracts that we own as well as those automobile contracts that are included in portfolios that we have financed in securitizations or service for third parties. We organize our servicing activities based on the tasks performed by our personnel. Our servicing activities consist of mailing monthly billing statements; contacting obligors whose payments are late; accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; skip tracing; repossessing and liquidating the collateral when necessary; collecting deficiency balances; and generally monitoring each automobile contract and the related collateral. For contracts that we securitize, we are typically entitled to receive a base monthly servicing fee equal to 2.5% per annum computed as a percentage of the declining outstanding principal balance of the non-charged-off automobile contracts. The servicing fee is included in interest income for contracts that are pledged to a warehouse credit facility or a securitization transaction.

Collection Procedures. We believe that our ability to monitor performance and collect payments owed from sub-prime customers is primarily a function of our collection approach and support systems. We believe that if payment problems are identified early and our collection staff works closely with customers to address these problems, it is possible to correct many problems before they deteriorate further. To this end, we utilize pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of our collection activities, we maintain a computerized collection system specifically designed to service automobile contracts with sub-prime customers. We engage a nearshore third-party call center to supplement the efforts the collectors in our five branch locations. As of December 31, 2020, our nearshore partner had approximately 30 agents assigned to our relationship.

We attempt to make telephonic contact with delinquent customers from one to 20 days after their monthly payment due date, depending on our risk-based assessment of the customer’s likelihood of payment during early stages of delinquency. If a customer has authorized us to do so, we may also send automated text message reminders at various stages of delinquency and our collectors may also choose to contact a customer via text message instead of, or in addition to, via telephone. Our customers can contact us via a toll-free number where they may choose to speak with a collector or to use our automated voice response system to access information about their account or to make a payment. They may respond to our collector’s text messages or chat with one of our collectors while logged into our website. Our contact priorities may be based on the customers' physical location, stage of delinquency, size of balance or other parameters. Our collectors inquire of the customer the reason for the delinquency and when we can expect to receive the payment. The collector will attempt to get the customer to make an electronic payment over the phone or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to a collector’s queue for subsequent contacts.

If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 60th and 90th day past the customer's payment due date, but could occur sooner or later, depending on the specific circumstances. Contracts originated since January 2018 are accounted for at fair value and the economic impact of repossessions is incorporated into the estimated net yield on those contracts. For contracts originated prior to January 2018, which are not accounted for at fair value, we suspend interest accruals on contracts where the vehicle has been repossessed and reclassify the remaining automobile contract balance to other assets. In addition, we apply a specific reserve to such contracts so that the net balance represents the estimated remaining balance after the proceeds of the sale of the vehicle are applied, net of related costs.

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

Contracts originated since January 2018 are accounted for at fair value and the economic impact of late payments is incorporated into the estimated net yield on those contracts. For contracts originated prior to January 2018, which are not accounted for at fair value, we suspend interest accruals on contracts once an automobile contract becomes greater than 90 days delinquent. We do not recognize additional interest income until the borrower makes sufficient payments to be less than 90 days delinquent. Any payments received by a borrower, regardless of their stage of delinquency are first applied to outstanding accrued interest and then to principal reduction.

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

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and incremental losses gradually increasing to a peak around 18 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 25 months, 23 months, and 23 months as of December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession, and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown.

Delinquency and Extension Experience (1)

Total Owned Portfolio

	December 31, 2020		December 31, 2019		December 31, 2018
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	163,117	$2,174,972	177,604	$2,416,042	176,042	$2,380,847
Period of delinquency (2)
31-60 days	11,357	152,868	13,737	189,214	13,182	183,974
61-90 days	4,525	59,096	6,695	91,675	5,577	74,485
91+ days	1,290	14,989	3,530	46,516	2,858	35,520
Total delinquencies (2)	17,172	226,953	23,962	327,405	21,617	293,979
Amount in repossession (3)	2,979	35,839	3,779	46,144	2,840	36,480
Total delinquencies and amount in repossession (2)	20,151	$262,792	27,741	$373,549	24,457	$330,459

Delinquencies as a percentage of gross servicing portfolio	10.5%	10.4%	13.5%	13.6%	12.3%	12.3%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	12.4%	12.1%	15.6%	15.5%	13.9%	13.9%

Extension Experience
Contracts with one extension, accruing	29,709	$417,347	27,677	$385,673	27,192	$364,575
Contracts with two or more extensions, accruing	55,885	665,572	54,440	673,918	61,977	828,573

	85,594	1,082,919	82,117	1,059,591	89,169	1,193,148

Contracts with one extension, non-accrual (4)	915	12,408	1,130	14,528	798	9,518
Contracts with two or more extensions, non-accrual (4)	2,502	28,189	4,441	55,436	3,946	51,912
	3,417	40,597	5,571	69,964	4,744	61,430

Total accounts with extensions	89,011	$1,123,516	87,688	$1,129,555	93,913	$1,254,578

___________________________

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	We do not recognize interest income on accounts past due more than 90 days.

Net Credit Loss Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio (2)
	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)

Average portfolio outstanding	$684,259	$1,192,484	$1,895,131
Net charge-offs as a percentage of average portfolio (3)	11.7%	12.2%	9.3%

	Fair Value Receivables Portfolio (4)
	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)

Average portfolio outstanding	$1,631,491	$1,212,226	$442,823
Net charge-offs as a percentage of average portfolio (3)	4.3%	3.8%	1.3%

	Total Managed Portfolio
	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)

Average portfolio outstanding	$2,315,750	$2,404,710	$2,341,954
Net charge-offs as a percentage of average portfolio (3)	6.5%	8.0%	7.7%

_________________________

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	The finance receivables portfolio is comprised of contracts we originated prior to January 2018.
(3)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected after the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.
(4)	The fair value portfolio is comprised of contracts we have originated since January 2018.

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

The basic question in deciding to grant an extension is whether we will (a) be delaying an inevitable repossession and liquidation or (b) risk losing the vehicle as a result of not being able to locate the obligor and vehicle. In both of those situations, the loss would likely be higher than if the vehicle had been repossessed without the extension. The benefits of granting an extension include minimizing current losses and delinquencies, minimizing lifetime losses, getting the obligor’s account current (or close to it) and building goodwill with the obligor so that he might prioritize us over other creditors on future payments. Our servicing staff are trained to identify when a past due obligor is facing a temporary problem that may be resolved with an extension.

The credit assessment for granting an extension is initially made by our collector, who bases the recommendation on the collector’s discussions with the obligor. In such assessments the collector will consider, among other things, the following factors: (1) the reason the obligor has fallen behind in payments; (2) whether or not the reason for the delinquency is temporary, and if it is, have conditions changed such that the obligor can begin making regular monthly payments again after the extension; (3) the obligor's past payment history, including past extensions if applicable; and (4) the obligor’s willingness to communicate and cooperate on resolving the delinquency. If the collector believes the obligor is a good candidate for an extension, he must obtain approval from his supervisor, who will review the same factors stated above prior to offering the extension to the obligor. During 2020 we incorporated an algorithmic extension score card which provides our staff with an objective and quantitative assessment of whether or not a obligor is a good candidate for an extension, based on the current circumstances of the account. The extension score card was developed by our internal risk management team and is derived from the post-extension performance of accounts in our managed portfolio.

After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs. We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2020, for accounts that received extensions from 2008 through 2019:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2020	% Active or Paid Off at December 31, 2020	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19
2009	32,226	10,274	31.9%	16,168	50.2%	5,783	17.9%	17
2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19
2011	18,786	10,973	58.4%	6,881	36.6%	932	5.0%	19
2012	18,783	11,321	60.3%	6,666	35.5%	796	4.2%	18
2013	23,398	11,186	47.8%	11,236	48.0%	976	4.2%	23
2014	25,773	10,652	41.3%	14,295	55.5%	826	3.2%	25
2015	53,319	23,327	43.7%	28,910	54.2%	1,082	2.0%	25
2016	80,897	40,123	49.6%	38,841	48.0%	1,933	2.4%	23
2017	133,881	69,564	52.0%	57,357	42.8%	6,926	5.2%	19
2018	121,531	76,358	62.8%	39,166	32.2%	6,007	4.9%	14
2019	71,548	59,528	83.2%	10,078	14.1%	1,942	2.7%	11

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off as of December 31, 2020 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted, and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, despite the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Average number of extensions granted per month	6,931	5,962	10,128

Average number of outstanding accounts	172,129	177,256	174,738

Average monthly extensions as % of average outstandings	4.0%	3.4%	5.8%

	December 31, 2020		December 31, 2019		December 31, 2018
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts with one extension	30,624	$429,754	28,807	$400,202	27,991	$374,116
Contracts with two extensions	19,381	259,236	17,895	229,555	20,789	277,497
Contracts with three extensions	13,117	159,447	14,423	181,896	17,210	231,905
Contracts with four extensions	10,868	122,469	12,367	153,170	13,583	185,114
Contracts with five extensions	8,548	90,322	8,742	103,989	9,189	121,836
Contracts with six extensions	6,473	62,288	5,454	60,743	5,152	64,134
	89,011	$1,123,516	87,688	$1,129,555	93,914	$1,254,602

Gross servicing portfolio	163,117	$2,174,972	177,604	$2,416,042	176,042	$2,380,847

Coronavirus Pandemic

Beginning in March 2020, we experienced a significant increase in the numbers of our obligors who sought an extension because of the pandemic and related economic shutdowns. By June of 2020, the monthly volume of extensions we granted had reverted to levels at or below the prior year and have remained so through December 2020.

Government mandated shutdowns of large portions of the United States economy has impaired and will likely continue to impair the ability of obligors under our automobile contracts to make their monthly payments. The extent to which that ability will be impaired, and the extent to which public ameliorative measures such as stimulus payments and enhanced unemployment benefits may restore such ability, cannot be estimated.

Non-Accrual Receivables

It is not uncommon for our obligors to fall behind in their payments. However, with the diligent efforts of our servicing staff and systems for managing our collection efforts, we regularly work with our customers to resolve delinquencies. Our staff is trained to employ a counseling approach to assist our customers with their cash flow management skills and help them to prioritize their payment obligations to avoid losing their vehicle to repossession. Through our experience, we have learned that once a contract becomes greater than 90 days past due, it is more likely than not that the delinquency will not be resolved and will ultimately result in a charge-off. As a result, for contracts originated prior to January 2018 that are not accounted for under the fair value method, we do not recognize any interest income for contracts that are greater than 90 days past due.

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

Since 1994 we have conducted 87 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2020, 21 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Securitizations
Period	Number of Term Securitizations	Amount of Receivables
		$ in thousands
2011	3	335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%. As of December 31, 2020, the remaining notes had a principal balance of $25.4 million.

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in December 2020, extending the revolving period to December 2022, and adding an amortization period through December 2023. In April 2015, we entered into a second $100 million facility. This facility was renewed in April 2017 and again in February 2019, extending the revolving period to February 2021, followed by an amortization period to February 2023. In February 2021, we repaid this facility in full at its maturity date and elected not to renew it. In November 2015, we entered into another $100 million facility. This facility was renewed in November 2017 and again in December 2019, extending the revolving period to December 2021, followed by an amortization period to December 2023.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2020, we were in compliance with all such covenants.

Competition

The automobile financing business is highly competitive. We compete with several national, regional and local finance companies with operations similar to ours. In addition, competitors or potential competitors include other types of financial services companies, such as banks, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers. Many of our competitors and potential competitors possess substantially greater financial, sales, technical, personnel and other resources than we do. Moreover, our future profitability will be directly related to the availability and cost of our capital in relation to the availability and cost of capital to our competitors. Our competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to us. Many of these companies also have long-standing relationships with dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchase of automobiles from manufacturers, which we do not offer.

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

We are subject to supervision and examination by the Consumer Financial Protection Bureau (the “CFPB”), a federal agency created by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The CFPB has rulemaking, supervisory and enforcement authority over “non-banks,” including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies from engaging in “unfair, deceptive or abusive” acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The CFPB also has authority to interpret, enforce and issue regulations implementing enumerated consumer laws, including certain laws that apply to us.

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

Human Capital

We rely on our employees for everything we do. To make our business work, we seek to supply them with the tools and knowledge they need to succeed. In addition to new hire training, we provide mentor programs and management workshops.

Workforce Allocation and Diversity We had 787 employees as of December 31, 2020 (excluding 22 on leaves of absence). Our employee population was 67% femail, and 68% self-identified as ethnically diverse (defined as all EEOC classifications other than white). Broken out by function, our human capital was allocated thus: 10 were senior management personnel; 460 were servicing personnel; 157 were automobile contract origination personnel; 96 were sales personnel and program development (59 of whom were sales representatives); 64 were various administrative personnel including human resources, legal, accounting and systems.

Compensation and benefits Our compensation policy is to be market competitive. We offer a benefits and wellness package that includes healthcare coverage, defined contribution retirement benefits, and other components.

Employee Engagement Our means of evaluating our human capital resources include, on an individual basis, annual performance reviews, and, on an aggregate basis, a confidential biennial employee climate survey. The survey results are reviewed by senior management and used to assist in reviewing our human capital strategies, programs, and practices. Other metrics used in human capital management include average employee tenure and annual turnover rate. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior secured debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. During 2008, 2009 and much of 2010, our access to the capital markets was impaired with respect to both short-term and long-term funding. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020. While our access to such funding has improved since then, our results of operations, financial condition and cash flows have been and may continue to be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

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

We expect to earn quarterly profits during 2021; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.” One reason for our expectation is that we have had positive net income in each of the nine fiscal years ended December 31, 2020, although not in every quarter within that period.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

Our business strategy requires that warehouse credit facilities be available in order to purchase significant volumes of receivables.

Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they are "warehoused" until they are financed on a long-term basis through the issuance and sale of asset-backed notes. Upon sale of the notes, funds advanced under one or more warehouse credit facilities are repaid from the proceeds. Our current short-term funding capacity is $200 million, comprising two credit facilities, each with a maximum credit limit of $100 million. Both warehouse credit facilities have a revolving period during which we may receive advances secured by contributed automobile contracts, followed by an amortization period during which no further advances may be made, but prior to which outstanding advances are due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity”.

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

During 2008 and 2009 we observed adverse changes in the market for securitized pools of automobile contracts, which made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods. These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. We experienced improvements in the capital markets from 2010 through 2019 during which time we completed 36 securitizations. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020., if the market conditions for asset-backed securitizations should reverse, we could expect a material adverse effect on our results of operations.

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

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations from 1994 through 2008, we utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guaranteed timely interest and ultimate principal payments on the senior classes of the securities issued in those securitizations. These guarantees enabled those securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, this form of credit enhancement may not be economical for us in the future. The 38 securitization transactions we executed from 2010 through 2020 did not utilize financial guaranty insurance policies. Prior to the second quarter of 2014, none of the securities issued in those transactions received the highest possible credit rating from any rating agency. As we pursue future securitizations, we may not be able to obtain:

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2020 and 2019, no single dealer accounted for as much as 1% of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

For our receivables originated prior to January 2018, we maintain an allowance for credit losses on automobile contracts held on our balance sheet, which reflects our estimates of probable credit losses that can be reasonably estimated.. If the allowance is inadequate, then we would recognize the losses in excess of the allowance as an expense and our results of operations could be adversely affected.

Receivables originated since January 2018 are recorded at fair value and incorporate estimates include the timing and severity of future credit losses. If actual credit losses were to exceed our estimates, we might be required to change our estimates, which could result in a fair value adjustment to those receivables or reduced interest income for those receivables in subsequent periods.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The CFPB and the Federal Trade Commission (“FTC”) have the authority to investigate consumer complaints against us, to conduct inquiries at their own instance, and to recommend enforcement actions and seek monetary penalties. The FTC has conducted and concluded an inquiry into our practices, and proposed remedial action against us in 2014, to which we consented. The CFPB has adopted regulations that place us and other companies similar to us under its supervision. Our industry has also been under investigation by the United States Department of Justice, which has conducted and may continue to conduct an inquiry that appears to be focused on securitization practices. In that inquiry, we received a subpoena in January 2015, which required that we produce specified documents. We were subsequently advised by the Department of Justice that we have provided such information as is required, and that no enforcement action against us is recommended. Although the inquiry commenced January 2015 is thus completed as to us, no assurance can be given as to whether some other government agency may commence inquiries into or actions against us, nor as to whether the DOJ may recommence its investigation, any of which hypothetical proceedings might materially and adversely affect us.

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

Changes in Law and Regulations May Have an Adverse Effect on Our Business.

The Dodd-Frank Act, adopted in 2010, made numerous changes to the laws applicable to the consumer financial services industry. Among other things, the Dodd-Frank Act created the CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to financial products and mandated that other federal agencies adopt rules implementing risk retention requirements in securitizations.

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

If We Experience Unfavorable Litigation Results, Our Results of Operations May Be Impaired.

We operate in a litigious society and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to regulatory examinations, investigations, inquiries, litigation, and other actions by licensing authorities, state attorneys general, the FTC, the CFPB and other governmental bodies relating to our activities. The litigation and regulatory actions to which we are or may become subject involve or may involve potential compensatory or punitive damage claims, fines, sanctions or injunctive relief that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position and our results of operations. We have recorded loss contingencies in our financial statements only for matters on which losses are probable and can be reasonably estimated. Our assessments of these matters involve significant judgments, and may change from time to time. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Furthermore, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. Unfavorable outcomes in any such current or future proceedings could materially and adversely affect our results of operations, financial conditions and cash flows. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. We, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. We are also subject to other litigation common to the automobile industry and to businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

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

We Have Substantial Indebtedness.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2020, we had approximately $1,969.4 million of debt outstanding. Such debt consisted primarily of $1,803.7 million of securitization trust debt, and also included $119.0 million of warehouse lines of credit, $25.4 million of residual interest financing debt and $21.3 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

We recognize interest income on receivables accounted under fair value based on a level yield internal rate of return that we calculate based the terms of the receivables and our estimates at the time of acquisition of the future performance of those receivables. Such estimates include the timing and severity of future credit losses and the rates of amortization and of prepayments. If actual credit losses were to exceed our estimates, or if the actual amortization and prepayments of the receivables were to be materially different from our estimates, we might be required to change our estimates, which could result in a reduced interest income for those receivables in subsequent periods.

If Actual Results for Our Receivables Materially Deviate from Our Estimates, We May Be Required to Reduce the Recorded Value for Some or All of the Receivables Measured at Fair Value.

We re-evaluate the recorded value of receivables measured at fair value at the close of each quarter. If the re-evaluation were to yield a value materially different from the previous recorded value, an adjustment would be required. If actual credit losses were to exceed our estimates, or if the actual amortization and prepayments of the receivables were to be materially different from our estimates, we might be required to adjust the recorded value of such receivables. A downward readjustment in recorded value would correspondingly reduce our income and book value for and as of the end of the related quarter.

If Actual Market Conditions Indicate That the Amount a Market Participant Would Pay for Our Receivables is Materially Lower Than Our Recorded Value, We May Be Required to Reduce the Recorded Value for Some or All of the Receivables Measured at Fair Value.

The fair value of an asset is, by definition, the exchange price in an orderly transaction between market participants. Receivables such as ours are not regularly traded on exchanges where we can observe prices for exchanges of similar assets. We may therefore rely on estimates of what a market participant would pay for our receivables. If such estimated value were to be materially different from our recorded value, we might be required to adjust the recorded value of our receivables. A downward readjustment in recorded value would correspondingly reduce our income and book value.

Risks Related to General Factors

The Coronavirus Outbreak Could Have Adverse Effects

The COVID-19 virus has spread throughout the world, including the United States, and has been declared a public health emergency. Various governments have also made emergency declarations related to the COVID-19 virus (alternately, “the pandemic”) and have attempted to slow community spread of the virus by providing social distancing guidelines, including issuing orders to suspend involuntary repossession activities, issuing stay-at-home or quarantine orders and mandating the closure of certain non-essential businesses. The pandemic has had adverse effects on the economy of the United States (which include a significant increase in unemployment) and the global economy in general. The long-term effects of the social, economic and financial disruptions caused by the pandemic are unknown. The United States economy contracted in the first quarter of 2020, and entered into a recession in the second quarter with a virtually unprecedented further sharp decline in GDP. Economic growth in the remainder of 2020 was insufficient to restore GDP to the level achieved prior to the outbreak, and there can be no assurance as to the future course of the economy in general or of the market for motor vehicles in particular. Caution on the part of vehicle purchasers, and possibly other factors, have led to a reduction in purchases of motor vehicles. Such reduction, combined with caution on our part in extension of credit, has resulted in a significant decline in its origination of automobile contracts, beginning in April of 2020, and continuing through the present. The extent to which obligors may be adversely affected by the outbreak, by loss of employment, and by related efforts of governments to slow the spread of the COVID-19 virus throughout the nation and world cannot be predicted. These occurrences could have a material adverse effect on the ability of obligors to make timely payments to us.

Stimulus payments and enhanced unemployment benefits made available to much of the population may have ameliorated in part the adverse effects on us of the pandemic. Although additional payments and additional enhanced benefits may be authorized, there can be no assurance as to their continuation. Obligors’ use of the stimulus payments, and termination of such enhanced benefits, may have an adverse effect on our receipt of payments from obligors in the future, which could have a material adverse effect on our financial condition and results of operations.

Additionally, the continued spread of the COVID-19 virus may result in staffing problems in various industries and with businesses and third-party suppliers as portions of the workforce across the industry are unable to work effectively as a result of the pandemic, including because of illness, facility closures, ineffective remote work arrangements or technology failures or limitations. Our ability to service automobile contracts could be diminished by regulatory action related to the pandemic and by disruptions in the economy and in financial markets.

Finally, and depending on the extent to which the pandemic adversely affects the United States economy, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to our business or operations, the ability or willingness of our customers to make timely payments, and risks of geographic concentrations.

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

Effect of Social, Economic and Other Factors on Losses

The ability of our customers to make payments on automobile contracts will be affected by a variety of social and economic factors, most notably the extent to which our customers remain gainfully employed. Other economic factors include interest rates, general unemployment levels, the rate of inflation, adjustments in monthly mortgage payments and consumer perceptions of economic conditions generally and the effect of government stimulus programs and consumer protection/payment relief efforts implemented in connection with the COVID-19 virus. Social factors include changes in consumer confidence levels, consumer attitudes toward bankruptcy and the repayment of indebtedness and consumer perceptions of political events and shifts, which may be affected by the pandemic. We are generally unable to determine whether or to what extent economic or social factors will affect the performance of our portfolio of automobile contracts, but caution that a recession or depression in local, regional or national economies would be expected to increase delinquencies and losses, which would adversely affect our financial condition and results of operations.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2020, our directors and executive officers collectively owned 5.6 million shares of our common stock, or approximately 25%.

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	unexpected exogenous events, such as a widespread plague;
•	mandates imposed in reaction to such events, such as prohibitions of otherwise permissible activity;
•	changes in general economic conditions;
•	changes in performance of our automobile contracts;
•	increases in interest rates;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of losses incurred on contracts in our managed portfolio; and
•	adverse decisions by courts or regulators

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located in Las Vegas, Nevada, where we currently lease approximately 45,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.7 million, increasing to approximately $1.8 million through 2023.

Our operating headquarters are located in Irvine, California, where we currently lease approximately 129,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $4.3 million, increasing to approximately $4.5 million through 2022.

The remaining three regional servicing centers occupy a total of approximately 59,000 square feet of leased space in Chesapeake, Virginia; Maitland, Florida; and Lombard, Illinois. The termination dates of such leases range from 2021 to 2025. The annual base rent for these facilities total approximately $1.4 million.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2020, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2020 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2020 does not exceed $3 million.

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

Executive Officers of the Registrant

Charles E. Bradley, Jr., 61, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Jeffrey P. Fritz, 61, has been Executive Vice President and Chief Financial Officer since March 2014. Prior to that, he was Senior Vice President and Chief Financial Officer from April 2006.  He was Senior Vice President of Accounting from August 2004 through March 2006 and served as a consultant to us from May 2004 to August 2004. He also served as our Chief Financial Officer from our inception through May 1999. He is a licensed Certified Public Accountant and has previously practiced public accounting.

Michael T. Lavin, 48, has been Executive Vice President and Chief Operating Officer since February 2019, and our Chief Legal Officer from March 2014.  Prior to that, he was our Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego based large law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County based firm of Trachtman & Trachtman from 2000 through 2001.  Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Mark A. Creatura, 61, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Christopher Terry, 53, has been Senior Vice President of Risk Management since May 2017. Prior to that he was our Senior Vice President of Servicing from May 2005 to August 2013. He was Senior Vice President of Asset Recovery from August 2013 to May 2017 and from January 2003 to May 2005. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 58, has been Senior Vice President of Sales and Originations since June 2020. Prior to that she was Senior Vice President of Originations from April 2007 to June 2020. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Laurie A. Straten, 54, has been Senior Vice President of Servicing since August 2013. Prior to that, she was our Senior Vice President of Asset Recovery from April 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

John P. Harton, 56, has been Senior Vice President – Product Devlopment since June 2020. Prior to that he was Senior Vice President – Sales from March 2014 to June 2020.  Prior to that, he held the position of Vice President – Marketing since April 2010. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

Danny Bharwani, 53, has been Senior Vice President – Finance since April 2016. Previously, he was our Vice President – Finance from June 2002. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2019	4.65	3.01
April 1 - June 30, 2019	3.97	3.25
July 1 - September 30, 2019	3.82	3.29
October 1 - December 31, 2019	3.60	3.06
January 1 - March 31, 2020	4.30	1.00
April 1 - June 30, 2020	3.31	1.10
July 1 - September 30, 2020	3.73	2.77
October 1 - December 31, 2020	5.12	3.22

As of January 1, 2021, there were 27 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	15,977,099	$4.46	270,081
Equity compensation plans not approved by security holders	–	–	–

Total	15,977,099	$4.46	270,081

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2020	–	$–	–	$5,312,224
November 2020	–	–	–	5,312,224
December 2020	60,770	4.08	60,770	5,064,154

Total	60,770	$4.08	60,770

____________________

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2020, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2020, we have purchased $64.5 million of our common stock representing 18,001,217 shares.

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

		As of and For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016

Statement of Income Data
Revenues:
Interest income	$294,982	$337,096	$380,297	$424,174	$408,996
Mark to finance receivables measured at fair value	(29,528)	–	–	–	–
Other income	5,707	8,704	9,478	10,209	13,286
Total revenues	271,161	345,800	389,775	434,383	422,282
Expenses:
Employee costs	80,198	80,877	79,318	72,967	65,549
General and administrative	55,392	59,460	57,208	50,287	48,620
Interest expense	101,338	110,528	101,466	92,345	79,941
Provision for credit losses	14,113	85,773	133,080	186,713	178,511
Total expenses	251,041	336,638	371,072	402,312	372,621
Income before income tax expense	20,120	9,162	18,703	32,071	49,661
Income tax expense (benefit)	(1,557)	3,756	3,841	28,306	20,361
Net income	$21,677	$5,406	$14,862	$3,765	$29,300

Earnings per share-basic	$0.96	$0.24	$0.68	$0.17	$1.20
Earnings per share-diluted	$0.90	$0.22	$0.59	$0.14	$1.01
Pre-tax income per share-basic (1)	$0.89	$0.41	$0.85	$1.41	$2.04
Pre-tax income per share-diluted (2)	$0.84	$0.38	$0.75	$1.18	$1.71
Weighted average shares outstanding-basic	22,611	22,416	21,989	22,687	24,356
Weighted average shares outstanding-diluted	24,003	24,064	24,988	27,214	29,035

Balance Sheet Data
Total assets	$2,145,895	$2,539,249	$2,485,680	$2,424,841	$2,410,402
Cash and cash equivalents	13,466	5,295	12,787	12,731	13,936
Restricted cash and equivalents	130,686	135,537	117,323	111,965	112,754
Finance receivables, net	411,343	885,890	1,454,709	2,195,797	2,172,365
Finance receivables measured at fair value	1,523,726	1,444,038	821,066	–	4
Warehouse lines of credit	118,999	134,791	136,847	112,408	103,358
Residual interest financing	25,426	39,478	39,106	–	–
Securitization trust debt	1,803,673	2,097,728	2,063,627	2,083,215	2,080,900
Long-term debt	21,323	17,534	17,290	16,566	14,949
Shareholders' equity	133,362	202,641	197,118	183,937	186,218

________________________

(1)	Income before income tax expense divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax expense or benefit.
(2)	Income before income tax expense divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax expense or benefit.

	As of and For the Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016

Contract Originations / Securitizations
Automobile contract originations	$742,584	$1,002,782	$902,416	$859,069	$1,088,785
Automobile contracts securitized	741,867	1,014,124	883,452	870,000	1,214,997

Managed Portfolio Data
Contracts associated with the allowance for finance credit losses	$506,896	$923,239	$1,551,797	$2,333,497	$2,307,956
Contracts measured at fair value	1,668,076	1,492,803	829,039	–	–
Contracts held by consolidated subsidiaries	$2,174,972	$2,416,042	$2,380,836	$2,333,497	$2,307,956
Fireside portfolio	–	–	–	–	3
Contracts held by non-consolidated subsidiaries	–	–	–	–	9
Third party portfolios (1)	–	–	11	33	102
Total managed portfolio	$2,174,972	$2,416,042	$2,380,847	$2,333,530	$2,308,070
Average managed portfolio	2,315,750	2,404,710	2,341,957	2,334,015	2,226,073

Weighted average fixed effective interest rate (total managed portfolio) (2)	19.0%	18.9%	18.9%	19.2%	19.4%
Core operating expenses (% of average managed portfolio) (3)	5.9%	5.8%	5.8%	5.3%	5.1%
Allowance for finance credit losses	$80,790	$11,640	$67,376	$109,187	$95,578
Allowance for finance credit losses (% of total contracts associated with the allowance) (7)	16.4%	1.3%	4.3%	4.7%	4.1%
Aggregate allowance for finance credit losses and repossessions in inventory	$92,580	$33,029	$91,940	$133,211	$124,503
Aggregate allowance for finance credit losses (% of repossessions in inventory and contracts associated with the allowance)	18.3%	3.6%	5.9%	5.7%	5.4%
Total delinquencies (2) (4)	10.4%	13.6%	12.3%	9.8%	9.2%
Total delinquencies and repossessions in inventory (2) (4)	12.1%	15.5%	13.9%	11.2%	11.0%
Net charge-offs, finance receivables portfolio (2) (5) (6)	11.2%	12.2%	9.3%	7.7%	7.0%
Net charge-offs, fair value receivables portfolio (2) (5) (6)	4.5%	3.8%	1.3%	n/a	n/a
Net charge-offs (2) (5)	6.5%	7.9%	7.7%	7.7%	7.0%

________________________

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, provision for contingent liabilities, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying consolidated financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.
(6)	The finance receivables portfolio is comprised of contracts we acquired prior to January 2018. The fair value receivables portfolio is comprised of contracts we have acquired since January 2018.
(7)	ASC 326 was adopted in 2020 for the finance receivables portfolio. The allowance for finance credit losses for the year ended December 31, 2020 represent expected lifetime credit losses.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2020, we have originated a total of approximately $17.0 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2020 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for non-affiliates.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2016	$1,088,785	$2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972

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

Coronavirus Pandemic

In December 2019, a new strain of coronavirus (the “COVID-19 virus”) originated in Wuhan, China. Since its discovery, the COVID-19 virus has spread throughout the world, and the outbreak has been declared to be a pandemic by the World Health Organization. We refer from time to time in this report to the outbreak and spread of the COVID-19 virus as “the pandemic.” In March 2020 at the outset of the pandemic we complied with government mandated shutdown orders in the five locations we operate by arranging for many of our staff to work from home and invoking various safety protocols for workers who remained in our offices. In April 2020, we laid off approximately 100 workers, or about 10% of our workforce, throughout our offices because of significant reductions in new contract originations. As of December 31, 2020, most of our staff who work in the Irvine location were working from home, while most of our staff from our other locations were working from our offices.

The pandemic itself, if sufficient numbers of people were to be afflicted, could cause obligors under our automobile contracts to be unable to pay their contractual obligations. As the future course of the COVID-19 pandemic is as yet unknown, its direct effect on future obligor payments is likewise uncertain.

The mandatory shutdown of large portions of the United States economy pursuant to emergency restrictions has impaired and will impair the ability of obligors under our automobile contracts to pay their contractual obligations. The extent to which that ability will be impaired, and the extent to which public ameliorative measures such as stimulus payments and enhanced unemployment benefits may restore such ability, cannot be estimated. Other effects of the pandemic on our operations is referred to throughout this report.

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

Since 1994 we have conducted 87 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2020, 21 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2011	4	$335,593
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $200 million, comprising two credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in December 2020, extending the revolving period to December 2022, with an optional amortization period through December 2023. In November 2015, we entered into another $100 million facility. This facility was renewed in November 2017 and again in December 2019, extending the revolving period to December 2021, followed by an amortization period to December 2023.

We previously had a third $100 million facility. This facility was established in April 2015 and was renewed in April 2017 and again in February 2019, extending the revolving period to February 2021. We repaid this facility in full at its maturity in 2021.

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

Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and incremental losses gradually increasing to a peak around 18 months, after which they gradually decrease.

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

Effective January 1, 2020, the Company adopted Accounting Standards Codification ("ASC") 326, which changes the criteria under which credit losses on financial instruments (such as the Company’s finance receivables) are measured. ASC 326 introduced a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which replaces the incurred loss impairment methodology previously used under U.S. GAAP with a methodology that records currently the expected lifetime credit losses on financial instruments. The adoption of CECL required that we establish an allowance for the remaining expected lifetime credit losses on the portion of the Company’s receivable portfolio for which the Company was not already using fair value accounting. We refer to that portion, which is those receivables that were originated prior to January 2018, as our “legacy portfolio”. To comply with CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million.

At the onset of the pandemic in March 2020, Government mandated shutdowns of large portions of the United States economy impaired and will likely continue to impair the ability of obligors under our automobile contracts to make their monthly payments. The extent to which that ability will be impaired, and the extent to which public ameliorative measures such as stimulus payments and enhanced unemployment benefits may restore such ability, cannot be estimated.

During the twelve-month period ended December 31, 2020, we supplemented our allowance for finance credit losses by $14.1 million to provide for additional losses that we may incur due to the pandemic.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recoded value, an adjustment would be required. In the twelve-month period ended December 31, 2020, the Company considered the effect of the pandemic on the portfolio of finance receivables carried at fair value and recorded a mark down to that portfolio of $29.5 million. The mark down is reflected as a reduction in revenue.

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

We have recorded a liability as of December 31, 2020, which represents our best estimate of probable incurred losses for legal contingencies at that date. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2020, and in excess of the liability we have recorded, does not exceed $3 million.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 87 term securitizations of approximately $15.1 billion in contracts. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2020 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2020 with the year ended December 31, 2019

Revenues. During the year ended December 31, 2020, our revenues were $271.2 million, a decrease of $74.6 million, or 21.6%, from the prior year revenues of $345.8 million. The primary reason for the decrease in revenues is a decrease in interest income and a mark down to the recorded value of the portion of the receivables portfolio accounted for at fair value. Interest income for the year ended December 31, 2020 decreased $42.1 million, or 12.5%, to $295.0 million from $337.1 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our portfolio of finance receivables originated prior to January 2018, which accrued interest at an average of 18.5%, which is offset only in part by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the year months ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020			2019
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$684,259	$126,716	18.5%	$1,192,484	$214,037	17.9%
Finance receivables measured at fair value	1,631,491	168,266	10.3%	1,212,226	123,059	10.2%
Total	$2,315,750	$294,982	12.7%	$2,404,710	$337,096	14.0%

Revenues for the year ended December 31, 2020 include a $29.5 million mark down to the recorded value of the finance receivables measured at fair value. The mark down is an estimate based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic.

Other income decreased by $3.0 million, or 34.4%, to $5.7 million in the year ended December 31, 2020 from $8.7 million in the prior year. The decrease in other income generally resulted from a decrease of $1.3 million in revenues associated with direct mail and other related products and services that we offer to our dealers and a decrease of $1.0 million in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $251.0 million for the year ended December 31, 2020, compared to $336.6 million for the prior year, a decrease of $85.6 million, or 25.4%. The decrease is primarily due to a decrease in provision for credit losses and interest expense.

Employee costs decreased by $679,000 or 0.8%, to $80.2 million during the year ended December 31, 2020, representing 31.9% of total operating expenses, from $80.9 million for the prior year, or 24.0% of total operating expenses. In the first quarter of 2020, prior to the onset of the pandemic, our employee costs were greater than in the first quarter of 2019. Those increases have been partially offset by decreases since the first quarter of 2020, which are the result of staff reductions due in part to the fact that our contract purchases have not returned to pre-pandemic levels. If our contract purchase volumes remain at current levels, we expect lower employee costs in future periods.

The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$742.6	$1,002.8
Contracts purchased (units)	39,887	55,919
Managed portfolio outstanding (dollars)	$2,175.0	$2,416.0
Managed portfolio outstanding (units)	163,177	181,498

Number of Originations staff	157	202
Number of Marketing staff	96	122
Number of Servicing staff	460	612
Number of other staff	74	74
Total number of employees	787	1,010

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $32.0 million, a decrease of $1.0 million, or 3.1%, compared to the previous year and represented 12.7% of total operating expenses.

Interest expense for the year ended December 31, 2020 decreased by $9.2 million to $101.3 million, or 8.3%, compared to $110.5 million in the previous year. Interest expense represented 40.4% of total operating expenses in 2020.

Interest on securitization trust debt decreased by $8.8 million, or 9.1%, for the year ended December 31, 2020 compared to the prior year. The average balance of securitization trust debt decreased 7.5% to $2,017.2 million for the year ended December 31, 2020 compared to $2,181.5 million for the year ended December 31, 2019. The blended interest rates on new term securitizations have generally increased in 2017 and 2018 before declining in 2019 and 2020. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%

The annualized average rate on our securitization trust debt was 4.4% for the year ended December 31, 2020 and 2019. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on warehouse lines of credit decreased by $724,000, or 8.6% for the year ended December 31, 2020 compared to the prior year. The average rate on the debt was 8.3% in 2020 compared to 9.7% in the prior year while the average balance of the warehouse debt increased to $92.5 million from $86.2 million.

Interest expense on residual interest financing was $3.5 million in the year ended December 31, 2020 compared to $3.8 million in the prior year as the average balance has decreased.

Interest expense on our subordinated renewable notes increased by $741,000, or 51.7%, for the year ended December 31, 2020 compared to the prior year. The average balance of the notes increased from $15.0 million in the prior year to $19.3 million for the year ended December 31, 2020. The average interest rate on our subordinated notes increased to 11.2% for the year ended December 31, 2020 from 9.6% for the year ended December 31, 2019.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020			2019
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$684,259	$126,716	18.5%	$1,157,910	$214,037	18.5%
Finance receivables at fair value	1,631,491	168,266	10.3%	1,212,226	123,059	10.2%
	2,315,750	294,982	12.7%	2,370,136	337,096	14.2%

Interest Bearing Liabilities	$
Warehouse lines of credit	$92,481	7,678	8.3%	$86,200	8,402	9.7%
Residual interest financing	34,906	3,454	9.9%	40,000	3,822	9.6%
Securitization trust debt	2,017,152	88,031	4.4%	2,181,545	96,870	4.4%
Subordinated renewable notes	19,340	2,175	11.2%	14,982	1,434	9.6%
	$2,163,879	101,338	4.7%	$2,322,727	110,528	4.8%
	$
Net interest income/spread		$193,644			$226,568
Net interest margin (3)	$		8.4%			9.6%

Ratio of average interest earning assets to average interest bearing liabilities	107%			102%

___________________

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2) Net of deferred fees and direct costs.
(3) Net interest income divided by average interest earning assets.

	Year Ended December 31, 2020
	Compared to December 31, 2019
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$(87,321)	$(87,553)	$232
Finance receivables at fair value	45,207	42,562	2,645
	(42,114)	(44,991)	2,877
Interest Bearing Liabilities
Warehouse lines of credit	(724)	612	(1,336)
Residual interest financing	(368)	(487)	119
Securitization trust debt	(8,839)	(7,300)	(1,539)
Subordinated renewable notes	741	417	324
	(9,190)	(6,758)	(2,432)

Net interest income/spread	$(32,924)	$(38,233)	$5,309

The reduction in the annualized yield on our finance receivables for the year ended December 31, 2020 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,631.5 million for the twelve months ended December 31, 2020 compared to $1,212.2 million in the prior year period.

Effective January 1, 2020, the Company adopted Accounting Standards Codification Topic 326 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss model, generally referred to as CECL. Adoption of CECL required the establishment of an allowance for the remaining expected lifetime credit losses on the portion of the Company’s receivable portfolio that was originated prior to January 2018. To comply with CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

Provision for credit losses was $14.1 million for the year ended December 31, 2020. The provision represents our estimate of additional losses that may be incurred on the portfolio of finance receivables resulting from the pandemic. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded with the adoption of CECL in January 2020. In the prior year period, prior to the adoption of CECL, provision for credit losses was $85.8 million.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense decreased by $3.7 million to $14.2 million during the year ended December 31, 2020 and represented 5.7% of total operating expenses. We purchased $742.6 million of new contracts during the year ended December 31, 2020 compared to $1,002.8 million in the prior year period. In our second quarter of 2020, we experienced a significant reduction in contract purchases due to the pandemic and partial shutdown of the economy. Subsequently, our contract purchase volumes have increased but have not recovered to pre-pandemic levels.

Occupancy expenses decreased by $66,000 or 0.9%, to $7.4 million compared to $7.5 million in the previous year and represented 3.0% of total operating expenses.

Depreciation and amortization expenses increased by $709,000 or 65.9%, to $1.8 million compared to $1.1 million in the previous year and represented 0.6% of total operating expenses.

Income tax benefit was $1.6 million for the year ended December 31, 2020, which includes an $8.8 million tax benefit. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the CARES Act provides for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million. Excluding the tax benefit, income tax expense would have been $7.2 million, representing an effective income tax rate of 36%. For the prior year period, income tax expense was $3.8 million, which represents an effective income tax rate of 41%.

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

_______________________

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Net interest income divided by average interest earning assets.

	Year Ended December 31, 2019
	Compared to December 31, 2018
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$(122,397)	(127,037)	$4,640
Finance receivables at fair value	79,196	75,045	4,151
	(43,201)	(51,992)	8,791
Interest Bearing Liabilities
Warehouse lines of credit	650	2,224	(1,574)
Residual interest financing	1,479	1,406	73
Securitization trust debt	6,944	1,742	5,202
Subordinated renewable notes	(11)	(136)	125
	9,062	5,236	3,826

Net interest income/spread	$(52,263)	(57,228)	$4,965

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

Net cash provided by operating activities for the years ended December 31, 2020, 2019 and 2018 was $238.8 million, $216.8 million and $216.2 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash provided by investing activities for the year ended December 31, 2020 was $93.0 million. Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $229.4 million and $242.2 million, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables were $739.7 million (includes acquisition fees paid), $1,004.2 million and $914.9 million in 2020, 2019 and 2018, respectively.

Net cash used in financing activities for the year ended December 31, 2020 was $328.5 million. Net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $23.3 million and $31.4 million, respectively. Cash used or provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. We issued $714.5 million in new securitization trust debt in 2020 compared to $1,000.5 million in 2019 and $855.8 million in 2018. Repayments of securitization debt were $1,010.0 million, $966.1 million and $876.1 million in 2020, 2019 and 2018, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2020, we had unrestricted cash of $13.5 million and $179.5 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of December 30, 2020, we had approximately $33.5 million of such eligible collateral. In February 2021, we repaid in full one of the facilities at maturity, leaving us with two facilities of $100 million each thereafter. During 2020, we completed three securitizations aggregating $714.5 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of December 31, 2020, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2020, we had approximately $1,969.4 million of debt outstanding. Such debt consisted primarily of $1,803.7 million of securitization trust debt and $119.0 million of debt from warehouse lines of credit. Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $21.3 million in subordinated renewable notes outstanding at December 31, 2020. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At December 31, 2020, $25.6 million of this residual interest financing debt remains outstanding ($25.4 million net of deferred financing costs).

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2020 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$21,323	$9,506	$6,681	$3,484	$1,652
Operating Leases	18,020	8,687	8,597	736	–

_____________________

(1)	Securitization trust debt, in the aggregate amount of $1,803.7 million as of December 31, 2020, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $818.4 million in 2021, $450.9 million in 2022, $350.7 million in 2023, $81.1 million in 2024, $83.7 million in 2025, and $18.7 million in 2026.
(2)	Long-term debt represents subordinated renewable notes.

We anticipate repaying debt due in 2021 with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 82.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 3.00% per annum, with a minimum rate of 3.75% per annum. In December 2020, this facility was amended to extend the revolving period to December 2022 and to include an amortization period through December 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2020 there was $45.7 million outstanding under this facility.

Facility Established in April 2015. On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. In February 2019, this facility was amended to extend the revolving period to February 2021 followed by an amortization period through February 2023. At December 31, 2020 there was $42.6 million outstanding under this facility. In February 2021, we repaid this facility in full at its maturity date and elected not to renew it.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.00% per annum, with a minimum rate of 5.00% per annum. In December 2019, this facility was amended to extend the revolving period to December 2021 followed by an amortization period through December 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2020 there was $32.3 million outstanding under this facility.

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

Capitalization

Over the period from January 1, 2018 through December 31, 2020 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$39,478	$39,106	$–
Issuances	–	–	40,000
Payments	(14,424)	–	–
Capitalization of deferred financing costs	–	–	(1,081)
Amortization of deferred financing costs	372	372	187
Ending balance	$25,426	$39,478	$39,106

SECURITIZATION TRUST DEBT:
Beginning balance	$2,097,728	$2,063,627	$2,083,215
Issuances	714,543	1,000,501	855,828
Payments	(1,009,988)	(966,144)	(876,094)
Capitalization of deferred financing costs	(4,862)	(6,808)	(6,198)
Amortization of deferred financing costs	6,252	6,552	6,876
Ending balance	$1,803,673	$2,097,728	$2,063,627

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$17,534	$17,290	$16,566
Issuances	6,750	5,764	3,175
Payments	(2,961)	(5,520)	(2,451)
Ending balance	$21,323	$17,534	$17,290

Residual Interest Financing.   On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%. As of December 31, 2020, $25.6 million of residual interest financing debt remains outstanding. This amount does not exclude $150,000 in unamortized debt issuance costs. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our consolidated balance sheets.

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

Securitization Trust Debt.   Since 2011, we treated all 37 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. We had $1,803.7 million of securitization trust debt outstanding at December 31, 2020.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2020 there were $21.3 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2020, we were in compliance with all such covenants.

Forward-looking Statements

This report on Form 10-K includes certain "forward-looking statements". Forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include unexpected exogenous events, such as a widespread plague that might affect the ability or willingness of obligors to pay pursuant to the terms of contracts; mandates imposed in reaction to such events, such as prohibitions of otherwise permissible activity, which might impair the obligation to perform contracts, or the abilty of obligors to earn; changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of contracts; changes in laws respecting consumer finance, which could affect our ability to enforce rights under contracts; and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of contracts, which would affect our ability to purchase contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell contracts to us on the terms that it offers, and the terms on which we are able to complete term securitizations once contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel, investor demand for asset-backed securities and interest rates (which affect the rates that we pay on asset-backed securities issued in our securitizations). The statements concerning structuring securitization transactions as secured financings and the effects of such structures on financial items and on future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements to be inaccurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell contracts, any changes in that rate, the credit performance of such contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2020 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2021 (the "2021 Proxy Statement"). The 2021 Proxy Statement will be filed not later than April 30, 2021. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2021 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b) (v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement dated January 22, 2014 to Indenture re ARUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
4.61	Indenture re Notes issued by CPS Auto Receivables Trust 2015-B (exhibit 4.61 to Form 8-K/A filed by the registrant on June 26, 2015)
4.62	Sale and Servicing Agreement dated as of June 1, 2015, related to notes issued by CPS Auto Receivables Trust 2015-B (exhibit 4.62 to Form 8-K/A filed by the registrant on June 26, 2015)
4.63	Indenture re Notes issued by CPS Auto Receivables Trust 2015-C (exhibit 4.63 to Form 8-K filed by the registrant on September 22, 2015)
4.64	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2015-C (exhibit 4.64 to Form 8-K filed by the registrant on September 22, 2015)
4.65	Indenture re Notes issued by CPS Auto Receivables Trust 2016-A (exhibit 4.65 to Form 10-Q/A filed by the registrant on May 4, 2016)
4.66	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2016-A (exhibit 4.66 to Form 10-Q/A filed by the registrant on May 4, 2016)
4.67	Indenture re Notes issued by CPS Auto Receivables Trust 2016-B (exhibit 4.67 to Form 10-Q/A filed by the registrant on May 4, 2016)
4.68	Sale and Servicing Agreement dated as of September 1, 2015, related to notes issued by CPS Auto Receivables Trust 2016-B (exhibit 4.68 to Form 10-Q/A filed by the registrant on May 4, 2016)
4.69	Indenture re Notes issued by CPS Auto Receivables Trust 2016-C (exhibit 4.69 to Form 8-K filed by the registrant on July 27, 2016)
4.70	Sale and Servicing Agreement dated as of September 1, 2016, related to notes issued by CPS Auto Receivables Trust 2016-C (exhibit 4.70 to Form 8-K filed by the registrant on July 27, 2016)

10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on April 27, 2015)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (Exhibit 21 to Form 10-K filed March 16, 2020)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Rule 13a-14(a) certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) certification by Chief Financial Officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 10, 2021	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2021	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
March 10, 2021	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
March 10, 2021	/s/ LOUIS M. GRASSO
Lou Grasso, Director
March 10, 2021	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
March 10, 2021	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
March 10, 2021	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
March 10, 2021	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
March 10, 2021	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Loans at Fair Value

As described in Notes 1 and 12 to the consolidated financial statements, the Company carries all finance receivables acquired after 2017 at fair value on a recurring basis. The Company had $1.5 billion in finance receivables that are carried at fair value, all of which are classified as level 3 fair values as they contain one or more inputs which are unobservable and significant to the fair value measurement. With assistance from a third party, the Company used a discounted cash flow model to measure the fair value of finance receivables. The significant assumptions used by the Company to estimate cash flows and calculate the fair value of these financial receivables include volatility relating to expected loss rates, timing of losses and market-based discount rates. These significant assumptions were based on market data, the Company's industry experience, and the Company’s expectations based on results of historical loan cohorts. Historical loan cohorts are pools of loans that are originated in the same month, the Company assesses performance of each individual cohort when assessing fair value.

We identified the valuation of finance receivables carried at fair value as a critical audit matter as this estimate requires subjective auditor judgment. Our principal considerations in making this determination are (i) there was significant judgment and estimation by the Company in determining the inputs to estimate fair value, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the fair value of these finance receivables, and (ii) the audit effort involved professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Our primary audit procedures to address this critical audit matter included:

•	Used an auditor employed valuation specialist to assist in testing the Company’s estimate of fair value of the finance receivables. Testing included evaluation of certain management significant assumptions and, evaluating the reasonableness of the methodology including a recalculation of the model.
•	Tested the completeness and accuracy of the underlying data used in the fair value of finance receivables estimate.

Allowance for Finance Credit Losses – CECL Adoption and Reasonable and Supportable Forecasts

As described in Notes 1 and 6 to the financial statements, effective January 1, 2020 the company adopted Accounting Standards Update 2016-13 Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments for its finance receivables acquired prior to 2018 (referred to as the legacy portfolio). Upon adoption, the Company recorded a decrease to retained earnings of $92 million (see change in accounting principle explanatory paragraph above). As of December 31, 2020, the Company has a gross receivables portfolio of $492.1 million and a related allowance for finance credit losses (ACL) on loans of $80.8 million and provision for credit losses of $14.1 million for the year ended December 31, 2020. Management estimates the allowance using relevant information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical loss experience for older receivables, aggregated into vintage pools based on the calendar quarter of origination is used to estimate expected losses for less seasoned quarterly vintage pools. This estimate is adjusted by certain qualitative factors that may impact future credit losses. The qualitative adjustment factors represent management’s estimate of the impact of the pandemic on future losses.

The use of qualitative factors to estimate pandemic related losses requires significant judgment. Management applies qualitative factors to adjust its estimation of the timing and amount losses to represent its future economic forecast. We identified auditing the reasonableness of forecasts in its credit loss model as a critical audit matter as it involves especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•	Tested the completeness and accuracy of data used in the calculation.
•	Back-tested forecasted losses to actual losses.
•	Evaluated the reasonableness and appropriateness of the forecasts
•	Inspected and tested key assumptions and judgments.

/s/ CROWE LLP

Dallas, Texas

March 10, 2021

We have served as the Company's auditor since 2008.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$13,466	$5,295
Restricted cash and equivalents	130,686	135,537
Finance receivables measured at fair value	1,523,726	1,444,038

Finance receivables	492,133	897,530
Less: Allowance for finance credit losses	(80,790)	(11,640)
Finance receivables, net	411,343	885,890

Furniture and equipment, net	828	1,512
Deferred tax assets, net	28,512	15,480
Accrued interest receivable	5,017	11,645
Other assets	32,317	39,852
Total Assets	$2,145,895	$2,539,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$43,112	$47,077
Warehouse lines of credit	118,999	134,791
Residual interest financing	25,426	39,478
Securitization trust debt	1,803,673	2,097,728
Subordinated renewable notes	21,323	17,534
Total Liabilities	2,012,533	2,336,608
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,737,342 and 22,530,918 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	72,926	71,257
Retained earnings	69,007	139,805
Accumulated other comprehensive loss	(8,571)	(8,421)
Total stockholders' equity	133,362	202,641

Total liabilities and stockholders' equity	$2,145,895	$2,539,249

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Interest income	$294,982	$337,096	$380,297
Mark to finance receivables measured at fair value	(29,528)	–	–
Other income	5,707	8,704	9,478
Total revenues	271,161	345,800	389,775

Expenses:
Employee costs	80,198	80,877	79,318
General and administrative	31,981	33,004	31,037
Interest	101,338	110,528	101,466
Provision for credit losses	14,113	85,773	133,080
Sales	14,206	17,893	17,572
Occupancy	7,421	7,487	7,607
Depreciation and amortization	1,784	1,076	992
Total operating expenses	251,041	336,638	371,072
Income before income tax expense (benefit)	20,120	9,162	18,703
Income tax expense (benefit)	(1,557)	3,756	3,841
Net income	$21,677	$5,406	$14,862

Earnings per share:
Basic	$0.96	$0.24	$0.68
Diluted	0.90	0.22	0.59

Number of shares used in computing earnings per share:
Basic	22,611	22,416	21,989
Diluted	24,003	24,064	24,988

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$21,677	$5,406	$14,862
Other comprehensive income (loss); change in funded status of pension plan, net of $55, $330 and $173 in tax for 2020, 2019 and 2018, respectively	(150)	(867)	(372)
Comprehensive income	$21,527	$4,539	$14,490

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2018	21,489	$71,582	$119,537	$(7,182)	$183,937

Common stock issued upon exercise of options and warrants	2,315	483	–	–	483
Repurchase of common stock	(1,382)	(5,307)	–	–	(5,307)
Other comprehensive income (loss)	–	–	–	(372)	(372)
Stock-based compensation	–	3,515	–	–	3,515
Net income	–	–	14,862	–	14,862
Balance at December 31, 2018	22,422	$70,273	$134,399	$(7,554)	$197,118

Common stock issued upon exercise of options and warrants	488	352	–	–	352
Repurchase of common stock	(379)	(1,440)	–	–	(1,440)
Other comprehensive income (loss)	–	–	–	(867)	(867)
Stock-based compensation	–	2,072	–	–	2,072
Net income	–	–	5,406	–	5,406
Balance at December 31, 2019	22,531	$71,257	$139,805	$(8,421)	$202,641

Adoption of ASC 326	–	–	(92,475)	–	(92,475)
Balance at January 1, 2020	22,531	71,257	47,330	(8,421)	110,166

Common stock issued upon exercise of options and warrants	558	949	–	–	949
Repurchase of common stock	(352)	(1,215)	–	–	(1,215)
Other comprehensive income (loss)	–	–	–	(150)	(150)
Stock-based compensation	–	1,935	–	–	1,935
Net income	–	–	21,677	–	21,677
Balance at December 31, 2020	22,737	$72,926	$69,007	$(8,571)	$133,362

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$21,677	$5,406	$14,862
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	1,138	1,757	2,655
Net interest income accretion on fair value receivables	133,771	90,383	26,162
Depreciation and amortization	1,784	1,076	992
Amortization of deferred financing costs	8,102	8,281	8,453
Mark to fair value of finance receivables measured at fair value	29,528	(2,109)	–
Provision for credit losses	14,113	85,773	133,080
Stock-based compensation expense	1,935	2,072	3,515
Changes in assets and liabilities:
Accrued interest receivable	6,628	20,324	14,784
Other assets	2,713	7,464	(4,161)
Deferred tax assets, net	21,493	3,708	13,258
Accounts payable and accrued expenses	(4,115)	(7,351)	2,605
Net cash provided by operating activities	238,767	216,784	216,205
Cash flows from investing activities:
Payments received on finance receivables held for investment	332,296	481,289	605,353
Purchases of finance receivables measured at fair value	(739,734)	(1,004,194)	(914,949)
Payments on receivables portfolio at fair value	496,747	292,948	67,721
Change in repossessions held in inventory	3,746	1,354	757
Purchase of furniture and equipment	(24)	(751)	(1,077)
Net cash provided by (used in) investing activities	93,031	(229,354)	(242,195)
Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	714,543	1,000,501	855,828
Proceeds from issuance of subordinated renewable notes	6,750	5,764	3,175
Payments on subordinated renewable notes	(2,961)	(5,520)	(2,451)
Net advances (repayments) of warehouse lines of credit	(16,271)	(1,300)	23,809
Net advances (repayments) of residual interest financing debt	(14,424)	–	40,000
Repayment of securitization trust debt	(1,009,988)	(966,144)	(876,094)
Payment of financing costs	(5,861)	(8,921)	(8,039)
Purchase of common stock	(1,215)	(1,440)	(5,307)
Exercise of options and warrants	949	352	483
Net cash provided by (used in) financing activities	(328,478)	23,292	31,404
Increase in cash and cash equivalents	3,320	10,722	5,414
Cash and cash equivalents at beginning of year	140,832	130,110	124,696
Cash and cash equivalents at end of year	$144,152	$140,832	$130,110

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$93,571	$101,812	$92,405
Income taxes	(23,997)	(5,156)	417
Non-cash financing activities:
Right-of-use asset, net	–	(21,869)	–
Lease liability	–	23,327	–
Deferred office rent	–	(1,458)	–

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Ohio, Indiana, North Carolina, and Texas represented 13.5%, 11.1%, 5.4%, 5.3% and 5.1%, respectively, of contracts purchased during 2020 compared with 12.6%, 10.8%, 6.3%, 5.4% and 4.2% respectively in 2019. No other state had a concentration in excess of 5.1% in 2020. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2020, our unrestricted cash balance was $13.5 million, which exceeded the minimum amounts required by our financial covenants.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. For the period ended December 31, 2020, the Company considered the effect of the pandemic on the portfolio of finance receivables carried at fair value and recorded a mark down to that portfolio of $29.5 million.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses likely incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies the finance receivable portfolio into separately identified pools based on their period of origination, then uses historical performance of seasoned pools to estimate future losses on current pools. Historical loss experience is adjusted as necessary for current economic conditions. We consider our portfolio of finance receivables to be relatively homogenous and consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for current expected credit losses that can be reasonably estimated in our portfolio of finance receivable contracts. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, our level of provisioning and/or allowance may change.

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

Contract Acquisition Fees and Origination Costs

Upon purchase of a Contract from a Dealer, we generally either charge or advance the Dealer an acquisition fee. Dealer acquisition fees and deferred origination costs are applied to the recorded value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the Contract using the interest method. However, for receivables measured at fair value, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred.

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other Assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $3.8 million and $7.5 million at December 31, 2020 and 2019, respectively.

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

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Direct mail revenues	$3,312	$4,659	$5,829
Convenience fee revenue	1,490	2,440	1,700
Recoveries on previously charged-off contracts	111	158	248
Sales tax refunds	748	1,239	887
Other	46	208	814
Other income for the period	$5,707	$8,704	$9,478

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

Earnings Per Share

Earnings per share were calculated using the weighted average number of shares outstanding for the related period. The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$21,677	$5,406	$14,862
Denominator:
Denominator for basic earnings per share
- weighted average number of common shares outstanding during the year	22,611	22,416	21,989
Incremental common shares attributable to exercise of outstanding options and warrants	1,392	1,648	2,999
Denominator for diluted earnings per share	24,003	24,064	24,988
Basic earnings per share	$0.96	$0.24	$0.68
Diluted earnings per share	$0.90	$0.22	$0.59

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incremental shares of 13.6 million, 11.3 million and 10.3 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2020, 2019 and 2018, respectively, because the effect is anti-dilutive.

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

Stock Option Plan

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, that generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, restricted stock or other equity instruments, based on the grant date fair value of those awards. Compensation cost is recognized for awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2020 we were in compliance with all such financial covenants.

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

We have recorded a liability as of December 31, 2020, which represents our estimate of the immaterial aggregate probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred, over and above such losses as are probable, cannot be estimated with certainty.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification ("ASC")Topic 326, which changes the criteria under which credit losses on financial instruments (such as the Company’s finance receivables) are measured. ASC 326 introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which replaces the incurred loss impairment methodology previously used under U.S. GAAP with a methodology that records currently the expected lifetime credit losses on financial instruments. To establish such lifetime credit loss estimates, consideration of a broadened range of reasonable and supportable information to establish credit loss estimates is required. ASC 326 was initially scheduled to become effective for interim and annual reporting periods beginning after December 15, 2019, however on October 16, 2019, the FASB changed the effective date for smaller reporting companies to interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results for the year ended December 31, 2020 include the estimated potential effect on credit performance resulting from the pandemic. We recorded a $14.1 million charge to the provision for credit losses for the legacy portfolio accounted for under CECL and a $29.5 million mark down to the recorded value of the finance receivables measured at fair value.

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

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $130.7 million and $135.5 million as of December 31, 2020 and 2019, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $52.2 million and $54.8 million as of December 31, 2020 and 2019, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2020	2019
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$491,307	$895,566
Unearned acquisition fees, discounts and deferred origination costs, net	826	1,964
Finance receivables	$492,133	$897,530

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)
Delinquency Status
Current	$406,693	$698,870
31 - 60 days	56,572	107,951
61 - 90 days	22,660	57,395
91 + days	5,382	31,350
	$491,307	$895,566

Finance receivables totaling $5.4 million and $31.4 million at December 31, 2020 and 2019, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In consideration of the depth and breadth of the historical period, and the homogeneity of our portfolio, we generally do not adjust historical loss information for differences in risk characteristics such as credit or structural composition of segments of the portfolio or for changes in environmental conditions such as changes in unemployment rates, collateral values or other factors. Throughout our history we have observed how events such as extreme weather, political unrest, and other qualitative factors have influenced the performance of our portfolio. Consequently, we have considered how such qualitative factors may affect future credit losses and have incorporated our judgement of the effect of those factors into our estimates.

The following table presents the amortized cost basis of our finance receivables by annual vintage as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
	(In thousands)
Annual Vintage Pool
2012 and prior	$608	$2,432
2013	4,483	15,489
2014	23,115	61,290
2015	78,457	162,242
2016	163,677	292,360
2017	220,967	361,753
	$491,307	$895,566

At the adoption of CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

In consideration of the uncertainty associated with the pandemic, the Company made additional provisions for credit losses on finance receivables for the year ended December 31, 2020 in the amount of $14.1 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of year	$11,640	$67,376	$109,187
Impact of adopting ASC 326	127,000	n/a	n/a
Provision for credit losses on finance receivables	14,113	85,773	133,080
Charge-offs	(90,824)	(184,449)	(220,523)
Recoveries	18,861	42,940	45,632
Balance at end of year	$80,790	$11,640	$67,376

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2020	2019
	(In thousands)
Gross balance of repossessions in inventory	$15,589	$28,933
Allowance for losses on repossessed inventory	(11,790)	(21,389)
Net repossessed inventory included in other assets	$3,799	$7,544

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2020	2019
	(In thousands)
Furniture and fixtures	$1,648	$1,648
Computer and telephone equipment	4,672	6,803
Leasehold improvements	1,507	1,507
	7,827	9,958
Less: accumulated depreciation and amortization	(6,999)	(8,446)
	$828	$1,512

Depreciation expense totaled $1,784,000, $1,076,000, and $992,000 for the years ended December 31, 2020, 2019 and 2018, respectively. There were $2.2 million in equipment disposals during the year ended December 31, 2020.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

Series	Final Scheduled Payment Date (1)	Receivables Pledged at December 31, 2020 (2)	Initial Principal	Outstanding Principal at December 31, 2020	Outstanding Principal at December 31, 2019	Weighted Average Contractual Interest Rate at December 31, 2020
	(Dollars in thousands)
CPS 2014-C	December 2021	–	273,000	–	19,758	0.00%
CPS 2014-D	March 2022	–	267,500	–	23,755	0.00%
CPS 2015-A	June 2022	–	245,000	–	26,713	0.00%
CPS 2015-B	September 2022	17,737	250,000	17,984	36,338	6.01%
CPS 2015-C	December 2022	27,788	300,000	28,529	53,579	6.77%
CPS 2016-A	March 2023	35,042	329,460	37,158	71,599	7.24%
CPS 2016-B	June 2023	45,407	332,690	46,079	82,667	7.42%
CPS 2016-C	September 2023	47,358	318,500	47,325	83,696	7.53%
CPS 2016-D	April 2024	38,498	206,325	36,455	65,021	5.81%
CPS 2017-A	April 2024	42,972	206,320	40,619	71,450	5.82%
CPS 2017-B	December 2023	53,753	225,170	39,016	76,201	5.00%
CPS 2017-C	September 2024	56,048	224,825	47,553	80,315	4.82%
CPS 2017-D	June 2024	57,986	196,300	49,297	83,801	4.32%
CPS 2018-A	March 2025	62,902	190,000	53,549	91,258	4.11%
CPS 2018-B	December 2024	75,400	201,823	66,955	111,188	4.51%
CPS 2018-C	September 2025	87,223	230,275	77,345	130,064	4.62%
CPS 2018-D	June 2025	104,155	233,730	88,228	149,470	4.58%
CPS 2019-A	March 2026	131,575	254,400	114,373	186,900	4.38%
CPS 2019-B	June 2026	128,787	228,275	118,982	184,308	3.95%
CPS 2019-C	September 2026	150,637	243,513	142,080	216,650	3.26%
CPS 2019-D	December 2026	190,916	274,313	181,485	265,035	2.80%
CPS 2020-A	March 2027	187,537	260,000	184,944	–	2.80%
CPS 2020-B	June 2027	187,597	202,343	164,403	–	3.09%
CPS 2020-C	November 2027	243,367	252,200	231,961	–	1.67%
		$1,972,684	$5,945,962	$1,814,320	$2,109,766

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $818.4 million in 2021, $450.9 million in 2022, $350.7 million in 2023, $81.1 million in 2024, $83.7 million in 2025, and $18.7 million in 2026.

(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $10.6 million and $12.0 million as of December 31, 2020 and December 31, 2019, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2020.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2020, restricted cash under the various agreements totaled approximately $130.7 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Debt

The terms of our debt outstanding at December 31, 2020 and 2019 are summarized below:

			Amount Outstanding at
			December 31,	December 31,
			2020	2019
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	February 2021	$42,558	$40,558

	3.00% over one month Libor (Minimum 3.75%)	December 2022	45,689	96,225

	4.00% over a commercial paper rate (Minimum 5.00%)	December 2021	32,265	–

Residual interest financing	8.60%	January 2026	25,576	40,000

Subordinated renewable notes	Weighted average rate of 10.09% and 9.75% at December 31, 2020 and December 31, 2019, respectively	Weighted average maturity of January 2023 and April 2022 at December 31, 2020 and December 31, 2019, respectively	21,323	17,534

			$167,411	$194,317

Debt issuance costs of $1.5 million and $2.0 million as of December 31, 2020 and December 31, 2019, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit and residual interest financing on our Consolidated Balance Sheets.

On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 83.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 3.00% per annum, with a minimum rate of 3.75% per annum. In December 2020, this facility was amended to extend the revolving period to December 2022 and to include an amortization period through December 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2020 there was $45.7 million outstanding under this facility.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 17, 2015, we entered into an additional $100 million one-year warehouse credit line with Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 5.50% per annum, with a minimum rate of 6.50% per annum. In February 2019, this facility was amended to extend the revolving period to February 2021 followed by an amortization period through February 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2020 there was $42.6 million outstanding under this facility. In February 2021, we repaid this facility in full at its maturity date.

On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.00% per annum, with a minimum rate of 5.00% per annum. In December 2019, this facility was amended to extend the revolving period to December 2021 followed by an amortization period through December 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2020 there was $32.3 million outstanding under this facility.

The total outstanding debt on our three warehouse lines of credit was $120.6 million as of December 31, 2020, compared to $136.8 million outstanding as of December 31, 2019.

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

The agreed valuation of the collateral for the 2018-1 Notes is the sum of the amounts on deposit in the underlying spread accounts for each related securitization and the over-collateralization of each related securitization, which is the difference between the outstanding principal balances of the related receivables less the principal balance of the outstanding notes issued in the related securitization. With respect to the securitizations conducted by CPS in 2017, only 80% of such amounts are included in the collateral. On each monthly payment date, the 2018-1 Notes are entitled to interest at the coupon rate and, if necessary, a principal payment necessary to maintain a specified minimum collateral ratio. At December 31, 2020 there was $25.6 million outstanding under this facility.

Unamortized debt issuance costs of $150,000 have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Consolidated Balance Sheets.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the contractual and expected maturity amounts of long term debt as of December 31, 2020:

Subordinated
Contractual maturity	renewable
date	notes
(In thousands)
2021	$9,506
2022	3,350
2023	3,331
2024	1,162
2025	2,322
Thereafter	1,652
Total	$21,323

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

Stock Purchases

For the year ending December 31, 2020, we purchased 351,926 shares of our common stock at an average price of $3.45. In October 2017 our board of directors authorized the repurchase of up to $10 million of our common stock. There is approximately $5.1 million of board authorization remaining under such plans, which have no expiration date. The table below describes the purchase of our common stock for the twelve-month periods ended December 31, 2020 and 2019:

	Twelve Months Ended
	December 31, 2020		December 31, 2019
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	105,017	$3.60	335,546	$3.95
Shares redeemed upon net exercise of stock options	46,909	2.86	18,424	3.76
Other	200,000	3.51	24,500	4.20
Total stock purchases	351,926	$3.45	378,470	$3.97

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $1.33, $1.11 and $1.06, respectively. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 72% to 80% for 2020, 37% to 39% for 2019, and 31% to 34% for 2018. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2020	2019	2018
Expected life (years)	4.01	4.02	3.99
Risk-free interest rate	0.25%	1.53%	2.74%
Volatility	73%	37%	34%
Expected dividend yield	–	–	–

For the years ended December 31, 2020, 2019 and 2018, we recorded stock-based compensation costs in the amount of $1.9 million, $2.1 million and $3.5 million, respectively. As of December 31, 2020, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $3.2 million. This amount will be recognized as expense over a weighted-average period of 2.2 years.

At December 31, 2020 and 2019, options outstanding had intrinsic values of $11.9 million and $4.8 million, respectively. At December 31, 2020 and 2019, options exercisable had intrinsic values of $8.2 million and $4.8 million, respectively. The total intrinsic value of options exercised was $1.0 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. New shares were issued for all options exercised during the year ended December 2020 and cash of $949,000 was received. At December 31, 2020, there were a total of 270,000 additional shares available for grant under the 2006 Plan.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2020 for stock options under the 2006 and 1997 plans is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	15,348	$4.59	N/A
Granted	1,600	2.47	N/A
Exercised	(558)	1.70	N/A
Forfeited/Expired	(413)	5.13	N/A
Options outstanding at the end of period	15,977	$4.46	2.85 years

Options exercisable at the end of period	12,597	$4.81	2.15 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended December 31, 2020 and 2019:

	Number of shares as of December 31, 2020		Number of shares as of December 31, 2019
Range of exercise prices:	Outstanding	Exercisable	Outstanding	Exercisable
	(In thousands)		(In thousands)
$0.95 - $1.99	1,904	1,904	2,436	2,436
$2.00 - $2.99	1,570	180	–	–
$3.00 - $3.99	4,973	3,306	5,145	2,158
$4.00 - $4.99	1,540	1,217	1,547	903
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	4,770	4,770	4,955	4,955
$7.00 - $7.99	1,220	1,220	1,265	1,265
Total shares	15,977	12,597	15,348	11,717

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2020, 2019 and 2018.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Interest on finance receivables	$126,043	$211,138	$334,634
Interest on finance receivables at fair value	168,266	123,059	43,863
Mark to finance receivables measured at fair value	(29,528)	–	–
Other interest income	673	2,899	1,800
Interest income	$265,454	$337,096	$380,297

The following table presents the components of interest expense:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Securitization trust debt	$88,031	$96,870	$89,926
Warehouse lines of credit	7,678	8,402	7,752
Residual interest financing	3,454	3,822	2,343
Subordinated renewable notes	2,175	1,434	1,445
Interest expense	$101,338	$110,528	$101,466

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current federal tax expense	$(23,576)	$(574)	$(7,526)
Current state tax expense	472	105	(2,064)
Deferred federal tax expense	18,937	2,759	9,074
Deferred state tax expense	2,610	1,466	4,357
Income tax expense	$(1,557)	$3,756	$3,841

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2020, 2019 and 2018 differs from the amount determined by applying the statutory federal rate to income before income taxes as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Expense at federal tax rate	$4,225	$1,924	$3,928
State taxes, net of federal income tax effect	1,505	1,027	1,718
Stock-based compensation	35	169	238
Non-deductible expenses	974	856	824
Net operating loss carryback	(9,435)	–	–
Effect of change in tax rate	–	–	–
Accounting method change	–	–	(2,100)
Other	1,139	(220)	(767)
income tax expense	$(1,557)	$3,756	$3,841

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was adopted, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has such NOLs reflected on its balance sheet as a portion of deferred tax assets. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million, which is reflected in income taxes for the year ended December 31, 2020.

For the year ended December 31, 2018, we recorded income tax expense of $3.8 million which include a $2.1 million net tax benefit related to certain tax planning strategies and other adjustments. Without the benefit, income tax expense for 2018 would have been $5.9 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred Tax Assets:
Finance receivables	$10,930	$–
Accrued liabilities	541	307
NOL carryforwards	7,470	17,240
Built in losses	3,312	4,008
Pension accrual	1,745	1,927
Stock compensation	4,463	4,385
Lease liability	3,843	5,232
Other	46	164
Total deferred tax assets	32,350	33,263

Deferred Tax Liabilities:
Finance receivables	$–	$(12,180)
Deferred loan costs	(205)	(542)
Lease right-of-use assets	(3,517)	(4,855)
Furniture and equipment	(116)	(206)
Total deferred tax liabilities	(3,838)	(17,783)

Net deferred tax asset	$28,512	$15,480

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $28.5 million as of December 31, 2020 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $28.5 million consists of approximately $17.0 million of net U.S. federal deferred tax assets and $11.5 million of net state deferred tax assets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, we had net operating loss carryforwards for state income tax purposes of $86.8 million. These state net operating losses begin to expire in 2024.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2020, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2017.

(10) Commitments and Contingencies

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

We determine if a contract contains a lease at contract inception. Right-of-use assets and liabilities are recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the Company’s incremental borrowing rate. Right-of-use assets are included in other assets and lease liabilities are included in accounts payable and accrued expenses in our Condensed Consolidated Balance Sheet at December 31, 2020.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	December 31,	December 31,
	2020	2019
	(In thousands)

Operating Leases
Operating lease right-of-use assets	$23,735	$23,735
Less: Accumulated amortization right-of-use assets	(12,792)	(6,600)
Operating lease right-of-use assets, net	$10,943	$17,135

Operating lease liabilities	$(12,096)	$(18,527)

Finance Leases
Property and equipment, at cost	$3,407	$876
Less: Accumulated depreciation	(1,226)	(150)
Property and equipment, net	$2,181	$726

Finance lease liabilities	$(2,243)	$(718)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.4%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2021	$7,458	$1,229
2022	6,066	1,050
2023	1,397	84
2024	419	26
2025	282	10
Total undiscounted lease payments	15,622	2,399
Less amounts representing interest	(3,526)	(156)
Lease Liability	$12,096	$2,243

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the leases expense included in Occupancy, General and administrative on our Condensed Consolidated Statement of Operations:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Operating lease cost	$7,523	$7,521	$7,124
Finance lease cost	1,179	160	–
Total lease cost	$8,702	$7,681	$7,124

The following table presents the supplemental cash flow information related to leases:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,762	$7,584	$6,809
Operating cash flows from finance leases	1,007	133	37
Financing cash flows from finance leases	172	27	9

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2020, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2020 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2020 does not exceed $3 million.

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

(11) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to the maximum allowed under the law. We may, at our discretion, match 100% of employees’ contributions up to $2,000 per employee per calendar year. Our matching contributions to the 401(k) Plan were $1.4 million, $1.6 million, and $1.5 respectively, for the years ended December 31, 2020, 2019 and 2018.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$22,997	$20,085
Service cost	–	–
Interest cost	693	808
Assumption changes	2,418	3,047
Actuarial (gain) loss	(89)	141
Settlements	–	–
Benefits paid	(1,341)	(1,084)
Projected benefit obligation, end of year	$24,678	$22,997

Change in Plan Assets
Fair value of plan assets, beginning of year	$15,910	$14,368
Return on assets	2,775	3,017
Employer contribution	1,161	–
Expenses	(340)	(391)
Settlements	–	–
Benefits paid	(1,341)	(1,084)
Fair value of plan assets, end of year	$18,165	$15,910

Funded Status at end of year	$(6,513)	$(7,087)

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2020 and 2019 were as follows:

	December, 31
	2020	2019
Weighted average assumptions used to determine benefit obligations
Discount rate	2.28%	3.07%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.07%	4.11%
Expected return on plan assets	7.25%	7.25%

Our overall expected long-term rate of return on assets is 7.25% per annum as of December 31, 2020. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2020	2019	2018
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$–	$–	$–
Other liabilities	(6,513)	(7,087)	(5,717)
Net amount recognized	$(6,513)	$(7,087)	$(5,717)

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$13,297	$13,092	$11,896
Unrecognized transition asset	–	–	–
Net amount recognized	$13,297	$13,092	$11,896

Components of net periodic benefit cost
Interest cost	$693	$808	$775
Expected return on assets	(1,150)	(1,012)	(1,163)
Amortization of transition asset	–	–	–
Amortization of net loss	839	376	443
Net periodic benefit cost	382	172	55
Settlement (gain)/loss	–	–	–
Total	$382	$172	$55

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$205	$1,197	$545
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$205	$1,197	$545

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 is $148,000.

The weighted average asset allocation of our pension benefits at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	82%	82%
Debt securities	18%	18%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2021	$896
2022	933
2023	957
2024	983
2025	1,026
Years 2026 - 2029	5,678

Anticipated Contributions in 2021	$522

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at December 31, 2020 and 2019, by asset category, is as follows:

	December 31, 2020
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$3,811	$–	$–	$3,811
Large Cap Value	–	2,523	–	2,523
Mid Cap Index	–	757	–	757
Small Cap Growth	–	765	–	765
Small Cap Value	–	785	–	785
Large Cap Blend	–	691	–	691
Growth	–	2,342	–	2,342
International Growth	–	3,003	–	3,003
Core Bond	–	1,809	–	1,809
High Yield	–	381	–	381
Inflation Protected Bond	–	485	–	485
Money Market	–	813	–	813
Total	$3,811	$14,354	$–	$18,165

	December 31, 2019
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$2,950	$–	$–	$2,950
Large Cap Value	–	2,370	–	2,370
Mid Cap Index	–	658	–	658
Small Cap Growth	–	655	–	655
Small Cap Value	–	674	–	674
Large Cap Blend	–	683	–	683
Growth	–	2,342	–	2,342
International Growth	–	2,667	–	2,667
Core Bond	–	1,909	–	1,909
High Yield	–	386	–	386
Inflation Protected Bond	–	509	–	509
Money Market	–	107	–	107
Total	$2,950	$12,960	$–	$15,910

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.

(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.

(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Fair Value Measurements

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

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Twelve Months Ended
	December 31,

	2020	2019
	(In thousands)
Balance at beginning of period	$1,444,038	$821,066
Finance receivables at fair value acquired during period	739,734	1,004,194
Payments received on finance receivables at fair value	(496,747)	(292,948)
Net interest income accretion on fair value receivables	(133,771)	(90,383)
Mark to fair value	(29,528)	2,109
Balance at end of period	$1,523,726	$1,444,038

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	December 31, 2020		December 31, 2019
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$1,668,076	$1,523,726	$1,492,803	$1,444,038

The following table provides certain qualitative information about our level 3 fair value measurements:

Schedule of level 3 fair value measurements
Financial Instrument	Fair Values as of			Inputs as of
	December 31,			December 31,
	2020	2019	Unobservable Inputs	2020	2019
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,523,726	$1,444,038	Discount rate	10.4% - 11.1%	8.9% - 11.1%
			Cumulative net losses	15.3% - 18.4%	15.0% - 16.1%

The following table summarizes the delinquency status using the contractual balance of these finance receivables measured at fair value as of December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
	(In thousands)
Delinquency Status
Current	$1,505,486	$1,344,883
31 - 60 days	96,296	81,262
61 - 90 days	36,436	34,280
91 + days	9,607	15,167
Repo	20,251	17,211
	$1,668,076	$1,492,803

Repossessed vehicle inventory, which is included in Other assets on our consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2020, the finance receivables related to the repossessed vehicles in inventory totaled $15.6 million . We have applied a valuation adjustment, or loss allowance, of $11.8 million, which is based on a recovery rate of approximately 24%, resulting in an estimated fair value and carrying amount of $3.8 million. The fair value and carrying amount of the repossessed inventory at December 31, 2019 was $7.5 million after applying a valuation adjustment of $21.4 million .

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2020 and 2019. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at December 31, 2020 and 2019, were as follows:

	As of December 31, 2020
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,466	$13,466	$–	$–	$13,466
Restricted cash and equivalents	130,686	130,686	–	–	130,686
Finance receivables, net	411,343	–	–	429,972	429,972
Accrued interest receivable	5,017	–	–	5,017	5,017
Liabilities:
Warehouse lines of credit	$118,999	$–	$–	$118,999	$118,999
Accrued interest payable	4,919	–	–	4,919	4,919
Securitization trust debt	1,803,673	–	–	1,862,630	1,862,630
Subordinated renewable notes	21,323	–	–	21,323	21,323

	As of December 31, 2019
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,295	$5,295	$–	$–	$5,295
Restricted cash and equivalents	135,537	135,537	–	–	135,537
Finance receivables, net	885,890	–	–	841,160	841,160
Accrued interest receivable	11,645	–	–	11,645	11,645
Liabilities:
Warehouse lines of credit	$134,791	$–	$–	$134,791	$134,791
Accrued interest payable	5,254	–	–	5,254	5,254
Securitization trust debt	2,097,728	–	–	2,116,520	2,116,520
Subordinated renewable notes	17,534	–	–	17,534	17,534

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events

On January 27, 2021 we executed our first securitization of 2021. In the transaction, qualified institutional buyers purchased $230.5 million of asset-backed notes secured by $245.0 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2021-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 1.11%.

The 2021-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 5.90%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 9.30% of the original receivable pool balance, or 32.05% of the then outstanding pool balance. The transaction utilizes a pre-funding structure, in which CPS sold approximately $184.4 million of receivables at inception approximately $60.6 million of additional receivables in February 2021. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

