Form 10-Q
period 2021-03-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2021-05-11
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
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

As of May 3, 2021 the registrant had 22,668,520 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6.	Exhibits	43
	Signatures	44

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$9,197	$13,466
Restricted cash and equivalents	159,404	130,686
Finance receivables measured at fair value	1,533,723	1,523,726

Finance receivables	411,109	492,133
Less: Allowance for finance credit losses	(73,497)	(80,790)
Finance receivables, net	337,612	411,343

Furniture and equipment, net	826	828
Deferred tax assets, net	27,503	28,512
Accrued interest receivable	3,744	5,017
Other assets	23,798	32,317
Total Assets	$2,095,807	$2,145,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$50,370	$43,112
Warehouse lines of credit	71,097	118,999
Residual interest financing	20,540	25,426
Securitization trust debt	1,791,583	1,803,673
Subordinated renewable notes	23,740	21,323
Total Liabilities	1,957,330	2,012,533
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,656,229 and 22,737,342 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	72,877	72,926
Retained earnings	74,171	69,007
Accumulated other comprehensive loss	(8,571)	(8,571)
Total stockholders' equity	138,477	133,362

Total liabilities and stockholders' equity	$2,095,807	$2,145,895

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Interest income	$66,093	$79,136
Mark to finance receivables measured at fair value	(4,417)	(10,350)
Other income	1,436	1,981
Total revenues	63,112	70,767

Expenses:
Employee costs	20,159	21,842
General and administrative	7,748	8,669
Interest	20,946	26,991
Provision for credit losses	–	3,613
Sales	3,986	4,430
Occupancy	1,901	1,691
Depreciation and amortization	428	419
Total operating expenses	55,168	67,655
Income before income tax expense (benefit)	7,944	3,112
Income tax expense (benefit)	2,780	(7,680)
Net income	$5,164	$10,792

Earnings per share:
Basic	$0.23	$0.48
Diluted	0.21	0.45

Number of shares used in computing earnings per share:
Basic	22,741	22,539
Diluted	24,967	23,879

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income	$5,164	$10,792

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$5,164	$10,792

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$5,164	$10,792
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	251	339
Net interest income accretion on fair value receivables	35,025	29,715
Depreciation and amortization	428	419
Amortization of deferred financing costs	1,873	2,097
Mark to fair value of finance receivables measured at fair value	4,417	10,350
Provision for credit losses	–	3,613
Stock-based compensation expense	408	487
Changes in assets and liabilities:
Accrued interest receivable	1,273	2,850
Deferred tax assets, net	1,009	(8,364)
Other assets	8,244	1,901
Accounts payable and accrued expenses	7,258	9,855
Net cash provided by operating activities	65,350	64,054

Cash flows from investing activities:
Payments received on finance receivables held for investment	73,480	94,535
Purchases of finance receivables measured at fair value	(205,459)	(265,282)
Payments received on finance receivables at fair value	156,020	109,558
Change in repossessions held in inventory	275	382
Purchase of furniture and equipment	(426)	(295)
Net cash provided by (used in) investing activities	23,890	(61,102)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	230,545	260,000
Proceeds from issuance of subordinated renewable notes	2,750	1,114
Payments on subordinated renewable notes	(333)	(326)
Net advances (repayments) of warehouse lines of credit	(48,256)	6,837
Repayment of residual interest financing debt	(4,979)	(1,658)
Repayment of securitization trust debt	(242,489)	(266,056)
Payment of financing costs	(1,572)	(1,674)
Purchase of common stock	(755)	–
Exercise of options and warrants	298	48
Net cash used in financing activities	(64,791)	(1,715)
Increase in cash and cash equivalents	24,449	1,237
Cash and restricted cash at beginning of period	144,152	140,832
Cash and restricted cash at end of period	$168,601	$142,069

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$19,252	$24,739
Income taxes	$(123)	$(410)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Common Stock (Shares Outstanding)
Balance, beginning of period	22,737	22,531
Common stock issued upon exercise of options and warrants	98	28
Repurchase of common stock	(179)	–
Balance, end of period	22,656	22,559

Common Stock
Balance, beginning of period	$72,926	$71,257
Common stock issued upon exercise of options and warrants	298	48
Repurchase of common stock	(755)	–
Stock-based compensation	408	487
Balance, end of period	$72,877	$71,792

Retained Earnings
Balance, beginning of period	$69,007	$139,805
Cumulative change in accounting principle (Note 2)	–	(92,469)
Balance, beginning of period (as adjusted for change in accounting principle)	$69,007	$47,336
Net income	5,164	10,792
Balance, end of period	$74,171	$58,128

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(8,571)	$(8,421)
Pension benefit obligation	–	–
Balance, end of period	$(8,571)	$(8,421)

Total Shareholders' Equity	$138,477	$121,499

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. Results for the first quarter include a $4.4 million mark down to the carrying value of the portion of the receivables portfolio accounted for at fair value. The mark down is an estimate based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses. The mark down is reflected as a reduction in revenue for the quarter.

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

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Direct mail revenues	$979	$1,183
Convenience fee revenue	240	530
Recoveries on previously charged-off contracts	15	25
Sales tax refunds	171	202
Other	31	41
Other income for the period	$1,436	$1,981

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	March 31,	December 31,
	2021	2020
	(In thousands)

Operating Leases
Operating lease right-of-use assets	$23,840	$23,735
Less: Accumulated amortization right-of-use assets	(14,257)	(12,792)
Operating lease right-of-use assets, net	$9,583	$10,943
	$
Operating lease liabilities	$(10,643)	$(12,096)
	$
Finance Leases	$
Property and equipment, at cost	$3,407	$3,407
Less: Accumulated depreciation	(1,507)	(1,226)
Property and equipment, net	$1,900	$2,181
	$
Finance lease liabilities	$(1,969)	$(2,243)
	$
Weighted Average Discount Rate	$
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:	$
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2021 (excluding the three months ended March 31, 2021)	$5,549	$921
2022	6,089	1,051
2023	1,421	84
2024	443	26
2025	305	9
Thereafter	2	–
Total undiscounted lease payments	13,809	2,091
Less amounts representing interest	(3,166)	(122)
Lease Liability	$10,643	$1,969

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Operating lease cost	$1,837	$1,885
Finance lease cost	308	278
Total lease cost	$2,145	$2,163

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$1,930	$1,926
Operating cash flows from finance leases	274	231
Financing cash flows from finance leases	35	46

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2021 and 2020, we recorded stock-based compensation costs in the amount of $408,000 and $487,000, respectively. As of March 31, 2021, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.8 million. This amount will be recognized as expense over a weighted-average period of 2.0 years.

The following represents stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual
	(in thousands)	Price	Term
Options outstanding at the beginning of period	15,977	$4.46	N/A
Granted	–	–	N/A
Exercised	(98)	3.05	N/A
Forfeited	(45)	3.65	N/A
Options outstanding at the end of period	15,834	$4.47	2.58 years

Options exercisable at the end of period	12,499	$4.82	1.87 years

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the price distribution of stock options outstanding and exercisable for the years ended March 31, 2021 and December 31, 2020:

	Number of shares as of		Number of shares as of
	March 31, 2021		December 31, 2020
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$0.95 - $1.99	1,878	1,878	1,904	1,904
$2.00 - $2.99	1,570	180	1,570	180
$3.00 - $3.99	4,863	3,234	4,973	3,306
$4.00 - $4.99	1,533	1,217	1,540	1,217
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	4,770	4,770	4,770	4,770
$7.00 - $7.99	1,220	1,220	1,220	1,220
Total shares	15,834	12,499	15,977	12,597

At March 31, 2021 the aggregate intrinsic value of options outstanding and exercisable was $10.0 million and $7.0 million, respectively. There were 98,000 options exercised for the three months ended March 31, 2021 compared to 28,000 for the comparable period in 2020. The total intrinsic value of options exercised was $122,000 and $51,000 for the three-month periods ended March 31, 2021 and 2020. There were 315,000 shares available for future stock option grants under existing plans as of March 31, 2021.

Purchases of Company Stock

The table below describes the purchase of our common stock for the three-month ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	138,004	$4.18	–	$–
Shares redeemed upon net exercise of stock options	40,727	4.36	–	–
Total stock purchases	178,731	$4.22	–	$–

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2021, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2021	2020
Finance receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$410,623	$491,307
Unearned acquisition fees and originations costs	486	826
Finance receivables	$411,109	$492,133

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In thousands)
Delinquency Status
Current	$360,369	$406,693
31 - 60 days	35,533	56,572
61 - 90 days	11,683	22,660
91 + days	3,038	5,382
	$410,623	$491,307

Finance receivables totaling $3.0 million and $5.4 million at March 31, 2021 and December 31, 2020, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost basis of our finance receivables by annual vintage as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
	(In thousands)
Annual Vintage Pool
2012 and prior	$427	$608
2013	3,102	4,483
2014	17,169	23,115
2015	62,428	78,457
2016	136,699	163,677
2017	190,798	220,967
	$410,623	$491,307

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$80,790	$11,640
Early adoption of CECL	–	127,000
Provision for credit losses on finance receivables	–	3,613
Charge-offs	(12,122)	(34,214)
Recoveries	4,829	6,034
Balance at end of period	$73,497	$114,073

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

	March 31,	December 31,
	2021	2020
	(In thousands)
Gross balance of repossessions in inventory	$10,340	$15,589
Allowance for losses on repossessed inventory	(6,816)	(11,790)
Net repossessed inventory included in other assets	$3,524	$3,799

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

Series	Final Scheduled Payment Date (1)	Receivables Pledged at March 31, 2021 (2)	Initial Principal	Outstanding Principal at March 31, 2021	Outstanding Principal at December 31, 2020	Weighted Average Contractual Interest Rate at March 31, 2021
	(Dollars in thousands)
CPS 2015-B	September 2022	$–	$250,000	$–	$17,984	–
CPS 2015-C	December 2022	21,749	300,000	23,929	28,529	6.87%
CPS 2016-A	March 2023	28,459	329,460	30,958	37,158	7.65%
CPS 2016-B	June 2023	37,418	332,690	38,724	46,079	7.58%
CPS 2016-C	September 2023	39,455	318,500	40,046	47,325	7.82%
CPS 2016-D	April 2024	32,599	206,325	30,753	36,455	6.05%
CPS 2017-A	April 2024	36,408	206,320	34,412	40,619	6.04%
CPS 2017-B	December 2023	46,080	225,170	31,951	39,016	5.23%
CPS 2017-C	September 2024	48,489	224,825	41,953	47,553	4.95%
CPS 2017-D	June 2024	50,010	196,300	43,273	49,297	4.48%
CPS 2018-A	March 2025	54,744	190,000	47,230	53,549	4.25%
CPS 2018-B	December 2024	65,851	201,823	58,112	66,955	4.65%
CPS 2018-C	September 2025	76,364	230,275	68,625	77,345	4.74%
CPS 2018-D	June 2025	91,484	233,730	78,446	88,228	4.68%
CPS 2019-A	March 2026	115,227	254,400	99,017	114,373	4.50%
CPS 2019-B	June 2026	113,420	228,275	105,045	118,982	4.06%
CPS 2019-C	September 2026	133,374	243,513	125,430	142,080	3.35%
CPS 2019-D	December 2026	168,358	274,313	160,999	181,485	2.88%
CPS 2020-A	March 2027	165,519	260,000	163,649	184,944	2.89%
CPS 2020-B	June 2027	168,416	202,343	147,587	164,403	3.31%
CPS 2020-C	November 2027	223,358	252,200	214,018	231,961	1.75%
CPS 2021-A	March 2028	232,317	230,545	218,218	–	0.77%
		$1,949,099	$5,391,007	$1,802,375	$1,814,320

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $642.9 million in 2021, $498.5 million in 2022, $411.9 million in 2023, $100.4 million in 2024, $102.2 million in 2025, $33.7 million in 2026, and $2.0 million in 2027.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $10.8 million and $10.6 million as of March 31, 2021 and December 31, 2020, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of March 31, 2021, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2021, restricted cash under the various agreements totaled approximately $159.4 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

On April 28, 2021 we completed our second securitization transaction of 2021. In the transaction, qualified institutional buyers purchased $240.0 million of asset-backed notes secured by $240.0 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2021-B, consist of five classes. Ratings of the notes were provided by Moody’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 1.65%.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2021 and December 31, 2020 are summarized below:

			Amount Outstanding at
			March	December 31,
			2021	2020
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	N/A	$–	$42,558

	3.00% over one month Libor (Minimum 3.75%)	December 2022	44,956	45,689

	4.00% over a commercial paper rate (Minimum 5.00%)	December 2021	27,300	32,265

Residual interest financing	8.60%	January 2026	20,597	25,576

Subordinated renewable notes	Weighted average rate of 9.92% and 10.09% at March 31, 2021 and December 31, 2020, respectively	Weighted average maturity of March 2023 and January 2023 at March 31, 2021 and December 31, 2020, respectively	23,740	21,323
			$116,593	$167,411

As of December 31, 2020 we had short-term funding capacity of $300 million, comprising three credit facilities. We repaid the outstanding balance for the facility first established in April 2015 at its maturity date in February 2021 and elected not to renew it. As of March 31, 2021, our short-term funding capacity is $200 million, comprising two credit facilities.

Unamortized debt issuance costs of $57,000 and $150,000 as of March 31, 2021 and December 31, 2020, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.2 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Interest on finance receivables	$22,099	$37,807
Interest on finance receivables at fair value	43,988	40,806
Mark to finance receivables measured at fair value	(4,417)	(10,350)
Other interest income	6	523
Interest income	$61,676	$68,786

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Securitization trust debt	$18,453	$23,798
Warehouse lines of credit	1,314	1,763
Residual interest financing	566	938
Subordinated renewable notes	613	492
Interest expense	$20,946	$26,991

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2021 and 2020 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,741	22,539

Incremental common shares attributable to exercise of outstanding options and warrants	2,226	1,340

Weighted average number of common shares used to compute diluted earnings per share	24,967	23,879

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-months ended March 31, 2021 and 2020 would have included an additional 7.5 million and 12.9 million shares, respectively, attributable to the exercise of outstanding options and warrants.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was adopted, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has such NOLs reflected on its balance sheet as a portion of deferred tax assets. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million, which is reflected in income taxes for the three-month period ending March 31, 2020.

As of March 31, 2021, and December 31, 2020, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $27.5 million as of March 31, 2021 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $27.5 million consists of approximately $16.2 million of net U.S. federal deferred tax assets and $11.3 million of net state deferred tax assets.

Income tax expense was $2.8 million for the three months ended March 31, 2021, representing an effective income tax rate of 35%. Income tax benefit was $7.7 million for the three months ended March 31, 2020, which includes net tax benefits of $8.8 million. Excluding the tax benefit, income tax expense would have been $1.1 million, representing an effective income tax rate of 36%.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2020, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of March 31, 2021 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of March 31, 2021 does not exceed $3 million.

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

For the period ended March 31, 2021, the Company evaluated of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and recorded a mark down to that portfolio of $4.4 million.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$1,523,726	$1,444,038
Finance receivables at fair value acquired during period	205,459	265,282
Payments received on finance receivables at fair value	(156,020)	(109,558)
Net interest income accretion on fair value receivables	(35,025)	(29,715)
Mark to fair value	(4,417)	(10,350)
Balance at end of period	$1,533,723	$1,559,697

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	March 31, 2021		December 31, 2020
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$1,698,110	$1,533,723	$1,668,076	$1,523,726

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	March 31,	December 31,		March 31,	December 31,
	2021	2020	Unobservable Inputs	2021	2020
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,533,723	$1,523,726	Discount rate	11.0% - 11.3%	10.4% - 11.1%
			Cumulative net losses	15.4% - 18.4%	15.3% - 18.4%

The following table summarizes the delinquency status of these finance receivables measured at fair value as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In thousands)
Delinquency Status
Current	$1,594,070	$1,505,486
31 - 60 days	58,534	96,296
61 - 90 days	20,114	36,436
91 + days	5,378	9,607
Repo	20,014	20,251
	$1,698,110	$1,668,076

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2021 the finance receivables related to the repossessed vehicles in inventory totaled $10.3 million. We have applied a valuation adjustment, or loss allowance, of $6.8 million, which is based on a recovery rate of approximately 34%, resulting in an estimated fair value and carrying amount of $3.5 million. The fair value and carrying amount of the repossessed inventory at December 31, 2020 was $3.8 million after applying a valuation adjustment of $11.8 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended March 31, 2021 and 2020.

The estimated fair values of financial assets and liabilities at March 31, 2021 and December 31, 2020, were as follows:

	As of March 31, 2021
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,197	$9,197	$–	$–	$9,197
Restricted cash and equivalents	159,404	159,404	–	–	159,404
Finance receivables, net	337,612	–	–	348,892	348,892
Accrued interest receivable	3,744	–	–	3,744	3,744
Liabilities:
Warehouse lines of credit	$71,097	$–	$–	$71,097	$71,097
Accrued interest payable	4,740	–	–	4,740	4,740
Securitization trust debt	1,791,583	–	–	1,813,370	1,813,370
Subordinated renewable notes	23,740	–	–	23,740	23,740

	As of December 31, 2020
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,466	$13,466	$–	$–	$13,466
Restricted cash and equivalents	130,686	130,686	–	–	130,686
Finance receivables, net	411,343	–	–	429,972	429,972
Accrued interest receivable	5,017	–	–	5,017	5,017
Liabilities:
Warehouse lines of credit	$118,999	$–	$–	$118,999	$118,999
Accrued interest payable	4,919	–	–	4,919	4,919
Securitization trust debt	1,803,673	–	–	1,862,630	1,862,630
Subordinated renewable notes	21,323	–	–	21,323	21,323

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2021, we have originated a total of approximately $17.2 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
Three months ended March 31, 2021	205,482	2,119,073

Since April 2020, due to the onset of the pandemic, we have seen a decrease in the monthly volumes of our contract purchases when compared to the first quarter of 2020.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically (i) recognize interest and fee income on the contracts, and (ii) recognize interest expense on the securities issued in the transaction. For automobile contracts acquired after 2017 we take account of estimated credit losses in our computation of a level yield used to determine recognition of interest on the contracts. For contracts acquired before 2018, we adopted CECL on January 1, 2020 and we may, as circumstances warrant, record as expense provisions for credit losses, as we did during the year ended December 31, 2020 because of the uncertainty related to the pandemic.

Since 1994 we have conducted 88 term securitizations of automobile contracts that we originated. As of March 31, 2021, 21 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015 and 2020, we closed only three term securitization transactions in each calendar year rather than four.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2015	3	$795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
Three months ended March 31, 2021	1	245,000

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. We previously had short-term funding capacity of $300 million, comprising three credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in December 2020, extending the revolving period to December 2022, with an optional amortization period through December 2023. In November 2015, we entered into another $100 million facility. This facility was renewed in November 2017 and again in December 2019, extending the revolving period to December 2021, followed by an amortization period to December 2023. In April 2015, we entered into a $100 million facility that was renewed in April 2017 and again in February 2019. We repaid the outstanding balance for this facility at its maturity date in February 2021 and elected not to renew it. We currently have short-term funding capacity of $200 million.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2021, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2021 with the three months ended March 31, 2020

Revenues.  During the three months ended March 31, 2021, our revenues were $63.1 million, a decrease of $7.7 million, or 10.8%, from the prior year revenue of $70.8 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended March 31, 2021 decreased $13.0 million, or 16.5%, to $66.1 million from $79.1 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our legacy portfolio of finance receivables originated prior to January 2018, the average balance of which decreased by 46.6% from the prior period. The decrease in interest from that legacy portion of our portfolio was partially offset by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of the two components of our loan portfolio for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$451,425	$22,105	19.6%	$845,727	$38,330	18.1%
Finance receivables measured at fair value	1,687,232	43,988	10.4%	1,580,468	40,806	10.3%
Total	$2,138,657	$66,093	12.4%	$2,426,195	$79,136	13.0%

Revenues for the three months ended March 31, 2021 and 2020 are net of mark downs of $4.4 million and $10.4 million, respectively, to the recorded value of the finance receivables measured at fair value. The mark downs are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic.

In the three months ended March 31, 2021, other income of $1.4 million decreased by $545,000, or 27.5% compared to the prior year. The three-month period ended March 31, 2021 includes a decrease of $204,000 in revenues associated with direct mail and other related products and services that we offer to our dealers and a decrease of $290,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $55.2 million for the three months ended March 31, 2021, compared to $67.7 million for the prior period, a decrease of $12.5 million, or 18.5%. The decrease is primarily due to decreases in interest expense, provisions for credit losses and employee costs.

Employee costs decreased by $1.7 million or 7.7%, to $20.2 million during the three months ended March 31, 2021, representing 36.5% of total operating expenses, from $21.8 million for the prior year, or 32.3% of total operating expenses. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$205.5	$266.0
Contracts purchased (units)	10,736	14,747
Managed portfolio outstanding (dollars)	$2,119.1	$2,435.1
Managed portfolio outstanding (units)	158,933	179,253

Number of Originations staff	160	198
Number of Sales staff	102	113
Number of Servicing staff	446	601
Number of other staff	75	76
Total number of employees	783	988

During the second quarter of 2020, we laid off 114 staff members due to the decrease in our business caused by the pandemic. Since then, we have experienced further staff reductions due in part to the fact that our contract purchases have not returned to pre-pandemic levels. If our contract purchase volumes remain at current levels, we expect somewhat lower employee costs in future periods.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $7.7 million, a decrease from $8.7 million in the previous year and represented 14.0% of total operating expenses.

Interest expense for the three months ended March 31, 2021 were $20.9 million and represented 38.0% of total operating expenses, compared to $27.0 million in the previous year, when it was 39.9% of total operating expenses.

Interest on securitization trust debt decreased by $5.3 million for the three months ended March 31, 2021 compared to the prior period. The average balance of securitization trust debt decreased to $1,876.8 million for the three months ended March 31, 2021 compared to $2,186.8 million for the three months ended March 31, 2020. The blended interest rates on new term securitizations have generally increased in 2017 and 2018 before declining from 2019 to 2021. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2017	3.91%
April 2017	3.45%
July 2017	3.52%
October 2017	3.39%
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%

The annualized average rate on our securitization trust debt was 3.9% for the three months ended March 31, 2021 compared to 4.4% in the prior year period. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on each securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on subordinated renewable notes increased by $119,000. The average balance of the outstanding subordinated debt increased 22.9% to $22.2 million for the three months ended March 31, 2021 compared to $18.1 million for the three months ended March 31, 2020. The average yield of subordinated notes increased to 11.0% in the three-month period ended March 31, 2021 compared to 10.9% in the prior period.

Interest expense on warehouse debt decreased by $448,000 to $1.3 million for the three months ended March 31, 2021 compared to $1.8 million in the prior year period. The average rate on the debt increased to 10.4% for the first quarter of 2021 compared to 9.7% for the same quarter in 2020.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. Interest expense on this residual interest financing was $566,000 for the three months ended March 31, 2021 compared to $938,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$451,425	$22,105	19.6%	$845,727	$38,330	18.1%
Finance receivables at fair value	1,687,232	43,988	10.4%	1,580,468	40,806	10.3%
	2,138,657	66,093	12.4%	2,426,195	79,136	13.0%
	$
Interest Bearing Liabilities	$
Warehouse lines of credit	$50,322	1,314	10.4%	$72,684	1,762	9.7%
Residual interest financing	22,011	566	10.3%	38,895	938	9.6%
Securitization trust debt	1,876,807	18,453	3.9%	2,186,833	23,798	4.4%
Subordinated renewable notes	22,180	612	11.0%	18,053	493	10.9%
	$1,971,320	20,945	4.2%	$2,316,465	26,991	4.7%
	$
Net interest income/spread	$	$45,148			$52,145
Net interest yield (3)	$		8.2%			8.3%

Ratio of average interest earning assets to average interest bearing liabilities	$		108%			105%

_____________________

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2021
	Compared to March 31, 2020
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Finance receivables gross	$(16,225)	$(17,918)	$1,693
Finance receivables at fair value	3,182	2,760	422
	(13,043)	(15,158)	2,115
Interest Bearing Liabilities	$
Warehouse lines of credit	(448)	(536)	88
Residual interest financing	(372)	(411)	39
Securitization trust debt	(5,345)	(2,999)	(2,346)
Subordinated renewable notes	119	113	6
	(6,046)	(3,833)	(2,213)

Net interest income/spread	$(6,997)	$(11,325)	$4,328

The reduction in the annualized yield on our finance receivables for the three months ended March 31, 2021 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,687.2 million for the three months ended March 31, 2021 compared to $1,580.5 million in the prior year period.

Effective January 1, 2020, the Company adopted Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss model, generally referred to as CECL. Adoption of CECL required the establishment of an allowance for the remaining expected lifetime credit losses on the portion of the Company’s receivable portfolio that was originated prior to January 2018. The Company recorded an addition to its allowance for finance credit losses of $127.0 million at the adoption of CECL in January 2020. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

Provision for credit losses was $3.6 million for the three months ended March 31, 2020. The provision represents our estimate of additional forecasted losses that may be incurred on the portfolio of finance receivables resulting from the pandemic. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded with the adoption of CECL in January 2020. There were no additional provisions for credit losses for the three months ended March 31, 2021.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense decreased by $444,000 to $4.0 million during the three months ended March 31, 2021 and represented 7.2% of total operating expenses. We purchased $205.5 million of new contracts during the three months ended March 31, 2021 compared to $266.0 million in the prior year period. In our second quarter of 2020, we experienced a significant reduction in contract purchases due to the pandemic and partial shutdown of the economy. Since then, our contract purchase volumes increased but have not recovered to pre-pandemic levels.

Occupancy expenses was $1.9 million for the three months ending March 31, 2021 compared to $1.7 million in the prior year period.

Depreciation and amortization expenses increased to $428,000 compared to $419,000 in the previous year and represented 0.8% of total operating expenses.

For the three months ended March 31, 2021 we recorded income tax expense of $2.8 million, representing a 35% effective tax rate. For the three months ended March 31, 2020, we recorded a net income tax benefit of $7.7 million. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the CARES Act provides for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million. Excluding the tax benefit, income tax expense would have been $1.1 million, representing an effective income tax rate of 36%.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	March 31, 2021			December 31, 2020		March 31, 2020
	Number of			Number of		Number of
	Contracts	Amount		Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	158,933	$2,119,073		163,117	$2,174,972	179,253	$2,435,074
Period of delinquency (2)
31-60 days	7,108	$94,067		11,357	$152,868	10,465	$143,749
61-90 days	2,496	31,797		4,525	59,096	5,077	69,364
91+ days	822	8,416		1,290	14,989	2,929	34,816
Total delinquencies (2)	10,426	134,280		17,172	226,953	18,471	247,929
Amount in repossession (3)	2,448	30,353		2,979	35,839	4,511	54,349
Total delinquencies and amount in repossession (2)	12,874	$164,633		20,151	$262,792	22,982	$302,278

Delinquencies as a percentage of gross servicing portfolio	6.6%	6.3%		10.5%	10.4%	10.3%	10.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.1%	7.8%		12.4%	12.1%	12.8%	12.4%

Extension Experience
Contracts with one extension, accruing	28,384	$388,637	#	29,709	$417,347	29,683	$397,622

Contracts with two or more extensions, accruing	54,882	640,154	#	55,885	665,572	58,254	794,789
	83,266	1,028,791		85,594	1,082,919	87,937	1,192,411

Contracts with one extension, non-accrual (4)	130	1,510		915	12,408	833	9,958
Contracts with two or more extensions, non-accrual (4)	488	5,328		2,502	28,189	2,558	33,133
	618	6,838		3,417	40,597	3,391	43,091

Total contracts with extensions	83,884	$1,035,629		89,011	$1,123,516	91,328	$1,235,502

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Average servicing portfolio outstanding	$451,425	$684,259	$845,727
Annualized net charge-offs as a percentage of average servicing portfolio (2)	12.6%	11.7%	10.3%

	Fair Value Receivables Portfolio
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,687,232	$1,631,491	$1,580,468
Annualized net charge-offs as a percentage of average servicing portfolio (2)	4.6%	4.3%	5.2%

	Total Managed Portfolio
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,138,657	$2,315,750	$2,426,195
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.3%	6.5%	7.0%

 _________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2021 and March 31, 2020 percentages represent three months ended March 31, 2021 and March 31, 2020 annualized. December 31, 2020 represents 12 months ended December 31, 2020.

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

The basic question in deciding to grant an extension is whether or not we will (a) be delaying the inevitable repossession and liquidation or (b) risk losing the vehicle as a result of not being able to locate the obligor and vehicle. In both of those situations, the loss would likely be higher than if the vehicle had been repossessed without the extension. The benefits of granting an extension include minimizing current losses and delinquencies, minimizing lifetime losses, getting the obligor’s account current (or close to it) and building goodwill so that the obligor might prioritize us over other creditors on future payments. Our servicing staff are trained to identify when a past due obligor is facing a temporary problem that may be resolved with an extension. In some cases, the extension will be granted in conjunction with our receiving all or a portion of a past due payment from the obligor, thereby indicating an additional monetary and psychological commitment to the contract on the obligor’s part.

The credit assessment for granting an extension is initially made by our collector, who bases the recommendation on the collector’s discussions with the obligor. In such assessments the collector will consider, among other things, the following factors: (1) the reason the obligor has fallen behind in payment; (2) whether or not the reason for the delinquency is temporary, and if it is, have conditions changed such that the obligor can begin making regular monthly payments again after the extension; (3) the obligor's past payment history, including past extensions if applicable; (4) the obligor’s willingness to communicate and cooperate on resolving the delinquency; and (5) a numeric score from our internal risk assessment system that indicating the likelihood that the extension will prove beneficial. If the collector believes the obligor is a good candidate for an extension, an approval is obtained from a supervisor, who will review the same factors stated above prior to offering the extension to the obligor. After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs.

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2021, for accounts that received extensions from 2008 through 2019 (2020 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2021	% Active or Paid Off at March 31, 2021	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19

2009	32,226	10,274	31.9%	16,170	50.2%	5,783	17.9%	17

2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19

2011	18,786	10,974	58.4%	6,881	36.6%	932	5.0%	19

2012	18,783	11,321	60.3%	6,666	35.5%	796	4.2%	18

2013	23,398	11,176	47.8%	11,246	48.1%	976	4.2%	23

2014	25,773	10,606	41.2%	14,341	55.6%	826	3.2%	25

2015	53,319	23,037	43.2%	29,200	54.8%	1,082	2.0%	25

2016	80,897	39,135	48.4%	39,829	49.2%	1,933	2.4%	24

2017	133,881	67,456	50.4%	59,465	44.4%	6,926	5.2%	19

2018	121,531	73,767	60.7%	41,757	34.4%	6,007	4.9%	15

2019	71,548	57,433	80.3%	12,173	17.0%	1,942	2.7%	12

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2018, 60.7% were either paid in full or active and performing at March 31, 2021. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2021	2020	2020

Average number of extensions granted per month	3,535	6,931	7,118

Average number of outstanding accounts	160,448	172,129	178,570

Average monthly extensions as % of average outstandings	2.2%	4.0%	4.0%

______________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2021		December 31, 2020		March 31, 2020
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	28,514	$390,146	30,624	$429,754	30,516	$407,580
Contracts with two extensions	18,664	247,272	19,381	259,236	22,794	310,711
Contracts with three extensions	12,720	152,871	13,117	159,447	17,058	235,319
Contracts with four extensions	10,235	111,789	10,868	122,469	11,282	155,514
Contracts with five extensions	7,827	79,510	8,548	90,322	6,332	84,695
Contracts with six extensions	5,924	54,040	6,473	62,288	3,346	41,682
	83,884	$1,035,628	89,011	$1,123,516	91,328	$1,235,501

Managed portfolio (excluding originated and owned by 3rd parties)	158,933	$2,119,073	163,117	$2,174,972	179,253	$2,435,074

______________________

Note: Table excludes portfolios originated and owned by third parties

In recent years, we have experienced an increase in the number of extensions that we grant to our customers. We attribute this to several factors. First, in June 2014 we entered into a consent decree with the FTC that required us to make certain procedural changes in our servicing practices, which we believe have contributed to somewhat higher delinquencies and extensions compared to prior periods. Secondly, in recent years we have found it more difficult to communicate with our customers via outbound voice telephone calls, which have historically been our primary means of communicating with our customers. Consequently, we have recently developed text messaging platforms to supplement our outbound voice calling efforts. In addition, in 2016 we added features to the customer portal of our website to facilitate the process whereby the customer may request an extension. Since January of 2019, we have attempted to reduce extensions by working with our servicing staff to be more selective in granting extensions including, where appropriate, to exhaust all possibilities of payment by the customer before granting an extension.

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

Net cash provided by operating activities for the three-month period ended March 31, 2021 was $65.4 million, an increase of $1.3 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2020 of $64.1 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash provided by investing activities for the three-month period ended March 31, 2021 was $23.9 million compared to net cash used in investing activities of $61.1 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $205.5 million and $266.0 million during the first three months of 2021 and 2020, respectively.

Net cash used in financing activities for the three months ended March 31, 2021 was $64.8 million compared to $1.7 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2021, we issued $230.5 million in new securitization trust debt compared to $260.0 million in the same period of 2020. We repaid $242.5 million in securitization trust debt in the three months ended March 31, 2021 compared to repayments of securitization trust debt of $266.1 million in the prior year period. In the three months ended March 31, 2021, we had net repayments on warehouse lines of credit of $48.3 million, compared to net advances of $6.8 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2021, we had unrestricted cash of $9.2 million and $128.9 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2021, we had approximately $61.3 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the three-month period ended March 31, 2021, we completed one securitization aggregating $230.5 million of notes sold. We generally complete one securitization each calendar quarter and have completed four securitizations every year since 2012, except for 2015 in which we completed three.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2021, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2021, we had approximately $1,907.0 million of debt outstanding. Such debt consisted primarily of $1,791.6 million of securitization trust debt and $71.1 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $12.1 million while our warehouse lines of credit debt has decreased by $47.9 million since December 31, 2020 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $23.7 million and $21.3 million in subordinated renewable notes outstanding at March 31, 2021 and December 31, 2020, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At March 31, 2021, $20.6 million of this residual interest financing debt remains outstanding ($20.5 million net of deferred financing costs).

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 10, 2021. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2021, we had approximately $1,907.0 million of debt outstanding. Such debt consisted primarily of $1,791.6 million of securitization trust debt and $71.1 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $12.1 million while our warehouse lines of credit debt has decreased by $47.9 million since December 31, 2020 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $23.7 million and $21.3 million in subordinated renewable notes outstanding at March 31, 2021 and December 31, 2020, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At March 31, 2021, $20.6 million of this residual interest financing debt remains outstanding ($20.5 million net of deferred financing costs). Our substantial indebtedness could adversely affect our financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we repurchased 138,004 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 2021	3,010	$4.18	3,010	$5,051,154
February 2021	24,081	$4.12	24,081	$4,952,308
March 2021	110,913	$4.20	110,913	$4,486,745
Total	138,004	$3.47	138,004

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2021, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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
Date: May 11, 2021
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2021
By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

