Form 10-Q
period 2021-06-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2021-08-12
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 1-11416

CONSUMER PORTFOLIO SERVICES, INC.

(Exact name of registrant as specified in its charter)

California	33-0459135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada	89169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code: (949) 753-6800

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	CPSS	The NASDAQ Stock Market LLC (Global Market)

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

As of August 6, 2021 the registrant had 22,943,689 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	47
	Signatures	48

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$43,131	$13,466
Restricted cash and equivalents	155,776	130,686
Finance receivables measured at fair value	1,582,175	1,523,726

Finance receivables	340,470	492,133
Less: Allowance for finance credit losses	(72,242)	(80,790)
Finance receivables, net	268,228	411,343

Furniture and equipment, net	1,007	828
Deferred tax assets, net	27,131	28,512
Accrued interest receivable	3,601	5,017
Other assets	22,691	32,317
Total asset	$2,103,740	$2,145,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$52,142	$43,112
Warehouse lines of credit	77,044	118,999
Residual interest financing	67,153	25,426
Securitization trust debt	1,732,879	1,803,673
Subordinated renewable notes	26,005	21,323
Total liabilities	1,955,223	2,012,533
COMMITMENTS AND CONTINGENCIES	–	–
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 23,055,239 and 22,737,342 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	73,204	72,926
Retained earnings	83,884	69,007
Accumulated other comprehensive loss	(8,571)	(8,571)
	148,517	133,362
	$2,103,740	$2,145,895

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Interest income	$65,440	$75,552	$131,533	$154,689
Mark to finance receivables measured at fair value	–	(9,549)	(4,417)	(19,899)
Other income	1,329	1,289	2,765	3,269
Total revenues	66,769	67,292	129,881	138,059

Expenses:
Employee costs	19,448	19,828	39,607	41,671
General and administrative	7,831	7,837	15,579	16,506
Interest	18,980	26,485	39,925	53,476
Provision for credit losses	–	3,100	–	6,713
Sales	4,201	3,079	8,187	7,508
Occupancy	2,016	1,833	3,918	3,524
Depreciation and amortization	417	487	845	906
Total operating expenses	52,893	62,649	108,061	130,304
Income before income tax expense (benefit)	13,876	4,643	21,820	7,755
Income tax expense (benefit)	4,163	1,671	6,943	(6,009)
Net income	$9,713	$2,972	$14,877	$13,764

Earnings per share:
Basic	$0.43	$0.13	$0.65	$0.61
Diluted	0.39	0.13	0.59	0.58

Number of shares used in computing earnings per share:
Basic	22,842	22,685	22,791	22,612
Diluted	25,130	23,687	25,048	23,783

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$9,713	$2,972	$14,877	$13,764

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$9,713	$2,972	$14,877	$13,764

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$14,877	$13,764
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	651	641
Net interest income accretion on fair value receivables	66,812	64,156
Depreciation and amortization	845	906
Amortization of deferred financing costs	3,598	4,127
Mark to finance receivables measured at fair value	4,417	19,899
Provision for credit losses	–	6,713
Stock-based compensation expense	735	898
Changes in assets and liabilities:
Accrued interest receivable	1,416	4,416
Deferred tax assets, net	1,381	16,569
Other assets	8,644	(3,074)
Accounts payable and accrued expenses	9,030	338
Net cash provided by operating activities	112,406	129,353

Cash flows from investing activities:
Payments received on finance receivables held for investment	142,464	180,366
Purchases of finance receivables measured at fair value	(485,117)	(399,729)
Payments received on finance receivables at fair value	355,439	222,063
Change in repossessions held in inventory	982	2,888
Purchase of furniture and equipment	(1,024)	(660)
Net cash provided by investing activities	12,744	4,928

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	470,545	462,343
Proceeds from issuance of subordinated renewable notes	5,684	3,450
Payments on subordinated renewable notes	(1,002)	(1,404)
Repayments of warehouse lines of credit	(42,560)	(78,843)
Net Proceeds from (repayment of) residual interest financing debt	42,332	(2,120)
Repayment of securitization trust debt	(541,065)	(508,942)
Payment of financing costs	(3,872)	(3,178)
Purchase of common stock	(1,582)	(205)
Exercise of options and warrants	1,125	452
Net cash used in financing activities	(70,395)	(128,447)
Increase in cash and cash equivalents	54,755	5,834
Cash and restricted cash at beginning of period	144,152	140,832
Cash and restricted cash at end of period	$198,907	$146,666

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$36,665	$49,372
Income taxes	$2,962	$(17,580)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common Stock (Shares Outstanding)
Balance, beginning of period	22,656	22,559	22,737	22,531
Common stock issued upon exercise of options and warrants	578	228	676	256
Repurchase of common stock	(179)	(72)	(358)	(72)
Balance, end of period	23,055	22,715	23,055	22,715

Common Stock
Balance, beginning of period	$72,877	$71,792	$72,926	$71,257
Common stock issued upon exercise of options and warrants	827	404	1,125	452
Repurchase of common stock	(827)	(205)	(1,582)	(205)
Stock-based compensation	327	411	735	898
Balance, end of period	$73,204	$72,402	$73,204	$72,402

Retained Earnings
Balance, beginning of period	$74,171	$58,128	$69,007	$139,805
Cumulative change in accounting principle (Note 2)	–	–	–	(92,469)
Balance, beginning of period (as adjusted for change in accounting principle)	$74,171	$58,128	$69,007	$47,336
Net income	9,713	2,972	14,877	13,764
Balance, end of period	$83,884	$61,100	$83,884	$61,100

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(8,571)	$(8,421)	$(8,571)	$(8,421)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(8,571)	$(8,421)	$(8,571)	$(8,421)

Total Shareholders' Equity	$148,517	$125,081	$148,517	$125,081

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six-month period ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. There are no adjustments to the carrying value of the portion of the receivables portfolio accounted for at fair value in the second quarter of 2021. Results for the second quarter of 2020 include a $9.5 million mark down. Mark downs of $4.4 million and $19.9 million were included in the results for the six months ending June 30, 2021 and 2020, respectively. The mark down is an estimate based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses. Mark downs are reflected as a reduction in revenue.

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

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Direct mail revenues	$890	$501	$1,869	$1,684
Convenience fee revenue	180	530	420	1,060
Recoveries on previously charged-off contracts	45	50	60	75
Sales tax refunds	118	208	289	409
Other	96	–	127	41
Other income for the period	$1,329	$1,289	$2,765	$3,269

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

The following table presents the supplemental balance sheet information related to leases:

	June 30,	December 31,
	2021	2020
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$23,850	$23,735
Less: Accumulated amortization right-of-use assets	(15,668)	(12,792)
Operating lease right-of-use assets, net	$8,182	$10,943

Operating lease liabilities	$(9,143)	$(12,096)

Finance Leases
Property and equipment, at cost	$3,407	$3,407
Less: Accumulated depreciation	(1,788)	(1,226)
Property and equipment, net	$1,619	$2,181

Finance lease liabilities	$(1,691)	$(2,243)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2021 (excluding the six months ended June 30, 2021)	$3,659	$613
2022	6,092	1,050
2023	1,423	84
2024	445	26
2025	308	9
Thereafter	3	–
Total undiscounted lease payments	11,930	1,782
Less amounts representing interest	(2,787)	(91)
Lease Liability	$9,143	$1,691

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Operating lease cost	$1,793	$1,885	$3,630	$3,769
Finance lease cost	308	293	616	572
Total lease cost	$2,101	$2,178	$4,246	$4,341

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)		(In thousands)
Operating cash flows from operating leases	$1,892	$1,932	$3,822	$3,858
Operating cash flows from finance leases	278	248	552	481
Financing cash flows from finance leases	30	45	65	91

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2021, we recorded stock-based compensation costs in the amount of $327,000 and $735,000, respectively. These stock-based compensation costs were $412,000 and $898,000 for the three and six months ended June 30, 2020. As of June 30, 2021, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.4 million. This amount will be recognized as expense over a weighted-average period of 2.1 years.

The following represents stock option activity for the six months ended June 30, 2021:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual
	(in thousands)	Exercise Price	Term
Options outstanding at the beginning of period	15,977	$4.46	N/A
Granted	–	–	N/A
Exercised	(676)	1.66	N/A
Forfeited	(272)	5.07	N/A
Options outstanding at the end of period	15,029	$4.57	2.38 years

Options exercisable at the end of period	12,741	$4.85	1.86 years

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the price distribution of stock options outstanding and exercisable for the years ended June 30, 2021 and December 31, 2020:

	Number of shares as of		Number of shares as of
	June 30, 2021		December 31, 2020
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$0.95 - $1.99	1,390	1,390	1,904	1,904
$2.00 - $2.99	1,570	528	1,570	180
$3.00 - $3.99	4,774	3,469	4,973	3,306
$4.00 - $4.99	1,510	1,510	1,540	1,217
$5.00 - $5.99	–	–	–	-
$6.00 - $6.99	4,685	4,685	4,770	4,770
$7.00 - $7.99	1,190	1,190	1,220	1,220

Total shares	15,119	12,772	15,977	12,597

At June 30, 2021 the aggregate intrinsic value of options outstanding and exercisable was $12.3 million and $8.9 million, respectively. There were 676,000 options exercised for the six months ended June 30, 2021 compared to 256,600 for the comparable period in 2020. The total intrinsic value of options exercised was $1.9 million and $285,000 for the six-month periods ended June 30, 2021 and 2020. There were 453,000 shares available for future stock option grants under existing plans as of June 30, 2021.

Purchases of Company Stock

The table below describes the purchase of our common stock for the six-month ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021		June 30, 2020
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	301,088	$4.18	25,113	$2.85
Shares redeemed upon net exercise of stock options	56,983	4.47	46,909	2.86
Total stock purchases	358,071	$4.42	72,022	$2.85

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2021, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2021	2020
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$340,470	$491,307
Unearned acquisition fees and originations costs	–	826
Finance receivables	$340,470	$492,133

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In thousands)
Delinquency Status
Current	$294,043	$406,693
31 - 60 days	34,437	56,572
61 - 90 days	10,093	22,660
91 + days	1,897	5,382
	$340,470	$491,307

Finance receivables totaling $1.9 million and $5.4 million at June 30, 2021 and December 31, 2020, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost basis of our finance receivables by annual vintage as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
	(In thousands)
Annual Vintage Pool
2012 and prior	$306	$608
2013	2,257	4,483
2014	12,750	23,115
2015	48,953	78,457
2016	113,339	163,677
2017	162,865	220,967
	$340,470	$491,307

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Balance at beginning of period	$73,497	$114,073	$80,790	$11,640
Early adoption of CECL	–	–	–	127,000
Provision for credit losses on finance receivables	–	3,100	–	6,713
Charge-offs	(6,699)	(23,308)	(18,820)	(57,522)
Recoveries	5,444	4,737	10,272	10,771
Balance at end of period	$72,242	$98,602	$72,242	$98,602

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

	June 30,	December 31,
	2021	2020
	(In thousands)
Gross balance of repossessions in inventory	$6,154	$15,589
Allowance for losses on repossessed inventory	(3,337)	(11,790)
Net repossessed inventory included in other assets	$2,817	$3,799

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate
	Payment	June 30,	Initial	June 30,	December 31,	at June 30,
Series	Date (1)	2021 (2)	Principal	2021	2020	2021
	(Dollars in thousands)
CPS 2015-B	September 2022	–	250,000	–	17,984	–
CPS 2015-C	December 2022	–	300,000	–	28,529	–
CPS 2016-A	March 2023	–	329,460	24,551	37,158	7.65%
CPS 2016-B	June 2023	30,449	332,690	30,632	46,079	7.84%
CPS 2016-C	September 2023	32,501	318,500	32,010	47,325	8.30%
CPS 2016-D	April 2024	27,003	206,325	24,564	36,455	6.43%
CPS 2017-A	April 2024	30,562	206,320	27,466	40,619	6.41%
CPS 2017-B	December 2023	38,953	225,170	23,983	39,016	5.65%
CPS 2017-C	September 2024	41,567	224,825	35,619	47,553	5.16%
CPS 2017-D	June 2024	42,475	196,300	36,645	49,297	4.62%
CPS 2018-A	March 2025	46,399	190,000	40,124	53,549	4.41%
CPS 2018-B	December 2024	56,439	201,823	48,683	66,955	4.86%
CPS 2018-C	September 2025	64,829	230,275	58,318	77,345	4.93%
CPS 2018-D	June 2025	78,903	233,730	67,767	88,228	4.81%
CPS 2019-A	March 2026	98,774	254,400	84,920	114,373	4.63%
CPS 2019-B	June 2026	97,182	228,275	87,833	118,982	4.24%
CPS 2019-C	September 2026	114,238	243,513	106,354	142,080	3.47%
CPS 2019-D	December 2026	145,606	274,313	137,180	181,485	2.98%
CPS 2020-A	March 2027	141,542	260,000	139,485	184,944	3.03%
CPS 2020-B	June 2027	145,858	202,343	124,382	164,403	3.71%
CPS 2020-C	November 2027	196,785	252,200	187,529	231,961	1.91%
CPS 2021-A	March 2028	211,575	230,545	197,170	–	0.81%
CPS 2021-B	June 2028	228,935	240,000	228,585	–	1.05%
		$1,870,574	$5,631,007	$1,743,799	$1,814,320

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $442.0 million in 2021, $543.0 million in 2022, $451.5 million in 2023, $112.3 million in 2024, $119.4 million in 2025, $53.2 million in 2026, and $11.4 million in 2027.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $10.9 million and $10.6 million as of June 30, 2021 and December 31, 2020, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of June 30, 2021, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2021, restricted cash under the various agreements totaled approximately $155.8 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

On July 28, 2021 we completed our third securitization transaction of 2021. In the transaction, qualified institutional buyers purchased $291.0 million of asset-backed notes secured by $300.0 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2021-C, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 1.55%.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at June 30, 2021 and December 31, 2020 are summarized below:

			Amount Outstanding at
			June	December 31,
			2021	2020
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	N/A	$–	$42,558

	3.00% over one month Libor (Minimum 3.75%)	December 2022	45,642	45,689

	4.00% over a commercial paper rate (Minimum 5.00%)	December 2021	32,310	32,265

Residual interest financing	8.60%	January 2026	17,908	25,576

	7.86%	June 2026	50,000	–

Subordinated renewable notes	Weighted average rate of 9.67% and 10.09% at June 30, 2021 and December 31, 2020, respectively	Weighted average maturity of April 2023 and January 2023 at June 30, 2021 and December 31, 2020, respectively	26,005	21,323

			$171,865	$167,411

As of December 31, 2020, we had short-term funding capacity of $300 million, comprising three credit facilities. We repaid the outstanding balance for the facility first established in April 2015 at its maturity date in February 2021 and elected not to renew it. As of June 30, 2021, our short-term funding capacity is $200 million, comprising two credit facilities.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes, issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%.

Unamortized debt issuance costs of $755,000 and $150,000 as of June 30, 2021 and December 31, 2020, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $907,000 and $1.5 million as of June 30, 2021 and December 31, 2020, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Interest on finance receivables	$18,491	$33,773	$40,590	$71,580
Interest on finance receivables at fair value	46,943	41,659	90,931	82,465
Mark to finance receivables measured at fair value	–	(9,549)	(4,417)	(19,899)
Other interest income	6	120	12	644
Interest income	$65,440	$66,003	$127,116	$134,790

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Securitization trust debt	$16,823	$22,367	$35,276	$46,165
Warehouse lines of credit	1,021	2,675	2,335	4,437
Residual interest financing	467	920	1,033	1,857
Subordinated renewable notes	669	523	1,281	1,017
Interest expense	$18,980	$26,485	$39,925	$53,476

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2021 and 2020 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,842	22,685	22,791	22,612

Incremental common shares attributable to exercise of outstanding options and warrants	2,288	1,002	2,257	1,171

Weighted average number of common shares used to compute diluted earnings per share	25,130	23,687	25,048	23,783

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2021 would have included an additional 6.0 million and 6.9 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2020, an additional 13.3 million and 13.1 million shares, respectively, would be included in the diluted earnings per share calculation.

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

As of June 30, 2021, and December 31, 2020, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $27.1 million as of June 30, 2021 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $27.1 million consists of approximately $15.9 million of net U.S. federal deferred tax assets and $11.2 million of net state deferred tax assets.

Income tax expense was $4.2 million and $6.9 million for the three months and six months ended June 30, 2021, representing effective income tax rates of 30% and 32%, respectively. Income tax expense was $1.7 million for the three months ended June 30, 2020. Income tax benefit was $6.0 million for the six months ended June 30, 2020, which includes net tax benefits of $8.8 million. Excluding the tax benefit, income tax expense would have been $2.8 million for the six months ended June 30, 2020, representing an effective income tax rate of 36%.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of June 30, 2020, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of June 30, 2021 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of June 30, 2021 does not exceed $3 million.

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

For the quarter ended June 30, 2021, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Balance at beginning of period	$1,533,723	$1,559,697	$1,523,726	$1,444,038
Finance receivables at fair value acquired during period	279,658	134,447	485,117	399,729
Payments received on finance receivables at fair value	(199,419)	(112,505)	(355,439)	(222,063)
Net interest income accretion on fair value receivables	(31,787)	(34,441)	(66,812)	(64,156)
Mark to fair value	–	(9,549)	(4,417)	(19,899)
Balance at end of period	$1,582,175	$1,537,649	$1,582,175	$1,537,649

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	June 30, 2021		December 31, 2020
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$1,768,988	$1,582,175	$1,668,076	$1,523,726

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	June 30,	December 31,		June 30,	December 31,
	2021	2020	Unobservable Inputs	2021	2020
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,582,175	$1,523,726	Discount rate	11.0% - 11.3%	10.4% - 11.1%
			Cumulative net losses	15.4% - 18.4%	15.3% - 18.4%

The following table summarizes the delinquency status of these finance receivables measured at fair value as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In thousands)
Delinquency Status
Current	$1,646,257	$1,505,486
31 - 60 days	80,719	96,296
61 - 90 days	23,034	36,436
91 + days	5,205	9,607
Repo	13,773	20,251
	$1,768,988	$1,668,076

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2021 the finance receivables related to the repossessed vehicles in inventory totaled $6.1 million. We have applied a valuation adjustment, or loss allowance, of $3.3 million, which is based on a recovery rate of approximately 46%, resulting in an estimated fair value and carrying amount of $2.8 million. The fair value and carrying amount of the repossessed inventory at December 31, 2020 was $3.8 million after applying a valuation adjustment of $11.8 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the six months ended June 30, 2021 and 2020.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at June 30, 2021 and December 31, 2020, were as follows:

	As of June 30, 2021
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$43,131	$43,131	$–	$–	$43,131
Restricted cash and equivalents	155,776	155,776	–	–	155,776
Finance receivables, net	268,228	–	–	270,271	270,271
Accrued interest receivable	3,601	–	–	3,601	3,601
Liabilities:
Warehouse lines of credit	$77,044	$–	$–	$77,044	$77,044
Accrued interest payable	4,582	–	–	4,582	4,582
Securitization trust debt	1,732,879	–	–	1,769,682	1,769,682
Subordinated renewable notes	26,005	–	–	26,005	26,005

	As of December 31, 2020
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,466	$13,466	$–	$–	$13,466
Restricted cash and equivalents	130,686	130,686	–	–	130,686
Finance receivables, net	411,343	–	–	429,972	429,972
Accrued interest receivable	5,017	–	–	5,017	5,017
Liabilities:
Warehouse lines of credit	$118,999	$–	$–	$118,999	$118,999
Accrued interest payable	4,919	–	–	4,919	4,919
Securitization trust debt	1,803,673	–	–	1,862,630	1,862,630
Subordinated renewable notes	21,323	–	–	21,323	21,323

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2021, we have originated a total of approximately $17.5 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
Six months ended June 30, 2021	491,492	2,121,135

In May 2021, we entered into arrangements with two partners for whom we originate certain receivables with the intention of selling them to the partners. Depending on the partner, we may or may not continue to service receivables after they are sold. Under these programs, we earn fees for originating the receivable and also servicing fees in the case where we retain the servicing. For the six months ended June 30, 2021, we originated $5.7 million under these third-party programs. As of June 30, 2021, our managed portfolio includes $5.5 million of such third-party receivables.

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

Since 1994 we have conducted 89 term securitizations of automobile contracts that we originated. As of June 30, 2021, 21 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015 and 2020, we closed only three term securitization transactions in each calendar year rather than four.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2015	3	$795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
Three months ended June 30, 2021	2	485,000

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

Receivables we originate and service for third-parties are not pledged to our warehouse facilities or included in our securitizations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2021, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2021 with the three months ended June 30, 2020

Revenues.  During the three months ended June 30, 2021, our revenues were $66.8 million, a decrease of $523,000, or 0.8%, from the prior year revenue of $67.3 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended June 30, 2021 decreased $10.1 million, or 13.4%, to $65.4 million from $75.6 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our legacy portfolio of finance receivables originated prior to January 2018, the average balance of which decreased by 49.7% from the prior period. The decrease in interest from that legacy portion of our portfolio was partially offset by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of the two components of our loan portfolio for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$371,718	$18,497	19.9%	$732,325	$33,893	18.5%
Finance receivables measured at fair value	1,748,991	46,943	10.7%	1,631,708	41,659	10.2%
Total	$2,120,709	$65,440	12.3%	$2,364,033	$75,552	12.8%

Revenues for the three months ended June 30, 2020 are net of a mark down of $9.5 million to the recorded value of the finance receivables measured at fair value. The mark downs are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic. Our evaluation of these finance receivables measured at fair value for the three months ended June 30, 2021 indicated that no adjustment was required for the period. Although we have not yet seen a deterioration in the credit performance for these receivables as a result of the pandemic, we expect that the absence of any additional government stimulus payments, the expiration of the eviction moratorium and a reversion to the mean for used car pricing could negatively affect credit performance in the future.

Other income was $1.3 million for the three months ended June 30, 2021 and 2020.

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

Total operating expenses were $52.9 million for the three months ended June 30, 2021, compared to $62.6 million for the prior period, a decrease of $9.8 million, or 15.6%. The decrease is primarily due to decreases in interest expense and provisions for credit losses.

Employee costs were $19.4 million during the three months ended June 30, 2021 compared to $19.8 million for the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(Dollars in millions)
Contracts purchased (dollars)	$286.0	$135.9
Contracts purchased (units)	14,452	7,622
Managed portfolio outstanding (dollars)	$2,120.7	$2,326.4
Managed portfolio outstanding (units)	156,995	173,214

Number of Originations staff	158	166
Number of Sales staff	103	96
Number of Servicing staff	424	498
Number of other staff	76	74
Total number of employees	761	834

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $7.8 million for the three months ended June 30, 2021 and 2020.

Interest expense for the three months ended June 30, 2021 were $19.0 million and represented 35.9% of total operating expenses, compared to $26.5 million in the previous year, when it was 42.3% of total operating expenses.

Interest on securitization trust debt decreased by $5.5 million for the three months ended June 30, 2021 compared to the prior period. The average balance of securitization trust debt decreased to $1,831.5 million for the three months ended June 30, 2021 compared to $2,008.0 million for the three months ended June 30, 2020. In addition, the blended interest rates on new term securitizations have declined in 2020 and 2021. The annualized average rate on our securitization trust debt was 3.7% for the three months ended June 30, 2021 compared to 4.5% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%

Interest expense on warehouse credit line debt decreased by $1.7 million to $1.0 million for the three months ended June 30, 2021 compared to $2.7 million in the prior year period. The decrease was due to the lower utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $50.5 million during the three months ended June 30, 2021 compared to $159.0 million for the same period in 2020.

Interest expense on subordinated renewable notes increased by $145,000. The average balance of the outstanding subordinated debt increased 32.6% to $24.8 million for the three months ended June 30, 2021 compared to $18.7 million for the three months ended June 30, 2020. The average yield of subordinated notes decreased to 10.8% in the three-month period ended June 30, 2021 compared to 11.2% in the prior period.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. On June 30, 2021, we completed a $50 million securitization of residual from other previously issued securitizations. Interest expense on these residual interest financings were $467,000 for the three months ended June 30, 2021 compared to $920,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$371,718	$18,497	19.9%	$732,325	$33,893	18.5%
Finance receivables at fair value	1,748,991	46,943	10.7%	1,631,708	41,659	10.2%
	2,120,709	65,440	12.3%	2,364,033	75,552	12.8%

Interest Bearing Liabilities
Warehouse lines of credit	$50,478	1,021	8.1%	$158,966	2,675	6.7%
Residual interest financing	18,973	467	9.8%	38,253	920	9.6%
Securitization trust debt	1,831,487	16,823	3.7%	2,008,006	22,366	4.5%
Subordinated renewable notes	24,810	669	10.8%	18,718	524	11.2%
	$1,925,748	18,980	3.9%	$2,223,943	26,485	4.8%

Net interest income/spread		$46,460			$49,067
Net interest yield (3)			8.4%			8.3%
Ratio of average interest earning assets to average interest bearing liabilities			110%			106%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2021
	Compared to June 30, 2020
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(15,396)	$(16,871)	$1,475
Finance receivables at fair value	5,284	3,098	2,186
	(10,112)	(13,773)	3,661
Interest Bearing Liabilities
Warehouse lines of credit	(1,654)	(1,831)	177
Residual interest financing	(453)	(462)	9
Securitization trust debt	(5,543)	(1,880)	(3,663)
Subordinated renewable notes	145	170	(25)
	(7,505)	(4,003)	(3,502)

Net interest income/spread	$(2,607)	$(9,770)	$7,163

The reduction in the annualized yield on our finance receivables for the three months ended June 30, 2021 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,749.0 million for the three months ended June 30, 2021 compared to $1,631.7 million in the prior year period.

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

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of June 30, 2021. As a result, no increases to or releases from our allowance for credit losses were taken for the three months ended June 30, 2021. Although we have not yet seen a deterioration in the credit performance for these receivables as a result of the pandemic, we expect that the absence of any additional government stimulus payments, the expiration of the eviction moratorium and a reversion to the mean for used car pricing could negatively affect credit performance in the future.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $1.1 million to $4.2 million during the three months ended June 30, 2021 and represented 7.9% of total operating expenses. We purchased $286.0 million of new contracts during the three months ended June 30, 2021 compared to $135.9 million in the prior year period. In our second quarter of 2020, we experienced a significant reduction in contract purchases due to the pandemic and partial shutdown of the economy. Since then, our contract purchase volumes have gradually increased to pre-pandemic levels.

Occupancy expenses was $2.0 million for the three months ending June 30, 2021 compared to $1.8 million in the prior year period.

Depreciation and amortization expenses decreased to $417,000 compared to $487,000 in the previous year and represented 0.8% of total operating expenses.

For the three months ended June 30, 2021, we recorded income tax expense of $4.2 million, representing a 30% effective tax rate. In the prior period, our income tax expense was $1.7 million, representing a 36% effective tax rate.

Comparison of Operating Results for the six months ended June 30, 2021 with the six months ended June 30, 2020

Revenues.  During the six months ended June 30, 2021, our revenues were $129.9 million, a decrease of $8.2 million, or 5.9%, from the prior year revenue of $138.1 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the six months ended June 30, 2021 decreased $23.2 million, or 15.0%, to $131.5 million from $154.7 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our legacy portfolio of finance receivables originated prior to January 2018, the average balance of which decreased by 49.7% from the prior period. The decrease in interest from that legacy portion of our portfolio was partially offset by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of the two components of our loan portfolio for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021			2020
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$411,571	$40,602	19.7%	$789,026	$72,224	18.3%
Finance receivables measured at fair value	1,718,112	90,931	10.6%	1,606,088	82,465	10.3%
Total	$2,129,683	$131,533	12.4%	$2,395,114	$154,689	12.9%

Revenues for the six months ended June 30, 2021 and 2020 are net of a mark downs of $4.4 million and $19.9 million, respectively, to the recorded value of the finance receivables measured at fair value. The mark downs are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic.

Other income was $2.8 million for the six months ended June 30, 2021. This marks a decrease of $504,000 from other income of $3.3 million for the six months ended June 30, 2020.

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

Total operating expenses were $108.1 million for the six months ended June 30, 2021, compared to $130.3 million for the prior period, a decrease of $22.2 million, or 17.1%. The decrease is primarily due to decreases in interest expense, provisions for credit losses and employee costs.

Employee costs decreased by $2.1 million or 5.0%, to $39.6 million during the six months ended June 30, 2021, representing 36.7% of operating expenses, from $41.7 million for the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Contracts purchased (dollars)	$491.5	$401.9
Contracts purchased (units)	25,188	22,369
Managed portfolio outstanding (dollars)	$2,120.7	$2,326.4
Managed portfolio outstanding (units)	156,995	173,214

Number of Originations staff	158	166
Number of Sales staff	103	96
Number of Servicing staff	424	498
Number of other staff	76	74
Total number of employees	761	834

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $15.6 million, a decrease from $16.5 million in the previous year and represented 14.4% of total operating expenses.

Interest expense for the six months ended June 30, 2021 were $39.9 million and represented 36.9% of total operating expenses, compared to $53.5 million in the previous year, when it was 41.0% of total operating expenses.

Interest on securitization trust debt decreased by $10.9 million for the six months ended June 30, 2021 compared to the prior period. The average balance of securitization trust debt decreased to $1,854.1 million for the six months ended June 30, 2021 compared to $2,097.4 million for the six months ended June 30, 2020. In addition, the blended interest rates on new term securitizations have declined in 2020 and 2021. The annualized average rate on our securitization trust debt was 3.8% for the six months ended June 30, 2021 compared to 4.4% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%

Interest expense on warehouse credit line debt decreased by $2.1 million to $2.3 million for the six months ended June 30, 2021 compared to $4.4 million in the prior year period. The decrease was primarily due to the lower utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $50.4 million during the six months ended June 30, 2021 compared to $115.8 million for the same period in 2020.

Interest expense on subordinated renewable notes increased by $264,000. The average balance of the outstanding subordinated debt increased 27.8% to $23.5 million for the six months ended June 30, 2021 compared to $18.4 million for the six months ended June 30, 2020. The average yield of subordinated notes decreased to 10.9% in the six-month period ended June 30, 2021 compared to 11.1% in the prior period.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. On June 30, 2021, we completed a $50 million securitization of residual from other previously issued securitizations. Interest expense on these residual interest financings were $1.0 million for the six months ended June 30, 2021 compared to $1.9 million in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021			2020
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$411,571	$40,602	19.7%	$789,026	$72,224	18.3%
Finance receivables at fair value	1,718,112	90,931	10.6%	1,606,088	82,465	10.3%
	2,129,683	131,533	12.4%	2,395,114	154,689	12.9%

Interest Bearing Liabilities
Warehouse lines of credit	$50,401	2,335	9.3%	$115,826	4,437	7.7%
Residual interest financing	20,484	1,033	10.1%	38,744	1,857	9.6%
Securitization trust debt	1,854,147	35,276	3.8%	2,097,420	46,165	4.4%
Subordinated renewable notes	23,502	1,281	10.9%	18,397	1,017	11.1%
	$1,948,534	39,925	4.1%	$2,270,387	53,476	4.7%

Net interest income/spread		$91,608			$101,213
Net interest yield (3)			8.3%			8.2%

Ratio of average interest earning assets to average interest bearing liabilities			109%			105%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Net of deferred fees and direct costs.

     (3)  Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2021
	Compared to June 30, 2020
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(31,622)	$(37,479)	$5,857
Finance receivables at fair value	8,466	3,038	5,428
	(23,156)	(34,441)	11,285
Interest Bearing Liabilities
Warehouse lines of credit	(2,102)	(2,911)	809
Residual interest financing	(824)	(926)	102
Securitization trust debt	(10,889)	180	(11,069)
Subordinated renewable notes	264	300	(36)
	(13,551)	(3,357)	(10,194)

Net interest income/spread	$(9,605)	$(31,084)	$21,479

The reduction in the annualized yield on our finance receivables for the six months ended June 30, 2021 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,718.1 million for the six months ended June 30, 2021 compared to $1,606.1 million in the prior year period.

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

There were no additional provisions for credit losses for the six months ended June 30, 2021. Provision for credit losses was $6.7 million for the six months ended June 30, 2020. The provision represents our estimate of additional forecasted losses that may be incurred on the portfolio of finance receivables resulting from the pandemic. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded with the adoption of CECL in January 2020.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $679,000 to $8.2 million during the six months ended June 30, 2021 and represented 7.6% of total operating expenses. We purchased $491.5 million of new contracts during the six months ended June 30, 2021 compared to $401.9 million in the prior year period. In our second quarter of 2020, we experienced a significant reduction in contract purchases due to the pandemic and partial shutdown of the economy. Since then, our contract purchase volumes have gradually increased to pre-pandemic levels.

Occupancy expenses was $3.9 million for the six months ending June 30, 2021 compared to $3.5 million in the prior year period.

Depreciation and amortization expenses decreased to $845,000 compared to $906,000 in the previous year and represented 0.8% of total operating expenses.

For the six months ended June 30, 2021 we recorded income tax expense of $6.9 million, representing a 32% effective tax rate. For the six months ended June 30, 2020, we recorded a net income tax benefit of $6.0 million. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the CARES Act provides for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million. Excluding the tax benefit, income tax expense would have been $2.8 million, representing an effective income tax rate of 36%.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we originated or own an interest in as of the respective dates shown. Recent effects of the pandemic include higher volumes of payment extensions requested by our customers and, in some states, temporary suspension of our rights to repossess automobiles. The pandemic may have a negative effect on our delinquency and charge off experience in the future, which is not yet reflected in the tables below.

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	June 30, 2021		June 30, 2020		December 31, 2020
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	156,701	$2,115,612	173,214	$2,326,440	163,117	$2,174,972
Period of delinquency (2)
31-60 days	8,723	$115,156	8,730	$118,172	11,357	$152,868
61-90 days	2,669	33,127	3,408	45,445	4,525	59,096
91+ days	683	7,101	1,449	16,591	1,290	14,989
Total delinquencies (2)	12,075	155,384	13,587	180,208	17,172	226,953
Amount in repossession (3)	1,796	19,928	3,704	42,953	2,979	35,839
Total delinquencies and amount in repossession (2)	13,871	$175,312	17,291	$223,161	20,151	$262,792

Delinquencies as a percentage of gross servicing portfolio	7.7%	7.3%	7.8%	7.7%	10.5%	10.4%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.9%	8.3%	10.0%	9.6%	12.4%	12.1%

Extension Experience
Contracts with one extension, accruing	25,292	$340,500	31,321	$450,677	29,709	$417,347
Contracts with two or more extensions, accruing	50,977	582,353	145,831	1,845,323	55,885	665,572
	76,269	922,853	177,152	2,296,000	85,594	1,082,919

Contracts with one extension, non-accrual (4)	504	5,494	839	10,205	915	12,408
Contracts with two or more extensions, non-accrual (4)	1,161	11,973	3,243	36,458	2,502	28,189
	1,665	17,467	4,082	46,663	3,417	40,597

Total contracts with extensions	77,934	$940,320	181,234	$2,342,663	89,011	$1,123,516

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	June 30,	June 30,	December 31,
	2021	2020	2020
	(Dollars in thousands)
Average servicing portfolio outstanding	$371,718	$732,325	$684,259
Annualized net charge-offs as a percentage of average servicing portfolio (2)	5.1%	12.8%	11.7%

	Fair Value Receivables Portfolio
	June 30,	June 30,	December 31,
	2021	2020	2020
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,748,991	$1,631,708	$1,631,491
Annualized net charge-offs as a percentage of average servicing portfolio (2)	2.3%	5.0%	4.3%

	Total Managed Portfolio
	June 30,	June 30,	December 31,
	2021	2020	2020
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,118,673	$2,364,033	$2,315,750
Annualized net charge-offs as a percentage of average servicing portfolio (2)	2.8%	7.4%	6.5%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2021 and June 30, 2020 percentages represent three months ended June 30, 2021 and June 30, 2020 annualized. December 31, 2021 represents 12 months ended December 31, 2020.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2021, for accounts that received extensions from 2008 through 2019 (2020 extension data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2021	% Active or Paid Off at June 30, 2021	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2008	35,588	10,710	30.1%	20,059	56.4%	4,819	13.5%	19
2009	32,226	10,274	31.9%	16,170	50.2%	5,783	17.9%	17
2010	26,167	12,165	46.5%	12,003	45.9%	1,999	7.6%	19
2011	18,786	10,974	58.4%	6,881	36.6%	932	5.0%	19
2012	18,783	11,321	60.3%	6,666	35.5%	796	4.2%	18
2013	23,398	11,169	47.7%	11,253	48.1%	976	4.2%	23
2014	25,773	10,583	41.1%	14,364	55.7%	826	3.2%	25
2015	53,319	22,879	42.9%	29,358	55.1%	1,082	2.0%	25
2016	80,897	38,545	47.6%	40,419	50.0%	1,933	2.4%	24
2017	133,881	66,030	49.3%	60,891	45.5%	6,926	5.2%	20
2018	121,531	71,987	59.2%	43,537	35.8%	6,007	4.9%	16
2019	71,548	55,899	78.1%	13,707	19.2%	1,942	2.7%	13

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2018, 59.2% were either paid in full or active and performing at June 30, 2021. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2021	2020	2020

Average number of extensions granted per month	3,371	6,931	8,283

Average number of outstanding accounts	159,185	172,129	176,968

Average monthly extensions as % of average outstandings	2.1%	4.0%	4.7%

______________________

Note: Table excludes portfolios originated and owned by third parties

	June 30, 2021		June 30, 2020		December 31, 2020
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	25,796	$345,995	32,160	$460,882	30,624	$429,754
Contracts with two extensions	17,638	229,674	19,265	254,247	19,381	259,236
Contracts with three extensions	12,309	146,570	13,780	169,137	13,117	159,447
Contracts with four extensions	9,668	102,208	11,964	141,288	10,868	122,469
Contracts with five extensions	7,199	69,841	9,082	101,524	8,548	90,322
Contracts with six extensions	5,324	46,033	6,407	67,585	6,473	62,288
	77,934	$940,321	92,658	$1,194,663	89,011	$1,123,516

Managed portfolio (excluding originated and owned by 3rd parties)	156,701	$2,115,612	173,214	$2,326,440	163,117	$2,174,972

______________________

Note: Table excludes portfolios originated and owned by third parties

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

Net cash provided by operating activities for the six-month period ended June 30, 2021 was $112.4 million, a decrease of $17.0 million, compared to net cash provided by operating activities for the six-month period ended June 30, 2020 of $129.4 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash provided by investing activities for the six-month period ended June 30, 2021 was $12.7 million compared to $4.9 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $485.1 million and $399.7 million during the first six months of 2021 and 2020, respectively.

Net cash used in financing activities for the six months ended June 30, 2021 was $70.4 million compared to $128.4 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2021, we issued $470.5 million in new securitization trust debt compared to $462.3 million in the same period of 2020. We repaid $541.1 million in securitization trust debt in the six months ended June 30, 2021 compared to repayments of securitization trust debt of $508.9 million in the prior year period. In the three months ended June 30, 2021, we had net repayments on warehouse lines of credit of $42.6 million, compared to $78.8 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2021, we had unrestricted cash of $43.1 million and $123.0 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2021, we had approximately $100.0 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the six-month period ended June 30, 2021, we completed two securitizations aggregating $470.5 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2021, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2021, we had approximately $1,903.1 million of debt outstanding. Such debt consisted primarily of $1,732.9 million of securitization trust debt and $77.0 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $70.8 million while our warehouse lines of credit debt has decreased by $42.0 million since December 31, 2020 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $26.0 million and $21.3 million in subordinated renewable notes outstanding at June 30, 2021 and December 31, 2020, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At June 30, 2021, $17.9 million of this residual interest financing debt remains outstanding. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2021, we had approximately $1,903.1 million of debt outstanding. Such debt consisted primarily of $1,732.9 million of securitization trust debt and $77.0 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $70.8 million while our warehouse lines of credit debt has decreased by $42.0 million since December 31, 2020 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $26.0 million and $21.3 million in subordinated renewable notes outstanding at June 30, 2021 and December 31, 2020, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At June 30, 2021, $17.9 million of this residual interest financing debt remains outstanding. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we repurchased 163,084 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2021	3,209	$4.04	3,209	$4,400,681
May 2021	73,897	$4.45	73,897	$4,072,137
June 2021	85,978	$4.75	85,978	$3,663,818
Total	163,084	$4.60	163,084

____________________

(1)     Each monthly period is the calendar month.

(2)     Through June 30, 2021, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)
Date: August 12, 2021
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

