Form 10-Q
period 2021-09-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2021-11-10
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021 the registrant had 21,073,571 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	47
	Signatures	48

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$28,799	$13,466
Restricted cash and equivalents	144,966	130,686
Finance receivables measured at fair value	1,667,193	1,523,726

Finance receivables	282,640	492,133
Less: Allowance for finance credit losses	(68,724)	(80,790)
Finance receivables, net	213,916	411,343

Furniture and equipment, net	1,121	828
Deferred tax assets, net	25,366	28,512
Accrued interest receivable	2,930	5,017
Other assets	22,308	32,317
Total asset	$2,106,599	$2,145,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$51,921	$43,112
Warehouse lines of credit	97,768	118,999
Residual interest financing	64,589	25,426
Securitization trust debt	1,703,465	1,803,673
Subordinated renewable notes	27,462	21,323
Total liabilities	1,945,205	2,012,533
COMMITMENTS AND CONTINGENCIES	–	–
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 23,000,200 and 22,737,342 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	72,399	72,926
Retained earnings	97,566	69,007
Accumulated other comprehensive loss	(8,571)	(8,571)
Total stockholders’ equity	161,394	133,362

Total liability and stockholder’ equity	$2,106,599	$2,145,895

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Interest income	$67,018	$72,582	$198,551	$227,271
Mark to finance receivables measured at fair value	–	(3,152)	(4,417)	(23,051)
Other income	1,547	1,239	4,312	4,508
Total revenues	68,565	70,669	198,446	208,728

Expenses:
Employee costs	18,170	19,155	57,777	60,826
General and administrative	7,455	7,846	23,034	24,352
Interest	18,334	24,901	58,260	78,377
Provision for credit losses	(1,590)	7,400	(1,590)	14,113
Sales	4,288	3,202	12,475	10,710
Occupancy	1,952	1,838	5,870	5,362
Depreciation and amortization	409	438	1,254	1,344
Total operating expenses	49,018	64,780	157,080	195,084
Income before income tax expense (benefit)	19,547	5,889	41,366	13,644
Income tax expense (benefit)	5,864	2,121	12,807	(3,888)
Net income	$13,683	$3,768	$28,559	$17,532

Earnings per share:
Basic	$0.59	$0.17	$1.25	$0.77
Diluted	0.52	0.16	1.12	0.74

Number of shares used in computing earnings per share:
Basic	23,011	22,666	22,866	22,630
Diluted	26,218	23,908	25,439	23,825

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$13,683	$3,768	$28,559	$17,532

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$13,683	$3,768	$28,559	$17,532

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$28,559	$17,532
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	651	910
Net interest income accretion on fair value receivables	100,676	98,060
Depreciation and amortization	1,254	1,344
Amortization of deferred financing costs	5,360	6,128
Mark to finance receivables measured at fair value	4,417	23,051
Provision for credit losses	(1,590)	14,113
Stock-based compensation expense	1,265	1,437
Purchases of finance receivables held-for-sale	(23,700)	–
Sale of finance receivables held-for-sale	23,513	–
Changes in assets and liabilities:
Accrued interest receivable	2,087	5,354
Deferred tax assets, net	3,146	18,985
Other assets	8,629	1,673
Accounts payable and accrued expenses	8,809	1,979
Net cash provided by operating activities	163,076	190,566

Cash flows from investing activities:
Payments received on finance receivables held for investment	198,366	260,804
Purchases of finance receivables measured at fair value	(795,457)	(572,938)
Payments received on finance receivables at fair value	546,897	354,910
Change in repossessions held in inventory	1,567	3,435
Purchase of furniture and equipment	(1,547)	(820)
Net cash provided by (used in) investing activities	(50,174)	45,391

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	761,545	714,543
Proceeds from issuance of subordinated renewable notes	7,416	5,120
Payments on subordinated renewable notes	(1,277)	(2,412)
Repayments of warehouse lines of credit	(22,089)	(104,685)
Net Proceeds from (repayment of) residual interest financing debt	39,705	(7,757)
Repayment of securitization trust debt	(861,045)	(764,075)
Payment of financing costs	(5,752)	(4,861)
Purchase of common stock	(3,959)	(967)
Exercise of options and warrants	2,167	470
Net cash used in financing activities	(83,289)	(164,624)
Increase in cash and cash equivalents	29,613	71,333
Cash and restricted cash at beginning of period	144,152	140,832
Cash and restricted cash at end of period	$173,765	$212,165

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$53,931	$72,565
Income taxes	$8,997	$(17,561)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common Stock (Shares Outstanding)
Balance, beginning of period	23,055	22,715	22,737	22,531
Common stock issued upon exercise of options and warrants	379	13	1,055	269
Repurchase of common stock	(434)	(219)	(792)	(291)
Balance, end of period	23,000	22,509	23,000	22,509

Common Stock
Balance, beginning of period	$73,204	$72,402	$72,926	$71,257
Common stock issued upon exercise of options and warrants	1,042	18	2,167	470
Repurchase of common stock	(2,377)	(762)	(3,959)	(967)
Stock-based compensation	530	539	1,265	1,437
Balance, end of period	$72,399	$72,197	$72,399	$72,197

Retained Earnings
Balance, beginning of period	$83,884	$61,100	$69,007	$139,805
Cumulative change in accounting principle (Note 2)	–	–	–	(92,469)
Balance, beginning of period (as adjusted for change in accounting principle)	$83,884	$61,100	$69,007	$47,336
Net income	13,683	3,768	28,559	17,532
Balance, end of period	$97,566	$64,868	$97,566	$64,868

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(8,571)	$(8,421)	$(8,571)	$(8,421)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(8,571)	$(8,421)	$(8,571)	$(8,421)

Total Shareholders' Equity	$161,394	$128,644	$161,394	$128,644

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine-month period ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. There are no adjustments to the carrying value of the portion of the receivables portfolio accounted for at fair value in the third quarter of 2021. Results for the third quarter of 2020 include a $3.2 million mark down. Mark downs of $4.4 million and $23.1 million were included in the results for the nine months ending September 30, 2021 and 2020, respectively. The mark down is an estimate based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses. Mark downs are reflected as a reduction in revenue.

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

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Direct mail revenues	$779	$760	$2,648	$2,444
Convenience fee revenue	120	280	540	1,340
Recoveries on previously charged-off contracts	18	4	78	79
Sales tax refunds	134	192	423	601
Other	496	3	623	44
Other income for the period	$1,547	$1,239	$4,312	$4,508

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	September 30,	December 31,
	2021	2020
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$25,820	$23,735
Less: Accumulated amortization right-of-use assets	(16,238)	(12,792)
Operating lease right-of-use assets, net	$9,582	$10,943

Operating lease liabilities	$(10,471)	$(12,096)

Finance Leases
Property and equipment, at cost	$3,407	$3,407
Less: Accumulated depreciation	(2,069)	(1,226)
Property and equipment, net	$1,338	$2,181

Finance lease liabilities	$(1,408)	$(2,243)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2021 (excluding the nine months ended September 30, 2021)	$1,811	$305
2022	6,433	1,050
2023	1,888	84
2024	921	26
2025	794	9
Thereafter	1,661	–
Total undiscounted lease payments	13,508	1,474
Less amounts representing interest	(3,037)	(66)
Lease Liability	$10,471	$1,408

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Operating lease cost	$1,768	$1,885	$5,398	$5,654
Finance lease cost	308	299	924	871
Total lease cost	$2,076	$2,184	$6,322	$6,525

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)		(In thousands)
Operating cash flows from operating leases	$1,840	$1,945	$5,662	$5,803
Operating cash flows from finance leases	283	256	834	737
Financing cash flows from finance leases	25	42	90	133

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and nine months ended September 30, 2021, we recorded stock-based compensation costs in the amount of $530,000 and $1.3 million, respectively. These stock-based compensation costs were $539,000 and $1.4 million for the three and nine months ended September 30, 2020. As of September 30, 2021, unrecognized stock-based compensation costs to be recognized over future periods equaled $5.6 million. This amount will be recognized as expense over a weighted-average period of 2.5 years.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents stock option activity for the nine months ended September 30, 2021:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	15,977	$4.46	N/A
Granted	1,460	4.95	N/A
Exercised	(1,055)	2.06	N/A
Forfeited	(2,071)	6.31	N/A
Options outstanding at the end of period	14,311	$4.42	2.89 years
Options exercisable at the end of period	10,916	$4.61	1.97 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended September 30, 2021 and December 31, 2020:

	Number of shares as of		Number of shares as of
	September 30, 2021		December 31, 2020
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$0.95 - $1.99	1,257	1,257	1,904	1,904
$2.00 - $2.99	1,525	497	1,570	180
$3.00 - $3.99	4,479	3,572	4,973	3,306
$4.00 - $4.99	2,925	1,465	1,540	1,217
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	2,935	2,935	4,770	4,770
$7.00 - $7.99	1,190	1,190	1,220	1,220
Total shares	14,311	10,916	15,977	12,597

At September 30, 2021 the aggregate intrinsic value of options outstanding and exercisable was $24.1 million and $17.4 million, respectively. There were 1,054,541 options exercised for the nine months ended September 30, 2021 compared to 269,100 for the comparable period in 2020. The total intrinsic value of options exercised was $1.1 million and $308,000 for the nine-month periods ended September 30, 2021 and 2020. There were 881,000 shares available for future stock option grants under existing plans as of September 30, 2021.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases of Company Stock

The table below describes the purchase of our common stock for the nine-month ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	734,700	$5.03	44,247	$2.94
Shares redeemed upon net exercise of stock options	56,983	4.47	46,909	2.86
Other purchases	–	–	200,000	3.51
Total stock purchases	791,683	$4.99	291,156	$3.32

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2021, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2021	2020
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$282,744	$491,307
Unearned acquisition fees and originations costs	(104)	826
Finance receivables	$282,640	$492,133

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(In thousands)
Delinquency Status
Current	$234,782	$406,693
31 - 60 days	33,929	56,572
61 - 90 days	11,734	22,660
91 + days	2,299	5,382
	$282,744	$491,307

Finance receivables totaling $2.3 million and $5.4 million at September 30, 2021 and December 31, 2020, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost basis of our finance receivables by annual vintage as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
	(In thousands)
Annual Vintage Pool
2012 and prior	$203	$608
2013	1,575	4,483
2014	9,382	23,115
2015	38,397	78,457
2016	94,092	163,677
2017	139,095	220,967
	$282,744	$491,307

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Balance at beginning of period	$72,242	$98,602	$80,790	$11,640
Early adoption of CECL	–	–	–	127,000
Provision for credit losses on finance receivables	(1,590)	7,400	(1,590)	14,113
Charge-offs	(6,336)	(15,574)	(25,157)	(73,096)
Recoveries	4,408	3,790	14,681	14,561
Balance at end of period	$68,724	$94,218	$68,724	$94,218

For the three and nine months ended September 30, 2021, we recorded a reduction to provision for credit losses on finance receivables in the amount of $1.6 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance. The Company made additional provisions for credit losses of $7.4 million and $14.1 million for the three-month and nine-month periods ended September 30, 2020, respectively. Those reserve increases were made in consideration for the uncertainty associated with the pandemic.

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

	September 30,	December 31,
	2021	2020
	(In thousands)
Gross balance of repossessions in inventory	$4,642	$15,589
Allowance for losses on repossessed inventory	(2,410)	(11,790)
Net repossessed inventory included in other assets	$2,232	$3,799

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2021 (2)	Principal	2021	2020	2021
	(Dollars in thousands)
CPS 2016-A	March 2023	–	329,460	–	37,158	–
CPS 2016-B	June 2023	–	332,690	–	46,079	–
CPS 2016-C	September 2023	26,578	318,500	25,373	47,325	8.39%
CPS 2016-D	April 2024	22,636	206,325	19,402	36,455	6.86%
CPS 2017-A	April 2024	25,943	206,320	22,163	40,619	6.84%
CPS 2017-B	December 2023	32,980	225,170	17,592	39,016	5.75%
CPS 2017-C	September 2024	35,175	224,825	30,272	47,553	5.40%
CPS 2017-D	June 2024	36,323	196,300	31,136	49,297	4.77%
CPS 2018-A	March 2025	40,366	190,000	34,447	53,549	4.54%
CPS 2018-B	December 2024	49,034	201,823	42,028	66,955	4.98%
CPS 2018-C	September 2025	55,619	230,275	49,803	77,345	5.14%
CPS 2018-D	June 2025	67,792	233,730	57,940	88,228	4.98%
CPS 2019-A	March 2026	84,896	254,400	72,357	114,373	4.76%
CPS 2019-B	June 2026	83,881	228,275	72,804	118,982	4.42%
CPS 2019-C	September 2026	98,171	243,513	88,668	142,080	3.62%
CPS 2019-D	December 2026	126,247	274,313	115,544	181,485	3.09%
CPS 2020-A	March 2027	121,595	260,000	117,252	184,944	3.18%
CPS 2020-B	June 2027	127,469	202,343	104,048	164,403	4.18%
CPS 2020-C	November 2027	172,254	252,200	162,049	231,961	2.11%
CPS 2021-A	March 2028	186,415	230,545	171,918	–	0.88%
CPS 2021-B	June 2028	211,244	240,000	203,796	–	1.14%
CPS 2021-C	September 2028	286,516	291,000	276,228	–	1.04%
		$1,891,134	$5,372,007	$1,714,820	$1,767,807

 _________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $208.3 million in 2021, $606.7 million in 2022, $516.1 million in 2023, $129.9 million in 2024, $146.5 million in 2025, $73.9 million in 2026, and $21.5 million in 2027.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $11.4 million and $10.6 million as of September 30, 2021 and December 31, 2020, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the securitization trust debt on our Unaudited Condensed Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of September 30, 2021, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2021, restricted cash under the various agreements totaled approximately $145.0 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at September 30, 2021 and December 31, 2020 are summarized below:

			Amount Outstanding at
			September	December 31,
			2021	2020
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	N/A	$–	$42,558

	3.00% over one month Libor (Minimum 3.75%)	December 2022	60,713	45,689

	4.00% over a commercial paper rate (Minimum 5.00%)	December 2021	37,710	32,265

Residual interest financing	8.60%	January 2026	15,281	25,576

	7.86%	June 2026	50,000	–

Subordinated renewable notes	Weighted average rate of 9.35% and 10.09% at September 30, 2021 and December 31, 2020, respectively	Weighted average maturity of October 2023 and January 2023 at September 30, 2021 and December 31, 2020, respectively	27,462	21,323

			$191,166	$167,411

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, we had short-term funding capacity of $300 million, comprising three credit facilities. We repaid the outstanding balance for the facility first established in April 2015 at its maturity date in February 2021 and elected not to renew it. As of September 30, 2021, our short-term funding capacity is $200 million, comprising two credit facilities.

Unamortized debt issuance costs of $692,000 and $150,000 as of September 30, 2021 and December 31, 2020, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $655,000 and $1.5 million as of September 30, 2021 and December 31, 2020, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Interest on finance receivables	$16,062	$29,753	$56,652	$101,333
Interest on finance receivables at fair value	50,951	42,808	141,882	125,273
Mark to finance receivables measured at fair value	–	(3,152)	(4,417)	(23,051)
Other interest income	5	21	17	665
Interest income	$67,018	$69,430	$194,134	$204,220

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Securitization trust debt	$15,292	$21,605	$50,568	$67,770
Warehouse lines of credit	929	1,856	3,264	6,294
Residual interest financing	1,413	876	2,446	2,734
Subordinated renewable notes	700	564	1,982	1,579
Interest expense	$18,334	$24,901	$58,260	$78,377

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2021 and 2020 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	23,011	22,666	22,866	22,630
Incremental common shares attributable to exercise of outstanding options and warrants	3,207	1,242	2,573	1,195
Weighted average number of common shares used to compute diluted earnings per share	26,218	23,908	25,439	23,825

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2021 would have included an additional 5.6 million and 5.8 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2020, an additional 14.2 million and 13.5 million shares, respectively, would be included in the diluted earnings per share calculation.

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

As of September 30, 2021, and December 31, 2020, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $25.4 million as of September 30, 2021 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $25.4 million consists of approximately $14.6 million of net U.S. federal deferred tax assets and $10.8 million of net state deferred tax assets.

Income tax expense was $5.9 million and $12.8 million for the three months and nine months ended September 30, 2021, representing effective income tax rates of 30% and 31%, respectively. Income tax expense was $2.1 million for the three months ended September 30, 2020. Income tax benefit was $3.9 million for the nine months ended September 30, 2020, which includes net tax benefits of $8.8 million. Excluding the tax benefit, income tax expense would have been $8.7 million for the nine months ended September 30, 2020, representing an effective income tax rate of 36%.

(8) Legal Proceedings

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate.

For the most part, we have legal and factual defenses to consumer claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. There are as of the date of this report two civil actions that could possibly result in a material liability, if resolved adversely and on a class basis, as the respective plaintiffs allege would be appropriate.

Following our filing of a complaint for a deficiency judgment in the Superior Court at Waterbury, Connecticut, the defendant filed a cross-claim alleging that our deficiency notices were not compliant with Connecticut law, and seeking relief on behalf of a class of Connecticut obligors whose vehicles we had repossessed. The defendant’s contract provides for resolution of disputes exclusively by arbitration, and exclusively on an individual basis, not a class basis. In August 2021, the court denied our motion to compel arbitration, without opinion. As of the date of this report, no motion for certification of a class has been filed or granted.

Also in August 2021, an obligor in Florida filed a complaint in the Circuit Court of Miami-Dade County, alleging that our assessment and computation of late fees was deceptive and unfair, and also alleging that resolution on a class basis would be appropriate. The plaintiff is bound by an agreement to arbitrate all claims, and to resolve claims on an individual basis and not on a class basis. The Company has removed the case to the federal district court, and plans to file a motion to compel arbitration, on an individual basis in accordance with the terms of the plaintiff’s agreement.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of September 30, 2021, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of September 30, 2021 is immaterial, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of September 30, 2021 does not exceed $5.8 million.

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

For the quarter ended September 30, 2021, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Balance at beginning of period	$1,582,175	$1,537,649	$1,523,726	$1,444,038
Finance receivables at fair value acquired during period	310,340	173,209	795,457	572,938
Payments received on finance receivables at fair value	(191,458)	(132,847)	(546,897)	(354,910)
Net interest income accretion on fair value receivables	(33,864)	(33,904)	(100,676)	(98,060)
Mark to fair value	–	(3,152)	(4,417)	(23,051)
Balance at end of period	$1,667,193	$1,540,955	$1,667,193	$1,540,955

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	September 30, 2021		December 31, 2020
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$1,874,111	$1,667,193	$1,668,076	$1,523,726

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	September 30,	December 31,		September 30,	December 31,
	2021	2020	Unobservable Inputs	2021	2020
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,667,193	$1,523,726	Discount rate	10.9% - 11.3%	10.4% - 11.1%
			Cumulative net losse	10.3% - 18.4%	15.3% - 18.4%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of September 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In thousands)
Delinquency Status
Current	$1,722,619	$1,505,486
31 - 60 days	93,723	96,296
61 - 90 days	31,221	36,436
91 + days	9,445	9,607
Repo	17,103	20,251
	$1,874,111	$1,668,076

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2021 the finance receivables related to the repossessed vehicles in inventory totaled $4.6 million. We have applied a valuation adjustment, or loss allowance, of $2.4 million, which is based on a recovery rate of approximately 48%, resulting in an estimated fair value and carrying amount of $2.2 million. The fair value and carrying amount of the repossessed inventory at December 31, 2020 was $3.8 million after applying a valuation adjustment of $11.8 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the nine months ended September 30, 2021 and 2020.

The estimated fair values of financial assets and liabilities at September 30, 2021 and December 31, 2020, were as follows:

	As of September 30, 2021
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$28,799	$28,799	$–	$–	$28,799
Restricted cash and equivalents	144,966	144,966	–	–	144,966
Finance receivables, net	213,916	–	–	219,530	219,530
Accrued interest receivable	2,930	–	–	2,930	2,930
Liabilities:
Warehouse lines of credit	$97,768	$–	$–	$97,768	$97,768
Accrued interest payable	3,888	–	–	3,888	3,888
Securitization trust debt	1,703,465	–	–	1,445,461	1,445,461
Subordinated renewable notes	27,462	–	–	27,462	27,462

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,466	$13,466	$–	$–	$13,466
Restricted cash and equivalents	130,686	130,686	–	–	130,686
Finance receivables, net	411,343	–	–	429,972	429,972
Accrued interest receivable	5,017	–	–	5,017	5,017
Liabilities:
Warehouse lines of credit	$118,999	$–	$–	$118,999	$118,999
Accrued interest payable	4,919	–	–	4,919	4,919
Securitization trust debt	1,803,673	–	–	1,862,630	1,862,630
Subordinated renewable notes	21,323	–	–	21,323	21,323

(10) Subsequent Events

On October 20, 2021, the Company purchased 1,999,995 shares of its stock for a purchase price of $12.5 million. The shares were acquired by the seller in 2018 upon the exercise of a warrant that the Company issued to its lender upon the 2008 amendment and partial repayment of outstanding debt under a residual interest financing. The shares purchased, which represent approximately 8.7% of the common shares outstanding prior to the transaction, have been cancelled and retired.

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2021, we have originated a total of approximately $17.8 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2015	1,060,538	2,031,136
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
Nine months ended September 30, 2021	818,341	2,184,142

In May 2021, we entered into arrangements with two non-affiliated entities for whom we originate certain receivables with the intention of selling them to the respective non-affiiliates. Depending on the program, we may or may not continue to service receivables after they are sold. Under these programs, we earn fees for originating the receivable and also servicing fees in the case where we retain the servicing. For the nine months ended September 30, 2021, we originated $23.7 million under these third-party programs. As of September 30, 2021, our managed portfolio includes $22.6 million of such third-party receivables.

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

Since 1994 we have conducted 90 term securitizations of automobile contracts that we originated. As of September 30, 2021, 20 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2015 and 2020, we closed only three term securitization transactions in each calendar year rather than four.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2015	3	$795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
Nine months ended September 30, 2021	3	785,000

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2021, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2021 with the three months ended September 30, 2020

Revenues.  During the three months ended September 30, 2021, our revenues were $68.6 million, a decrease of $2.1 million, or 3.0%, from the prior year revenue of $70.7 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended September 30, 2021 decreased $5.6 million, or 7.7%, to $67.0 million from $72.6 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our legacy portfolio of finance receivables originated prior to January 2018, the average balance of which decreased by 51.0% from the prior period. The decrease in interest from that legacy portion of our portfolio was partially offset by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of the two components of our loan portfolio for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$305,820	$16,067	21.0%	$624,532	$29,775	19.1%
Finance receivables measured at fair value	1,837,138	50,951	11.1%	1,646,022	42,807	10.4%
Total	$2,142,958	$67,018	12.5%	$2,270,554	$72,582	12.8%

Revenues for the three months ended September 30, 2020 are net of a mark down of $3.2 million to the recorded value of the finance receivables measured at fair value. The mark downs are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic. Our evaluation of these finance receivables measured at fair value for the three months ended September 30, 2021 indicated that no adjustment was required for the period.

Other income was $1.5 million for the three months ended September 30, 2021 compared to $1.2 million for the comparable period in 2020. This 24.9% increase was primarily driven by the origination and servicing fees we earned from third party receivables that began in May 2021. These fees were $495,000 for the quarter ended September 30, 2021.

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

Total operating expenses were $49.0 million for the three months ended September 30, 2021, compared to $64.8 million for the prior period, a decrease of $15.8 million, or 24.3%. The decrease is primarily due to decreases in interest expense and provisions for credit losses.

Employee costs were $18.2 million during the three months ended September 30, 2021 compared to $19.2 million for the same quarter in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(Dollars in millions)
Contracts purchased (dollars)	$326.8	$174.0
Contracts purchased (units)	14,741	9,106
Managed portfolio outstanding (dollars)	$2,184.1	$2,250.4
Managed portfolio outstanding (units)	156,456	168,071

Number of Originations staff	170	161
Number of Sales staff	110	94
Number of Servicing staff	397	472
Number of other staff	74	73
Total number of employees	751	800

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $7.5 million, a decrease from $7.8 million in the previous year and represented 15.2% of total operating expenses.

Interest expense for the three months ended September 30, 2021 were $18.3 million and represented 37.4% of total operating expenses, compared to $24.9 million in the previous year, when it was 38.4% of total operating expenses.

Interest on securitization trust debt decreased by $6.3 million for the three months ended September 30, 2021 compared to the prior period. The average balance of securitization trust debt decreased to $1,819.8 million for the three months ended September 30, 2021 compared to $1,979.5 million for the three months ended September 30, 2020. In addition, the blended interest rates on new term securitizations have declined in 2020 and 2021. The annualized average rate on our securitization trust debt was 3.4% for the three months ended September 30, 2021 compared to 4.4% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%

Interest expense on warehouse credit line debt decreased by $928,000 to $929,000 for the three months ended September 30, 2021 compared to $1.9 million in the prior year period. The decrease was due to the lower utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $39.4 million during the three months ended September 30, 2021 compared to $90.7 million for the same period in 2020.

Interest expense on subordinated renewable notes increased by $137,000. The average balance of the outstanding subordinated debt increased 36.1% to $26.9 million for the three months ended September 30, 2021 compared to $19.7 million for the three months ended September 30, 2020. The average yield of subordinated notes decreased to 10.4% in the three-month period ended September 30, 2021 compared to 11.4% in the prior period.

In May 2018 and June 2021, we completed two residual interest financings of our residual interests from previously issued securitizations in the amounts of $40.0 million and $50.0 million, respectively. Interest expense on these residual interest financings was $1.4 million for the three months ended September 30, 2021 compared to $876,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$305,820	$16,067	21.0%	$624,532	$29,775	19.1%
Finance receivables at fair value	1,837,138	50,951	11.1%	1,646,022	42,807	10.4%
	2,142,958	67,018	12.5%	2,270,554	72,582	12.8%

Interest Bearing Liabilities
Warehouse lines of credit	$39,447	929	9.4%	$90,697	1,857	8.2%
Residual interest financing	66,824	1,413	8.5%	36,407	876	9.6%
Securitization trust debt	1,819,789	15,292	3.4%	1,979,491	21,605	4.4%
Subordinated renewable notes	26,868	700	10.4%	19,737	563	11.4%
	$1,952,928	18,334	3.8%	$2,126,332	24,901	4.7%

Net interest income/spread		$48,684			$47,681
Net interest yield (3)			8.7%			8.1%
Ratio of average interest earning assets to average interest bearing liabilities			110%			107%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2021
	Compared to September 30, 2020
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(13,708)	$(15,161)	$1,453
Finance receivables at fair value	8,144	4,929	3,215
	(5,564)	(10,232)	4,668
Interest Bearing Liabilities
Warehouse lines of credit	(928)	(1,046)	118
Residual interest financing	537	721	(184)
Securitization trust debt	(6,313)	(1,764)	(4,549)
Subordinated renewable notes	137	204	(67)
	(6,567)	(1,885)	(4,682)

Net interest income/spread	$1,003	$(8,347)	$9,350

The reduction in the annualized yield on our finance receivables for the three months ended September 30, 2021 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,837.1 million for the three months ended September 30, 2021 compared to $1,646.0 million in the prior year period.

Effective January 1, 2020, the Company adopted Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss model, generally referred to as CECL. Adoption of CECL required the establishment of an allowance for the remaining expected lifetime credit losses on the portion of the Company’s receivable portfolio that was originated prior to January 2018. The Company recorded an addition to its allowance for finance credit losses of $127.0 million upon its adoption of CECL in January 2020. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

For the three months ended September 30, 2021, we recorded a reduction to provision for credit losses on finance receivables in the amount of $1.6 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance. Provision for credit losses was $7.4 million for the three months ended September 30, 2020. That provision represented our estimate in 2020 of additional forecasted losses that might be incurred as a result of the pandemic in our portfolio of finance receivables. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded upon our adoption of CECL in January 2020.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of September 30, 2021. Although we have not yet seen a deterioration in the credit performance for these receivables as a result of the pandemic, we expect that the absence of any additional government stimulus payments, the expiration of the eviction moratorium and a reversion to the mean for used car pricing could negatively affect credit performance in the future.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $1.1 million to $4.3 million during the three months ended September 30, 2021 and represented 8.7% of total operating expenses. We purchased $326.8 million of new contracts during the three months ended September 30, 2021 compared to $174.0 million in the prior year period. In our second quarter of 2020, we experienced a significant reduction in contract purchases due to the pandemic and partial shutdown of the economy. Since then, our contract purchase volumes have gradually increased to pre-pandemic levels.

Occupancy expenses was $2.0 million for the three months ending September 30, 2021 compared to $1.8 million in the prior year period.

Depreciation and amortization expenses decreased to $409,000 compared to $438,000 in the previous year and represented 0.8% of total operating expenses.

For the three months ended September 30, 2021, we recorded income tax expense of $5.9 million, representing a 30% effective tax rate. In the prior period, our income tax expense was $2.1 million, representing a 36% effective tax rate.

Comparison of Operating Results for the nine months ended September 30, 2021 with the nine months ended September 30, 2020

Revenues.  During the nine months ended September 30, 2021, our revenues were $198.4 million, a decrease of $10.3 million, or 4.9%, from the prior year revenue of $208.7 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the nine months ended September 30, 2021 decreased $28.7 million, or 12.6%, to $198.6 million from $227.3 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our legacy portfolio of finance receivables originated prior to January 2018, the average balance of which decreased by 44.4% from the prior period. The decrease in interest from that legacy portion of our portfolio was partially offset by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balances and interest yields of the two components of our loan portfolio for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021			2020
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$375,642	$56,669	20.1%	$734,195	$101,998	18.5%
Finance receivables measured at fair value	1,757,787	141,882	10.8%	1,619,399	125,273	10.3%
Total	$2,133,429	$198,551	12.4%	$2,353,594	$227,271	12.9%

Revenues for the nine months ended September 30, 2021 and 2020 are net of a mark downs of $4.4 million and $23.1 million, respectively, to the recorded value of the finance receivables measured at fair value. The mark downs are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic.

Other income was $4.3 million for the nine months ended September 30, 2021 compared to $4.5 million for the nine months ended September 30, 2020.

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

Total operating expenses were $157.1 million for the nine months ended September 30, 2021, compared to $195.1 million for the prior period, a decrease of $38.0 million, or 19.5%. The decrease is primarily due to decreases in interest expense, provisions for credit losses and employee costs.

Employee costs decreased by $3.0 million or 5.0%, to $57.8 million during the nine months ended September 30, 2021, representing 36.8% of operating expenses, from $60.8 million for the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Contracts purchased (dollars)	$818.3	$575.9
Contracts purchased (units)	39,929	31,475
Managed portfolio outstanding (dollars)	$2,184.1	$2,250.4
Managed portfolio outstanding (units)	156,456	168,071

Number of Originations staff	170	161
Number of Sales staff	110	94
Number of Servicing staff	397	472
Number of other staff	74	73
Total number of employees	751	800

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $23.0 million, a decrease from $24.4 million in the previous year and represented 14.7% of total operating expenses.

Interest expense for the nine months ended September 30, 2021 were $58.3 million and represented 37.1% of total operating expenses, compared to $78.4 million in the previous year, when it was 40.2% of total operating expenses.

Interest on securitization trust debt decreased by $17.2 million for the nine months ended September 30, 2021 compared to the prior period. The average balance of securitization trust debt decreased to $1,842.7 million for the nine months ended September 30, 2021 compared to $2,058.1 million for the nine months ended September 30, 2020. In addition, the blended interest rates on new term securitizations have declined in 2020 and 2021. The annualized average rate on our securitization trust debt was 3.7% for the nine months ended September 30, 2021 compared to 4.4% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%

Interest expense on warehouse credit line debt decreased by $3.0 million to $3.3 million for the nine months ended September 30, 2021 compared to $6.3 million in the prior year period. The decrease was primarily due to the lower utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $46.7 million during the nine months ended September 30, 2021 compared to $107.4 million for the same period in 2020.

Interest expense on subordinated renewable notes increased by $401,000. The average balance of the outstanding subordinated debt increased 30.7% to $24.6 million for the nine months ended September 30, 2021 compared to $18.8 million for the nine months ended September 30, 2020. The average yield of subordinated notes decreased to 10.7% in the nine-month period ended September 30, 2021 compared to 11.2% in the prior period.

In May 2018 and June 2021, we completed two residual interest financings of our residual interests from previously issued securitizations in the amounts of $40.0 million and $50.0 million, respectively. Interest expense on these residual interest financings was $2.4 million for the nine months ended September 30, 2021 compared to $2.7 million in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021			2020
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$375,642	$56,669	20.1%	$734,195	$101,998	18.5%
Finance receivables at fair value	1,757,787	141,882	10.8%	1,619,399	125,273	10.3%
	2,133,429	198,551	12.4%	2,353,594	227,271	12.9%

Interest Bearing Liabilities
Warehouse lines of credit	$46,709	3,265	9.3%	$107,388	6,294	7.8%
Residual interest financing	36,101	2,446	9.0%	37,959	2,734	9.6%
Securitization trust debt	1,842,694	50,568	3.7%	2,058,110	67,770	4.4%
Subordinated renewable notes	24,637	1,981	10.7%	18,847	1,580	11.2%
	$1,950,141	58,260	4.0%	$2,222,304	78,378	4.7%

Net interest income/spread		$140,291			$148,893
Net interest yield (3)			8.4%			8.2%
Ratio of average interest earning assets to average interest bearing liabilities			109%			106%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2021
	Compared to September 30, 2020
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(45,329)	$(51,307)	$5,978
Finance receivables at fair value	16,609	8,738	7,871
	(28,720)	(42,569)	13,849
Interest Bearing Liabilities
Warehouse lines of credit	(3,029)	(3,732)	703
Residual interest financing	(288)	(82)	(206)
Securitization trust debt	(17,202)	(3,724)	(13,478)
Subordinated renewable notes	401	513	(112)
	(20,118)	(7,025)	(13,093)

Net interest income/spread	$(8,602)	$(35,544)	$26,942

The reduction in the annualized yield on our finance receivables for the nine months ended September 30, 2021 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,757.8 million for the nine months ended September 30, 2021 compared to $1,619.4 million in the prior year period.

Effective January 1, 2020, the Company adopted Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss model, generally referred to as CECL. Adoption of CECL required the establishment of an allowance for the remaining expected lifetime credit losses on the portion of the Company’s receivable portfolio that was originated prior to January 2018. The Company recorded an addition to its allowance for finance credit losses of $127.0 million upon its adoption of CECL in January 2020. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

For the nine months ended September 30, 2021, we recorded a reduction to provision for credit losses on finance receivables in the amount of $1.6 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance. Provision for credit losses was $14.1 million for the nine months ended September 30, 2020. That provision represented our estimate in 2020 of additional forecasted losses that might be incurred as a result of the pandemic on our portfolio of finance receivables. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded upon our adoption of CECL in January 2020.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of September 30, 2021. Although we have not yet seen a deterioration in the credit performance for these receivables as a result of the pandemic, we expect that the absence of any additional government stimulus payments, the expiration of the eviction moratorium and a reversion to the mean for used car pricing could negatively affect credit performance in the future.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $1.8 million to $12.5 million during the nine months ended September 30, 2021 and represented 7.9% of total operating expenses. We purchased $818.3 million of new contracts during the nine months ended September 30, 2021 compared to $575.9 million in the prior year period. In our second quarter of 2020, we experienced a significant reduction in contract purchases due to the pandemic and partial shutdown of the economy. Since then, our contract purchase volumes have gradually increased to pre-pandemic levels.

Occupancy expenses was $5.9 million for the nine months ending September 30, 2021 compared to $5.4 million in the prior year period.

Depreciation and amortization expenses decreased by $90,000 to $1.3 million and represented 0.8% of total operating expenses.

For the nine months ended September 30, 2021 we recorded income tax expense of $12.8 million, representing a 31% effective tax rate. For the nine months ended September 30, 2020, we recorded a net income tax benefit of $3.9 million. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the CARES Act provides for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $8.8 million. Excluding the tax benefit, income tax expense for the nine months ended September 30, 2020 would have been $4.9 million, representing an effective income tax rate of 36%.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	September 30, 2021		September 30, 2020		December 31, 2020
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	156,456	$2,184,142	168,071	$2,250,395	163,117	$2,174,972
Period of delinquency (2)
31-60 days	9,621	$127,900	9,883	$133,671	11,357	$152,868
61-90 days	3,371	42,997	3,771	49,376	4,525	59,096
91+ days	961	11,745	1,413	16,067	1,290	14,989
Total delinquencies (2)	13,953	182,642	15,067	199,114	17,172	226,953
Amount in repossession (3)	1,792	21,803	2,733	32,383	2,979	35,839
Total delinquencies and amount in repossession (2)	15,745	$204,445	17,800	$231,497	20,151	$262,792

Delinquencies as a percentage of gross servicing portfolio	8.9%	8.4%	9.0%	8.8%	10.5%	10.4%
	.
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	10.1%	9.4%	10.6%	10.3%	12.4%	12.1%

Extension Experience
Contracts with one extension, accruing	23,730	$320,330	30,912	$441,306	29,709	$417,347
Contracts with two or more extensions, accruing	48,840	548,609	56,204	675,607	55,885	665,572
	72,570	868,939	87,116	1,116,913	85,594	1,082,919

Contracts with one extension, non-accrual (4)	530	6,440	761	9,872	915	12,408
Contracts with two or more extensions, non-accrual (4)	1,210	13,376	2,505	28,126	2,502	28,189
	1,740	19,816	3,266	37,998	3,417	40,597

Total contracts with extensions	74,310	$888,755	90,382	$1,154,911	89,011	$1,123,516

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	September 30,	September 30,	December 31,
	2021	2020	2020
	(Dollars in thousands)
Average servicing portfolio outstanding	$305,820	$624,532	$684,259
Annualized net charge-offs as a percentage of average servicing portfolio (2)	3.8%	14.1%	11.7%

	Fair Value Receivables Portfolio
	September 30,	September 30,	December 31,
	2021	2020	2020
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,837,138	$1,646,022	$1,631,491
Annualized net charge-offs as a percentage of average servicing portfolio (2)	2.7%	3.5%	4.3%

	Total Managed Portfolio
	September 30,	September 30,	December 31,
	2021	2020	2020
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,142,958	$2,270,554	$2,315,750
Annualized net charge-offs as a percentage of average servicing portfolio (2)	2.8%	6.4%	6.5%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2021 and September 30, 2020 percentages represent three months ended September 30, 2021 and September 30, 2020 annualized. December 31, 2020 represents 12 months ended December 31, 2020.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2021, for accounts that received extensions from 2008 through 2020:

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2021	% Active or Paid Off at September 30, 2021	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2008	35,588	10,708	30.1%	20,061	56.4%	4,819	13.5%	19
2009	32,226	10,274	31.9%	16,170	50.2%	5,783	17.9%	17
2010	26,167	12,165	46.5%	12,009	45.9%	1,999	7.6%	19
2011	18,786	10,972	58.4%	6,882	36.6%	932	5.0%	19
2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18
2013	23,398	11,165	47.7%	11,257	48.1%	976	4.2%	23
2014	25,773	10,564	41.0%	14,383	55.8%	826	3.2%	25
2015	53,319	22,770	42.7%	29,467	55.3%	1,082	2.0%	25
2016	80,897	38,161	47.2%	40,803	50.4%	1,933	2.4%	25
2017	133,881	64,944	48.5%	61,977	46.3%	6,926	5.2%	20
2018	121,531	70,569	58.1%	44,955	37.0%	6,007	4.9%	17
2019	71,548	54,700	76.5%	14,906	20.8%	1,942	2.7%	14
2020	83,170	72,769	87.5%	8,302	10.0%	2,099	2.5%	9

 ______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2018, 59.2% were either paid in full or active and performing September 30, 2021. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2021	2020	2020

Average number of extensions granted per month	3,656	6,931	7,256

Average number of outstanding accounts	157,976	172,129	174,549

Average monthly extensions as % of average outstandings	2.3%	4.0%	4.2%

 ______________________

Note: Table excludes portfolios originated and owned by third parties

	September 30, 2021		September 30, 2020		December 31, 2020
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	24,260	$326,770	31,673	$451,178	30,624	$429,754
Contracts with two extensions	16,888	216,878	19,028	252,189	19,381	259,236
Contracts with three extensions	12,155	144,035	13,228	161,303	13,117	159,447
Contracts with four extensions	9,379	97,391	11,281	130,279	10,868	122,469
Contracts with five extensions	6,782	63,531	8,801	95,481	8,548	90,322
Contracts with six extensions	4,846	40,149	6,371	64,481	6,473	62,288
	74,310	$888,754	90,382	$1,154,911	89,011	$1,123,516

Managed portfolio (excluding originated and owned by 3rd parties)	156,456	$2,184,142	168,071	$2,250,395	163,117	$2,174,972

 _____________________

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

Net cash provided by operating activities for the nine-month period ended September 30, 2021 was $163.1 million, a decrease of $27.5 million, compared to net cash provided by operating activities for the nine-month period ended September 30, 2020 of $190.6 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $50.2 million for the nine months ended September 30, 2021. Net cash provided by investing activities for the nine-month period ended September 30, 2020 was $45.4 million. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $818.3 million and $572.9 million during the first nine months of 2021 and 2020, respectively.

Net cash used in financing activities for the nine months ended September 30, 2021 was $83.3 million compared to $164.6 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2021, we issued $761.5 million in new securitization trust debt compared to $714.5 million in the same period of 2020. We repaid $861.0 million in securitization trust debt in the nine months ended September 30, 2021 compared to repayments of securitization trust debt of $764.1 million in the prior year period. In the nine months ended September 30, 2021, we had net repayments on warehouse lines of credit of $22.1 million, compared to $104.7 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2021, we had unrestricted cash of $28.8 million and $102.2 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of September 30, 2021, we had approximately $95.6 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the nine-month period ended September 30, 2021, we completed three securitizations aggregating $761.5 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2021, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2021, we had approximately $1,893.3 million of debt outstanding. Such debt consisted primarily of $1,703.5 million of securitization trust debt and $97.8 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $100.2 million while our warehouse lines of credit debt has decreased by $21.2 million since December 31, 2020 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $27.5 million and $21.3 million in subordinated renewable notes outstanding at September 30, 2021 and December 31, 2020, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At September 30, 2021, $15.3 million of this residual interest financing debt remains outstanding. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of September 30, 2021, $50.0 million of this debt remains outstanding.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2021, we had approximately $1,893.3 million of debt outstanding. Such debt consisted primarily of $1,703.5 million of securitization trust debt and $97.8 million of debt from warehouse lines of credit. Our securitization trust debt has decreased by $100.2 million while our warehouse lines of credit debt has decreased by $21.2 million since December 31, 2020 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $27.5 million and $21.3 million in subordinated renewable notes outstanding at September 30, 2021 and December 31, 2020, respectively. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. At September 30, 2021, $15.3 million of this residual interest financing debt remains outstanding. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of September 30, 2021, $50.0 million of this debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we repurchased 433,612 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

July 2021	94,800	$4.82	94,800	$3,207,203
August 2021	150,825	$5.54	150,825	$2,370,949
September 2021	187,987	$5.73	187,987	$1,292,953
Total	433,612	$5.47	433,612

 ____________________

(1)	Each monthly period is the calendar month.

(2)	Through September 30, 2021, our board of directors had authorized the purchase of up to $74.5 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Outside of the program described above, and after the end of the quarter (on October 20, 2021), we purchased 1,999,995 shares of our outstanding common stock for a purchase price of $12.5 million.

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

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)
Date: November 10, 2021
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

