Form 10-K
period 2021-12-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2022-03-16
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the 15,970,613 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $4.50 per share reported by Nasdaq as of June 30, 2021, was approximately $71,867,759. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant.

The number of shares of the registrant's Common Stock outstanding on March 8, 2022 was 21,267,402.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2021 annual shareholders meeting is incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	58

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2021, we have purchased a total of approximately $18.1 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2021 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2017	$859,069	$2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069

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

Most of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee sales representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our sales representatives represent us exclusively. They may work from our Irvine branch, our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our sales representatives present dealers with a sales package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2021, we had 72 sales representatives, and in that month, we received applications from 7,285 dealers in 47 states. As of December 31, 2021, approximately 74% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

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

During the year ended December 31, 2021 automobile contracts originated under the direct lending platform represented 3.1% of our total acquisitions and represented 2.6% of our outstanding managed portfolio as of December 31, 2021. Regardless of whether an automobile contract is originated from one of our dealers or through our direct lending platform, the discussion that follows regarding our acquisitions guidelines, procedures and demographic statistics applies to all of our originated contracts.

For the year ended December 31, 2021 approximately 82% of the automobile contracts originated under our programs consisted of financing for used cars and 18% consisted of financing for new cars.

We generally solicit applications with the intent of originating contracts to hold as investments in our own portfolio. However, in May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that do not meet our lending criteria. We service all such contracts on behalf of the third-party.

For contracts we originate for our own portfolio, we generally finance them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 91 term securitizations of approximately $16.2 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2021, we had two such short-term warehouse facilities, each with a maximum borrowing amount of $100 million.

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

Traditional automobile finance companies, such as banks, their subsidiaries, credit unions and captive finance subsidiaries of automobile manufacturers, generally lend to the most creditworthy, or so-called prime borrowers, although some traditional lenders are significant participants in the sub-prime segment in which we operate. Historically, independent companies specializing in sub-prime automobile financing and subsidiaries of larger financial services companies have competed in the sub-prime segment which we believe remains highly fragmented, with no single company having a dominant position in the market.

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

Coronavirus Pandemic

In December 2019, a new strain of coronavirus (the “COVID-19 virus”) originated in Wuhan, China. Since its discovery, the COVID-19 virus has spread throughout the world, and the outbreak has been declared to be a pandemic by the World Health Organization. We refer from time to time in this report to the outbreak and spread of the COVID-19 virus as “the pandemic.” In March 2020 at the outset of the pandemic we complied with government mandated shutdown orders in the five locations we operate by arranging for many of our staff to work from home and invoking various safety protocols for workers who remained in our offices. In April 2020, we laid off approximately 100 workers, or about 10% of our workforce, throughout our offices because of significant reductions in new contract originations. As of December 31, 2021, most of our staff were working without a significant impact from the pandemic.

Contract Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer's customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency, and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. For the year ended December 31, 2021, we received 1.7 million applications. Approximately 64% of all applications came through DealerTrack (the industry leading dealership application aggregator), 35% via another aggregator, Route One and 1% via our website. A portion of the DealerTrack and Route One volume are applications from our pass-through arrangements with other lenders who send us applications from their dealers in cases where those lenders choose not to approve those applications. For the year ended December 31, 2021, such pass-through applications represented 13% of our total applications. For the year ended December 31, 2021, our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

Upon receipt an application, if the application meets certain minimum criteria, we immediately order two credit reports to document the buyer's credit history and an alternative data credit score provided by a major credit reporting bureau. If, upon review by our proprietary automated decisioning system, or in some cases, one of our credit analysts, we determine that the applicant and structure of the automobile financing contract meets our criteria, we advise the dealer of our decision to approve the contract and the terms under which we will purchase it. For applications that do not meet our criteria, we may forward them to one or more business partners who also invest in subprime automobile contracts. In the case of one third-party partner, as described above, we may purchase contracts they approve, followed by immediate resale to them, after which we retain the servicing. If this third-party declines the application, we advise the dealer that we will not purchase the contract. Other partners to whom we refer applications may or may not choose to purchase such contracts by working directly with the dealers who submitted the applications. Unless otherwise notated, contract origination and managed portfolio data discussed herein includes third-party contracts.

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2021, no dealer accounted for as much as 1% of the total number of automobile contracts we purchased.

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

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2021 and 2020.

	Contracts Purchased During the Year Ended
	December 31, 2021		December 31, 2020
	Number	Percent (1)	Number	Percent (1)
California	5,928	10.9%	5,370	13.5%
Ohio	5,071	9.3%	4,425	11.1%
Texas	3,336	6.1%	2,033	5.1%
Indiana	2,725	5.0%	2,149	5.4%
Florida	2,716	5.0%	1,784	4.5%
Pennsylvania	2,525	4.6%	1,307	3.3%
North Carolina	2,378	4.4%	2,121	5.3%
Other States	29,638	54.6%	20,698	51.9%
Total	54,317	100.0%	39,887	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2021 and 2020.

	Outstanding Managed Portfolio as of
	December 31, 2021		December 31, 2020
	Amount	Percent (1)	Amount	Percent (1)
	($ in millions)
California	$265.3	11.8%	$251.5	11.6%
Ohio	205.6	9.1%	199.9	9.2%
Texas	140.7	6.3%	126.3	5.8%
North Carolina	114.8	5.1%	125.9	5.8%
Florida	112.7	5.0%	112.3	5.2%
All others	1,410.0	62.7%	1,359.1	62.5%
Total	$2,249.1	100.0%	$2,175.0	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

We purchase automobile contracts from dealers at a price generally computed as the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may be comprised of multiple components and which may either increase or decrease the automobile contract purchase price we pay. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract. The following table summarizes the average net acquisition fees we charged dealers and the weighted average annual percentage rate on contracts purchased for our own portfolio for the periods shown:

	2021	2020	2019	2018	2017
Average net acquisition fee charged (paid) to dealers (1)	$(65)	$71	$(25)	$(238)	$(34)
Average net acquisition fee as % of amount financed (1)	-0.3%	0.4%	-0.1%	-1.4%	-0.2%
Weighted average annual percentage interest rate	17.8%	19.3%	19.2%	18.3%	19.1%

(1) Not applicable to direct lending platform

Our pricing strategy is driven by our objectives for new contract purchase quantities and maximizing our risk adjusted yield. We believe that levels of acquisition fees are determined primarily by competition in the marketplace, which has been robust over the periods presented, and by our pricing strategy. We make changes to our pricing algorithm based on our volume goals, our own costs for borrowing and periodic recalibration of our risk-based scoring models.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 74% of our new contract acquisitions for our own portfolio in 2021, 75% in 2020, and 76% in 2019, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2021 and 2020.

	Contracts Purchased During the Year Ended (1)
	December 31, 2021		December 31, 2020
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$161,289	14.1%	$59,891	8.1%
Super Alpha	197,809	17.3%	96,764	13.0%
Alpha Plus	157,212	13.7%	165,374	22.3%
Alpha	304,978	26.6%	237,379	32.0%
Standard	177,876	15.5%	109,061	14.7%
Mercury / Delta	62,334	5.4%	46,948	6.3%
First Time Buyer	42,537	3.7%	27,167	3.7%
Third Parties	42,286	3.7%	n/a	n/a %
	$1,146,321	100.0%	$742,584	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

Our technology and human expertise provides for a 360-degree evaluation of an applicant’s employment and residence stability, income level and affordability, and creditworthiness in relation to the desired collateral securing the automobile contract. This perspective is used to assign application and structure allowances and limits related to price, term, amount of down payment, monthly payment, and interest rate; type of vehicle; and principal amount of the automobile contract in relation to the value of the vehicle.

Specifically, our funding guidelines generally limit the maximum principal amount of a purchased automobile contract to 125% of wholesale book value in the case of used vehicles or to 125% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a product to supplement the customer’s casualty policy in the event of a total loss of the related vehicle. We generally do not finance vehicles that are more than 11 model years old or have more than 150,000 miles. The maximum term of a purchased contract is 75 months, although we consider the loan to value and mileage as significant factors in determining the maximum term of a contract. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our funding staff verify the customer's employment, income, residency, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open-ended questions about his application and the contract, which may uncover potential misrepresentations.

Credit Scoring.  We use proprietary scoring models to assign two internal "credit scores" at the time the application is received. These proprietary scores are used to help determine whether we want to approve the application and, if so, the program and pricing we will offer either to the dealer, or in the case of our direct lending platform, directly to the customer. Our internal credit scores are based on a variety of parameters including traditional and alternative credit history, data derived from other sources such as house/rental payment, length of employment, residence stability and total income. When the dealer proposes a structure for the contract, our scores consider various deal structure parameters such as down payment amount, loan to value, payment to income, make and model, vehicle class, and mileage. We have developed our credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts.  All the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2021 and 2020:

	Contracts Purchased During the Year Ended
	December 31, 2021	December 31, 2020

Average Original Amount Financed	$21,104	$17,933
Weighted Average Original Term	70 months	68 months
Average Down Payment Percent	9.0%	7.9%
Average Vehicle Purchase Price	$19,881	$17,257
Average Age of Vehicle	5 years	4 years
Average Age of Customer	42 years	42 years
Average Time in Current Job	5 years	5 years
Average Household Annual Income	$61,377	$58,000

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

Coronavirus Pandemic

Beginning in April 2020, we experienced a decrease in monthly contract purchase volumes which continued through December 2020. Since January 2021, our contract purchase levels have returned to pre-pandemic levels.

Servicing and Collections

We currently service all automobile contracts that we own as well as those automobile contracts we service for third parties. We organize our servicing activities based on the tasks performed by our personnel. Our servicing activities consist of mailing monthly billing statements; contacting obligors whose payments are late; accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; skip tracing; repossessing and liquidating the collateral when necessary; collecting deficiency balances; and generally monitoring each automobile contract and the related collateral. For contracts that we securitize, we are typically entitled to receive a base monthly servicing fee equal to 2.5% per annum computed as a percentage of the declining outstanding principal balance of the non-charged-off automobile contracts. The servicing fee is included in interest income for contracts that are pledged to a warehouse credit facility or a securitization transaction. For contracts we service for third parties, we receive a base monthly servicing fee equal to 2.5%, and certain other incentive fees tied to credit performance.

Collection Procedures.  We believe that our ability to monitor performance and collect payments owed from sub-prime customers is primarily a function of our collection approach and support systems. We believe that if payment problems are identified early and our collection staff works closely with customers to address these problems, it is possible to correct many problems before they deteriorate further. To this end, we utilize pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of our collection activities, we maintain a computerized collection system specifically designed to service automobile contracts with sub-prime customers. We engage a nearshore third-party call center to supplement the efforts the collectors in our five branch locations. As of December 31, 2021, our nearshore partner had approximately 26 agents assigned to our portfolio.

We attempt to make telephonic contact with delinquent customers from one to 20 days after their monthly payment due date, depending on our risk-based assessment of the customer’s likelihood of payment during early stages of delinquency. If a customer has authorized us to do so, we may also send automated text message reminders at various stages of delinquency and our collectors may also choose to contact a customer via text message instead of, or in addition to, via telephone. Our customers can contact us via a toll-free number where they may choose to speak with a collector or to use our automated voice response system to access information about their account or to make a payment. They may respond to our collector’s text messages or chat with one of our collectors while logged into our website. Our contact priorities may be based on the customers' physical location, stage of delinquency, size of balance or other parameters. Our collectors inquire of the customer the reason for the delinquency and when we can expect to receive the payment. The collector attempts to get the customer to make an electronic payment over the phone or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to a collector’s queue for subsequent contacts.

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

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and incremental losses gradually increasing to a peak around 18 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 25 months, 23 months, and 23 months as of December 31, 2021, December 31, 2020, and December 31, 2019, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as pandemic, recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession, and net credit loss experience of all such automobile contracts that we own as of the respective dates shown.

Delinquency and Extension Experience (1)

Total Managed Portfolio

	December 31, 2021		December 31, 2020		December 31, 2019
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	156,280	$2,249,069	163,117	$2,174,972	177,604	$2,416,042
Period of delinquency (2)
31-60 days	10,955	148,057	11,357	152,868	13,737	189,214
61-90 days	3,952	51,301	4,525	59,096	6,695	91,675
91+ days	1,176	14,336	1,290	14,989	3,530	46,516
Total delinquencies (2)	16,083	213,694	17,172	226,953	23,962	327,405
Amount in repossession (3)	1,896	23,188	2,979	35,839	3,779	46,144
Total delinquencies and amount in repossession (2)	17,979	$236,882	20,151	$262,792	27,741	$373,549

Delinquencies as a percentage of gross servicing portfolio	10.3%	9.5%	10.5%	10.4%	13.5%	13.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	11.5%	10.5%	12.4%	12.1%	15.6%	15.5%

Extension Experience
Contracts with one extension, accruing	23,740	$328,128	29,709	$417,347	27,677	$385,673
Contracts with two or more extensions, accruing	46,541	513,183	55,885	665,572	54,440	673,918
	70,281	841,311	85,594	1,082,919	82,117	1,059,591

Contracts with one extension, non-accrual (4)	597	7,736	915	12,408	1,130	14,528

Contracts with two or more extensions, non-accrual (4)	1,414	15,128	2,502	28,189	4,441	55,436
	2,011	22,864	3,417	40,597	5,571	69,964

Total accounts with extensions	72,292	$864,175	89,011	$1,123,516	87,688	$1,129,555

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	We do not recognize interest income on accounts past due more than 90 days.

Net Credit Loss Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio (2)
	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)

Average portfolio outstanding	$345,021	$684,259	$1,192,484
Net charge-offs as a percentage of average portfolio (3)	7.7%	11.7%	12.2%

	Fair Value Receivables Portfolio (4)
	Year Ended December 31,
	2021	2020		2019
	(Dollars in thousands)

Average portfolio outstanding	$1,802,590	$1,631,491	3	$1,212,226
Net charge-offs as a percentage of average portfolio (3)	3.1%	4.3%		3.8%

	Total Owned Portfolio
	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)

Average portfolio outstanding	$2,147,611	$2,315,750	$2,404,710
Net charge-offs as a percentage of average portfolio (3)	4.7%	6.5%	8.0%

_________________

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	The finance receivables portfolio is comprised of contracts we originated prior to January 2018.
(3)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected after the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.
(4)	The fair value portfolio is comprised of contracts we have originated since January 2018.

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

After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs. We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2021, for accounts that received extensions from 2008 through 2020:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2021	% Active or Paid Off at December 31, 2021	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2008	35,588	10,708	30.1%	20,061	56.4%	4,819	13.5%	19
2009	32,226	10,273	31.9%	16,170	50.2%	5,783	17.9%	17
2010	26,167	12,159	46.5%	12,009	45.9%	1,999	7.6%	19
2011	18,786	10,972	58.4%	6,882	36.6%	932	5.0%	19
2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18
2013	23,398	11,157	47.7%	11,265	48.1%	976	4.2%	23
2014	25,773	10,537	40.9%	14,410	55.9%	826	3.2%	25
2015	53,319	22,662	42.5%	29,575	55.5%	1,082	2.0%	26
2016	80,897	37,813	46.7%	41,151	50.9%	1,933	2.4%	25
2017	133,881	64,137	47.9%	62,818	46.9%	6,926	5.2%	21
2018	121,531	69,359	57.1%	46,165	38.0%	6,007	4.9%	17
2019	71,548	53,639	75.0%	15,967	22.3%	1,942	2.7%	15
2020	83,170	70,860	85.2%	10,211	12.3%	2,099	2.5%	10

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off as of December 31, 2021 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted, and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, despite the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Average number of extensions granted per month	3,918	6,931	5,962

Average number of outstanding accounts	157,076	172,129	177,256

Average monthly extensions as % of average outstandings	2.5%	4.0%	3.4%

	December 31, 2021		December 31, 2020		December 31, 2019
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	24,337	$335,864	30,624	$429,754	28,807	$400,202
Contracts with two extensions	15,861	200,705	19,381	259,236	17,895	229,555
Contracts with three extensions	11,755	136,970	13,117	159,447	14,423	181,896
Contracts with four extensions	9,272	95,182	10,868	122,469	12,367	153,170
Contracts with five extensions	6,531	59,651	8,548	90,322	8,742	103,989
Contracts with six extensions	4,536	35,803	6,473	62,288	5,454	60,743
	72,292	$864,175	89,011	$1,123,516	87,688	$1,129,555

Gross servicing portfolio	156,280	$2,249,069	163,117	$2,174,972	177,604	$2,416,042

Coronavirus Pandemic

Beginning in March 2020, we experienced a significant increase in the numbers of our obligors who sought an extension because of the pandemic and related economic shutdowns. By June of 2020, the monthly volume of extensions we granted had reverted to levels at or below the prior year and have remained so through December 2021.

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

Since 1994 we have conducted 91 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2021, 19 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Securitizations
Period	Number of Term Securitizations	Amount of Receivables
		$ in thousands
2012	4	603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%. As of December 31, 2021, the remaining notes had a principal balance of $4.3 million.

On June 30, 2021, we completed a $50.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in three CPS securitizations consecutively conducted from January 2018 through July 2018, and an 80% interest in a CPS affiliate that owns the residual interests in the eight CPS securitizations conducted from December 2018 through September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. As of December 31, 2021, the notes had a principal balance of $50.0 million.

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $200 million, comprising two credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in December 2020, extending the revolving period to December 2022, and adding an amortization period through December 2023. In November 2015, we entered into another $100 million facility. This facility was most recently renewed in February 2022, extending the revolving period to January 2024, followed by an amortization period to January 2028.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2021, we were in compliance with all such covenants.

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

Workforce Allocation and Diversity We had 739 employees as of December 31, 2021. Our employee population was 65% female, and 68% self-identified as ethnically diverse (defined as all EEOC classifications other than white). Broken out by function, our human capital was allocated thus: 9 were senior management personnel; 388 were servicing personnel; 170 were automobile contract origination personnel; 105 were sales personnel and program development (68 of whom were sales representatives); 67 were various administrative personnel including human resources, legal, accounting and systems.

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

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior secured debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. During 2008, 2009 and much of 2010, our access to the capital markets was impaired with respect to both short-term and long-term funding. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2022. While our access to such funding has improved since then, our results of operations, financial condition and cash flows have been from time to time in the past and may be in the future materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

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

We expect to earn quarterly profits during 2022; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.” One reason for our expectation is that we have had positive net income in each of the ten fiscal years ended December 31, 2021, although not in every quarter within that period.

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

During 2008 and 2009 we observed adverse changes in the market for securitized pools of automobile contracts, which made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods. These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. We experienced improvements in the capital markets from 2010 through 2019, during which time we completed 36 securitizations. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2022. However, if the market conditions for asset-backed securitizations should reverse, we would expect a material adverse effect on our results of operations.

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

We typically retain residual interests or use them as collateral to borrow cash. In any case, the future excess spread cash flow received in respect of the residual interests is integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused automobile contracts performs. If our portfolio of securitized and warehoused automobile contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced. Such a reduction, if it should occur, could have material adverse effects on our future results of operations, financial condition and cash flows.

If Interest Rates Rise, Our Results of Operations May Be Impaired.

Our principal means of financing our portfolio of automobile contracts is to issue asset-backed notes in securitizations. The interest payable on such notes is our largest expense. Although such expense is fixed with respect to issued securitization trust debt, the terms of future securitizations may vary.

The credit spread between the interest rates payable on our securitization trust debt and the rates payable on risk-free investments has varied. As of the date of this report, it is the consensus of market observers that interest rates on risk-free debt will rise within the next year. If interest rates on risk-free debt do increase, or if our spread above risk-free rates should increase, or both, we would expect increased interest expense, If interest rates in general should rise, our expenses would likewise rise, to have a material adverse effect on our future results of operations, financial condition and cash flow.

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2021 and 2020, no single dealer accounted for as much as 1% of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The CFPB and the Federal Trade Commission (“FTC”) have the authority to investigate consumer complaints against us, to conduct inquiries at their own instance, and to recommend enforcement actions and seek monetary penalties. The FTC conducted and concluded an inquiry into our practices, and proposed remedial action against us in 2014, to which we consented. The CFPB has adopted regulations that place us and other companies similar to us under its supervision. A host of state and local governmental agencies have jurisdiction over material portions of our business, and might take action adverse to us. No assurance can be given as to whether any of such hypothetical proceedings might materially and adversely affect us.

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

Changes in Law and Regulations May Have an Adverse Effect on Our Business.

Existing law, regulations and interpretations may change in ways that increase our costs of compliance.

In addition to direct costs, such compliance requires changes in forms, processes, procedures, controls and in the infrastructure to support these requirements. Compliance may create operational constraints and place limits on pricing. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.

At this time, it is difficult to predict the extent to which new regulations or amendments will affect our business. However, compliance with these new laws and regulations may result in additional cost and expenses, which may adversely affect our results of operations, financial condition or liquidity. For example, as governments, investors and other stakeholders face pressures to accelerate actions to address climate change and other environmental, governance and social topics, governments may implement regulations or investors and other stakeholders may adopt new investment policies or otherwise impose new expectations that cause significant shifts in disclosure, commerce and consumption behaviors, any or all of which may have negative effects on our business and/or reputation.

Risk Retention Rules May Limit Our Liquidity and Increase Our Capital Requirements.

Securitizations of automobile receivables executed after December 2016 have been and will be subject to risk retention requirements, which generally require that sponsors of asset-backed securities (ABS), such as us, retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Because the rules place an upper limit on the degree to which we may use financial leverage, our securitization structures may require more capital of us, or may release less cash to us, than might be the case in the absence of such rules.

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

A breach in the security of our systems could result in the disclosure of confidential information or subject us to liability.

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

We Have Substantial Indebtedness.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2021, we had approximately $1,945.7 million of debt outstanding. Such debt consisted primarily of $1,760.0 million of securitization trust debt, and also included $105.6 million of warehouse lines of credit, $53.7 million of residual interest financing debt and $26.4 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to five years.

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

Risks Related to General Factors

If The Economy of All or Certain Regions of the United States Falls into Recession, Our Results of Operations May Be Impaired.

Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of California, Ohio, Texas, and Florida, states in which our automobile contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to acquire suitable automobile contracts, or to securitize pools of such automobile contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase automobile contracts and result in reductions in our revenues or the cash flows available to us.

The Coronavirus Outbreak Could Have Adverse Effects

The COVID-19 virus has spread (“the pandemic”) throughout the world. The pandemic has had adverse effects on the economy of the United States (notably a significant decrease in employment) and the global economy in general. The long-term effects of the social, economic and financial disruptions caused by the pandemic are unknown. The extent to which obligors on our automobile contracts may be adversely affected by the pandemic, by loss of employment, and by related efforts of governments to slow the spread of the COVID-19 virus throughout the nation and world cannot be predicted. These occurrences could have a material adverse effect on the ability of obligors to make timely payments to us.

Stimulus payments and enhanced unemployment benefits made available to much of the population may have ameliorated in part the adverse effects on us of the pandemic; however, the benefit to us of such payments cannot be expected to continue. Obligors’ past use of the stimulus payments, and the termination of enhanced benefits, may have an adverse effect on our receipt of payments from obligors in the future, which could have a material adverse effect on our financial condition and results of operations.

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

Effect of Social, Economic and Other Factors on Losses.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2021, our directors and executive officers collectively owned 6.4 million shares of our common stock, or approximately 30%.

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

The remaining three regional servicing centers occupy a total of approximately 59,000 square feet of leased space in Chesapeake, Virginia; Maitland, Florida; and Lombard, Illinois. The termination dates of such leases range from 2023 to 2029. The annual base rent for these facilities total approximately $1.3 million.

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

Following our filing of a complaint for a deficiency judgment in the Superior Court at Waterbury, Connecticut, the defendant filed a cross-claim alleging that our deficiency notices were not compliant with Connecticut law, and seeking relief on behalf of a class of Connecticut obligors whose vehicles we had repossessed. The defendant’s contract provided for resolution of disputes exclusively by arbitration, and exclusively on an individual basis, not a class basis. Nevertheless, in August 2021, the court denied our motion to compel arbitration, without opinion. As of the date of this report, no motion for certification of a class has been filed or granted; however, it would be reasonable to expect that resolution of these claims will be on a class basis.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2021, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2021 is $3.4 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2021 does not exceed $11.3 million.

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

Executive Officers of the Registrant

Charles E. Bradley, Jr., 62, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Jeffrey P. Fritz, 62, has been Executive Vice President and Chief Financial Officer since March 2014. Prior to that, he was Senior Vice President and Chief Financial Officer from April 2006.  He was Senior Vice President of Accounting from August 2004 through March 2006 and served as a consultant to us from May 2004 to August 2004. He also served as our Chief Financial Officer from our inception through May 1999. He is a licensed Certified Public Accountant and has previously practiced public accounting.

Michael T. Lavin, 49, has been Executive Vice President and Chief Operating Officer since February 2019, and our Chief Legal Officer from March 2014.  Prior to that, he was our Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego based large law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County based firm of Trachtman & Trachtman from 2000 through 2001.  Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Christopher Terry, 54, has been Senior Vice President of Risk Management since May 2017. Prior to that he was our Senior Vice President of Servicing from May 2005 to August 2013. He was Senior Vice President of Asset Recovery from August 2013 to May 2017 and from January 2003 to May 2005. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 59, has been Senior Vice President of Sales and Originations since June 2020. Prior to that she was Senior Vice President of Originations from April 2007 to June 2020. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Laurie A. Straten, 55, has been Senior Vice President of Servicing since August 2013. Prior to that, she was our Senior Vice President of Asset Recovery from April 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

John P. Harton, 57, has been Senior Vice President – Product Devlopment since June 2020. Prior to that he was Senior Vice President – Sales from March 2014 to June 2020.  Prior to that, he held the position of Vice President – Marketing since April 2010. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

Danny Bharwani, 54, has been Senior Vice President – Finance since April 2016. Previously, he was our Vice President – Finance from June 2002. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2020	4.30	1.00
April 1 - June 30, 2020	3.31	1.10
July 1 - September 30, 2020	3.73	2.77
October 1 - December 31, 2020	5.12	3.22
January 1 - March 31, 2021	4.95	3.80
April 1 - June 30, 2021	5.00	3.81
July 1 - September 30, 2021	6.00	4.22
October 1 - December 31, 2021	12.00	5.69

As of January 1, 2022, there were 27 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	13,074,551	$4.54	3,881,331
Equity compensation plans not approved by security holders	–	–	–
Total	13,074,551	$4.54	3,881,331

Issuer Purchases of Equity Securities in the Fourth Quarter

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2021	36,500	$6.25	36,500	$1,064,832
November 2021	269,938	8.10	269,938	3,878,695
December 2021	598,000	8.91	598,000	7,227,182

Total	904,438	$8.56	904,438

___________________

(1)	Each monthly period is the calendar month.
(2)	Our board of directors authorized the purchase of $5.0 million and $8.675 million of our outstanding securities in November and December 2021, respectively. Through December 31, 2021, our board of directors had authorized the purchase of up to $88.2 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2021, we have purchased $76.0 million of our common stock representing 19,657,355 shares.

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

		As of and For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019	2018	2017

Statement of Income Data
Revenues:
Interest income	$266,266	$294,982	$337,096	$380,297	$424,174
Mark to finance receivables measured at fair value	(4,417)	(29,528)	–	–	–
Other income	5,962	5,707	8,704	9,478	10,209
Total revenues	267,811	271,161	345,800	389,775	434,383
Expenses:
Employee costs	80,534	80,198	80,877	79,318	72,967
General and administrative	60,882	55,392	59,460	57,208	50,287
Interest expense	75,239	101,338	110,528	101,466	92,345
Provision for credit losses	(14,590)	14,113	85,773	133,080	186,713
Total expenses	202,065	251,041	336,638	371,072	402,312
Income before income tax expense	65,746	20,120	9,162	18,703	32,071
Income tax expense (benefit)	18,222	(1,557)	3,756	3,841	28,306
Net income	$47,524	$21,677	$5,406	$14,862	$3,765

Earnings per share-basic	$2.11	$0.96	$0.24	$0.68	$0.17
Earnings per share-diluted	$1.84	$0.90	$0.22	$0.59	$0.14
Pre-tax income per share-basic (1)	$2.91	$0.89	$0.41	$0.85	$1.41
Pre-tax income per share-diluted (2)	$2.55	$0.84	$0.38	$0.75	$1.18
Weighted average shares outstanding-basic	22,562	22,611	22,416	21,989	22,687
Weighted average shares outstanding-diluted	25,780	24,003	24,064	24,988	27,214

Balance Sheet Data
Total assets	$2,159,578	$2,145,895	$2,539,249	$2,485,680	$2,424,841
Cash and cash equivalents	29,928	13,466	5,295	12,787	12,731
Restricted cash and equivalents	146,620	130,686	135,537	117,323	111,965
Finance receivables, net	176,184	411,343	885,890	1,454,709	2,195,797
Finance receivables measured at fair value	1,749,098	1,523,726	1,444,038	821,066	–
Warehouse lines of credit	105,610	118,999	134,791	136,847	112,408
Residual interest financing	53,682	25,426	39,478	39,106	–
Securitization trust debt	1,759,972	1,803,673	2,097,728	2,063,627	2,083,215
Long-term debt	26,459	21,323	17,534	17,290	16,566
Shareholders' equity	170,207	133,362	202,641	197,118	183,937

____________________

(1)	Income before income tax expense divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax expense or benefit.
(2)	Income before income tax expense divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax expense or benefit.

	As of and
	For the Year Ended December 31,
(in thousands)	2021	2020	2019	2018	2017

Contract Originations / Securitizations
Automobile contract originations	$1,146,321	$742,584	$1,002,782	$902,416	$859,069
Automobile contracts securitized	1,145,002	741,867	1,014,124	883,452	870,000

Managed Portfolio Data
Contracts associated with the allowance for finance credit losses	$236,731	$506,896	$923,239	$1,551,797	$2,333,497
Contracts measured at fair value	1,972,699	1,668,076	1,492,803	829,039	–
Contracts held by consolidated subsidiaries	$2,209,430	$2,174,972	$2,416,042	$2,380,836	$2,333,497
Third party portfolios (1)	39,639	–	–	11	33
Total managed portfolio	$2,249,069	$2,174,972	$2,416,042	$2,380,847	$2,333,530
Average managed portfolio	2,147,611	2,315,750	2,404,710	2,341,957	2,334,015

Weighted average fixed effective interest rate (total managed portfolio) (2)	18.5%	19.0%	18.9%	18.9%	19.2%
Core operating expenses (% of average managed portfolio) (3)	6.6%	5.9%	5.8%	5.8%	5.3%
Allowance for finance credit losses	$56,206	$80,790	$11,640	$67,376	$109,187
Allowance for finance credit losses (% of total contracts associated with the allowance) (7)	24.2%	16.4%	1.3%	4.3%	4.7%
Aggregate allowance for finance credit losses and repossessions in inventory	$58,077	$92,580	$33,029	$91,940	$133,211
Aggregate allowance for finance credit losses (% of repossessions in inventory and contracts associated with the allowance)	24.5%	18.3%	3.6%	5.9%	5.7%
Total delinquencies (2) (4)	9.5%	10.4%	13.6%	12.3%	9.8%
Total delinquencies and repossessions in inventory (2) (4)	10.5%	12.1%	15.5%	13.9%	11.2%
Net charge-offs, finance receivables portfolio (2) (5) (6)	7.7%	11.7%	12.2%	9.3%	7.7%
Net charge-offs, fair value receivables portfolio (2) (5) (6)	3.1%	4.3%	3.8%	1.3%	n/a
Net charge-offs (2) (5)	4.7%	6.5%	8.0%	7.7%	7.7%

_______________________

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, provision for contingent liabilities, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying consolidated financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.
(6)	The finance receivables portfolio is comprised of contracts we acquired prior to January 2018. The fair value receivables portfolio is comprised of contracts we have acquired since January 2018.
(7)	ASC 326 was adopted in 2020 for the finance receivables portfolio. The allowance for finance credit losses for the year ended December 31, 2020 and 2021 represent expected lifetime credit losses.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2021, we have originated a total of approximately $18.1 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2021 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2017	$859,069	$2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069

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

Coronavirus Pandemic

In December 2019, a new strain of coronavirus (the “COVID-19 virus”) originated in Wuhan, China. Since its discovery, the COVID-19 virus has spread throughout the world, and the outbreak has been declared to be a pandemic by the World Health Organization. We refer from time to time in this report to the outbreak and spread of the COVID-19 virus as “the pandemic.” In March 2020 at the outset of the pandemic we complied with government mandated shutdown orders in the five locations we operate by arranging for many of our staff to work from home and invoking various safety protocols for workers who remained in our offices. In April 2020, we laid off approximately 100 workers, or about 10% of our workforce, throughout our offices because of significant reductions in new contract originations. As of December 31, 2021, most of our staff were working without a significant impact from the pandemic.

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

Since 1994 we have conducted 91 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2021, 19 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2012	4	$603,500
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $200 million, comprising two credit facilities. The first $100 million credit facility was established in May 2012. This facility was most recently renewed in December 2020, extending the revolving period to December 2022, with an optional amortization period through December 2023. In November 2015, we entered into another $100 million facility. This facility was most recently renewed in February 2022, extending the revolving period to January 2024, followed by an amortization period to January 2028.

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

Critical Accounting Policies

We believe that our accounting policies related to (a) Finance Receivables at Fair Value, (b) Allowance for Finance Credit Losses, (c) Term Securitizations, (d) Accrual for Contingent Liabilities and (e) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

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

During the twelve-month period ended December 31, 2021, we recorded a reduction to provision for finance credit losses in the amount of $14.6 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recoded value, an adjustment would be required. In the twelve-month period ended December 31, 2021, the Company considered the effect of the pandemic on the portfolio of finance receivables carried at fair value and recorded a mark down to that portfolio of $4.4 million. The mark down is reflected as a reduction in revenue.

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

We structure our securitizations to include internal credit enhancement for the benefit the investors (i) in the form of an initial cash deposit to an account (“spread account”) held by the trust, (ii) in the form of overcollateralization of the senior asset-backed securities, where the principal balance of the senior asset-backed securities issued is less than the principal balance of the automobile contracts, (iii) in the form of subordinated asset-backed securities, or (iv) some combination of such internal credit enhancements. The agreements governing the securitization transactions require that the initial level of internal credit enhancement be supplemented by a portion of collections from the automobile contracts until the level of internal credit enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related automobile contracts. The specified levels at which the internal credit enhancement is to be maintained will vary depending on the performance of the portfolios of automobile contracts held by the trusts and on other conditions, and may also be varied by agreement among us, our special purpose subsidiary, the insurance company, if any, and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one transaction to another. The agreements governing the securitizations generally grant us the option to repurchase the sold automobile contracts from the trust when the aggregate outstanding balance of the automobile contracts has amortized to a specified percentage of the initial aggregate balance.

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

We have recorded a liability as of December 31, 2021, which represents our best estimate of probable incurred losses for legal contingencies at that date. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2021, and in excess of the liability we have recorded, does not exceed $11.3 million.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 91 term securitizations of approximately $16.2 billion in contracts. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently, we successfully completed securitizations in June and September 2020 and four securitizations in 2021.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2021 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2021 with the year ended December 31, 2020

Revenues.  During the year ended December 31, 2021, our revenues were $267.8 million, a decrease of $3.4 million, or 1.2%, from the prior year revenues of $271.2 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the year ended December 31, 2021 decreased $28.7 million, or 9.7%, to $266.3 million from $295.0 million in the prior year. The primary reason for the decrease in interest income is the continued runoff of our legacy portfolio of finance receivables originated prior to January 2018, which accrued interest at an average of 20.2%, which is offset only in part by the increase in our portfolio of receivables measured at fair value, which are those originated since January 2018. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the year months ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021			2020
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$345,021	$69,805	20.2%	$684,259	$126,716	18.5%
Finance receivables measured at fair value	1,802,590	196,461	10.9%	1,631,491	168,266	10.3%
Total	$2,147,611	$266,266	12.4%	$2,315,750	$294,982	12.7%

Revenues for the year ended December 31, 2021 and 2020 are net of mark downs of $4.4 million and $29.5 million, respectively, to the recorded value of the finance receivables measured at fair value. The mark down is an estimate based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses arising from the pandemic.

Other income was $6.0 million for the year ended December 31, 2021 compared to $5.7 million for the year ended December 31, 2020.

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

Total operating expenses were $202.1 million for the year ended December 31, 2021, compared to $251.0 million for the prior year, a decrease of $49.0 million, or 19.5%. The decrease is primarily due to a decreases in interest expense and provisions for credit losses.

Employee costs increased by $336,000 or 0.4%, to $80.5 million during the year ended December 31, 2021, representing 39.9% of total operating expenses, from $80.2 million for the prior year, or 31.9% of total operating expenses. Employee costs for 2021 include approximately $8.0 million for the establishment of a bonus pool for a segment of employees we classify as Managers.

The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$1,146.3	$742.6
Contracts purchased (units)	54,317	39,887
Managed portfolio outstanding (dollars)	$2,249.1	$2,175.0
Managed portfolio outstanding (units)	156,280	163,177

Number of Originations staff	170	157
Number of Marketing staff	105	96
Number of Servicing staff	388	460
Number of other staff	76	74
Total number of employees	739	787

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $34.6 million, an increase of $2.6 million, or 8.2%, compared to the previous year and represented 17.1% of total operating expenses.

Interest expense for the year ended December 31, 2021 decreased by $26.1 million to $75.2 million, or 25.8%, compared to $101.3 million in the previous year. Interest expense represented 37.2% of total operating expenses in 2021. The primary reason for the decrease in interest expense is the decrease in securitzation trust debt interest.

Interest on securitization trust debt decreased by $23.6 million, or 26.9%, for the year ended December 31, 2021 compared to the prior year. The average balance of securitization trust debt decreased 9.8% to $1,819.9 million for the year ended December 31, 2021 compared to $2,017.2 million for the year ended December 31, 2020. The blended interest rates on new term securitizations have generally decreased since 2019 and have stayed relatively low in 2021 despite trending upward throughout the year. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%

The annualized average rate on our securitization trust debt was 3.5% for the year ended December 31, 2021 compared with 4.4% for 2020. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on warehouse lines of credit decreased by $3.2 million, or 42.1% for the year ended December 31, 2021 compared to the prior year. The decrease was primarily due to the lower utilization of our credit lines during the year. The average balance of our warehouse debt was $51.3 million during 2021 compared to $92.5 million in 2020.

Interest expense on residual interest financing was $3.8 million in the year ended December 31, 2021 compared to $3.5 million in the prior year as the average balance has increased.

Interest expense on our subordinated renewable notes increased by $466,000, or 21.4%, for the year ended December 31, 2021 compared to the prior year. The average balance of the notes increased from $19.3 million in the prior year to $25.3 million for the year ended December 31, 2021. The average interest rate on our subordinated notes decreased to 10.5% for the year ended December 31, 2021 from 11.2% for the year ended December 31, 2020.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2021 and 2020:

	2021			2020
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$345,021	$69,805	20.2%	$684,259	$126,716	18.5%
Finance receivables at fair value	1,802,590	196,461	10.9%	1,631,491	168,266	10.3%
	2,147,611	266,266	12.4%	2,315,750	294,982	12.7%

Interest Bearing Liabilities
Warehouse lines of credit	$51,313	4,448	8.7%	$92,481	7,678	8.3%
Residual interest financing	42,692	3,763	8.8%	34,906	3,454	9.9%
Securitization trust debt	1,819,914	64,387	3.5%	2,017,152	88,031	4.4%
Subordinated renewable notes	25,270	2,641	10.5%	19,340	2,175	11.2%
	$1,939,189	75,239	3.9%	$2,163,879	101,338	4.7%

Net interest income/spread		$191,027			$193,644
Net interest margin (3)			8.9%			8.4%
Ratio of average interest earning assets to average interest bearing liabilities	111%			107%

_________________________

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Net interest income divided by average interest earning assets.

	Year Ended December 31, 2021
	Compared to December 31, 2020
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Finance receivables gross	$(56,911)	$(62,823)	$5,912
Finance receivables at fair value	28,195	17,647	10,548
	(28,716)	(45,176)	16,460
Interest Bearing Liabilities
Warehouse lines of credit	(3,230)	(3,418)	188
Residual interest financing	309	770	(461)
Securitization trust debt	(23,644)	(8,608)	(15,036)
Subordinated renewable notes	466	667	(201)
	(26,099)	(10,589)	(15,510)

Net interest income/spread	$(2,617)	$(34,587)	$31,970

The reduction in the annualized yield on our finance receivables for the year ended December 31, 2021 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $1,802.6 million for the twelve months ended December 31, 2021 compared to $1,631.5 million in the prior year period.

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

For the year ended December 31, 2021, we recorded a reduction to provision for credit losses on finance receivables in the amount of $14.6 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance. In the prior year period, we recorded an increase to provision for credit losses for $14.1 million. That provision represented our estimate in 2020 of additional forecasted losses that might be incurred as a result of the pandemic on our portfolio of finance receivables. Such losses were not considered in our initial estimate of remaining lifetime losses that we recorded upon our adoption of CECL in January 2020.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $2.7 million to $16.9 million during the year ended December 31, 2021 and represented 8.4% of total operating expenses. We purchased $1,146.3 million of new contracts during the year ended December 31, 2021 compared to $742.6 million in the prior year period. In our second quarter of 2020, we experienced a significant reduction in contract purchases due to the pandemic and partial shutdown of the economy. Since then, our contract purchase volumes have gradually increased to pre-pandemic levels.

Occupancy expenses increased by $294,000 or 4.0%, to $7.7 million compared to $7.4 million in the previous year and represented 3.8% of total operating expenses.

Depreciation and amortization expenses decreased by $109,000 or 6.1%, to $1.7 million compared to $1.8 million in the previous year and represented 0.8% of total operating expenses.

Income tax expense was $18.2 million in 2021 compared to an income tax benefit of $1.6 million for 2020. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the CARES Act provides for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit of $680,000 and $8.8 million for 2021 and 2020, respectively. Excluding the tax benefit, income tax expense for 2021 would have been $18.9 million, representing an effective income tax rate of 29%. For 2020, income tax expense would have been $7.2 million for an effective tax rate of 36%.

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

The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$1,146.3	$742.6
Contracts purchased (units)	54,317	39,887
Managed portfolio outstanding (dollars)	$2,249.1	$2,175.0
Managed portfolio outstanding (units)	156,280	163,177

Number of Originations staff	170	157
Number of Marketing staff	105	96
Number of Servicing staff	388	460
Number of other staff	76	74
Total number of employees	739	787

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

Net cash provided by operating activities for the years ended December 31, 2021, 2020 and 2019 was $198.2 million, $238.8 million and $216.8 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash used in investing activities for the year ended December 31, 2021 was $115.4 million. This compares to net cash provided by investing activities of $93.0 million for the year ended December 31, 2020. Net cash used in investing activities for the years ended December 31, 2019 was $229.4 million. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables were $1,107.5 million (includes acquisition fees paid), $739.7 million and $1,004.2 million in 2021, 2020 and 2019, respectively.

Net cash used in financing activities for the year ended December 31, 2021 and 2020 was $50.4 million and $328.5 million, respectively. Net cash provided by financing activities for the years ended December 31, 2019 was $23.3 million. Cash used or provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. We issued $1,110.7 million in new securitization trust debt in 2021 compared to $714.5 million in 2020 and $1,000.5 million in 2019. Repayments of securitization debt were $1,153.1 million, $1,010.0 million and $966.1 million in 2021, 2020 and 2019, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2021, we had unrestricted cash of $29.9 million and $94.0 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of December 31, 2021, we had approximately $71.3 million of such eligible collateral. During 2021, we completed four securitizations aggregating $1,110.7 million of notes sold. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of December 31, 2021, we were in compliance with all such financial covenants.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2021, we had approximately $1,945.7 million of debt outstanding. Such debt consisted primarily of $1,760.0 million of securitization trust debt, and also included $105.6 million of warehouse lines of credit, $53.7 million of residual interest financing debt and $26.4 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to five years.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2021 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$26,459	$12,002	$7,216	$5,672	$1,569
Operating and Finance Leases	$12,867	$7,484	$2,918	$1,305	$1,160

___________________

(1)	Securitization trust debt, in the aggregate amount of $1,760.0 million as of December 31, 2021, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $687.9 million in 2022, $621.2 million in 2023, $150.6 million in 2024, $167.0 million in 2025, $92.1 million in 2026, and $41.2 million in 2027.
(2)	Long-term debt represents subordinated renewable notes.

We anticipate repaying debt due in 2022 with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 82.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 3.00% per annum, with a minimum rate of 3.75% per annum. In December 2020, this facility was amended to extend the revolving period to December 2022 and to include an amortization period through December 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2021 there was $70.6 million outstanding under this facility.

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

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.00% per annum, with a minimum rate of 5.00% per annum. At December 31, 2021 there was $35.4 million outstanding under this facility. In February 2022, this facility was amended to extend the revolving period to January 2024 followed by an amortization period through January 2028 for any receivables pledged to the facility at the end of the revolving period.

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

Capitalization

Over the period from January 1, 2019 through December 31, 2021 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$25,426	$39,478	$39,106
Issuances	50,000	–	–
Payments	(21,265)	(14,424)	–
Capitalization of deferred financing costs	(755)	–	–
Amortization of deferred financing costs	276	372	372
Ending balance	$53,682	$25,426	$39,478

SECURITIZATION TRUST DEBT:
Beginning balance	$1,803,673	$2,097,728	$2,063,627
Issuances	1,110,747	714,543	1,000,501
Payments	(1,153,114)	(1,009,988)	(966,144)
Capitalization of deferred financing costs	(7,058)	(4,862)	(6,808)
Amortization of deferred financing costs	5,724	6,252	6,552
Ending balance	$1,759,972	$1,803,673	$2,097,728

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$21,323	$17,534	$17,290
Issuances	12,298	6,750	5,764
Payments	(7,162)	(2,961)	(5,520)
Ending balance	$26,459	$21,323	$17,534

Residual Interest Financing.  On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%. At December 31, 2021 there was $4.3 million outstanding under this facility.

On June 30, 2021, we completed a $50 million securitization of residual interests from other previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2021 there was $50.0 million outstanding under this facility.

The agreed valuation of the collateral for the 2018-1 and 2021-1 Notes is the sum of the amounts on deposit in the underlying spread accounts for each related securitization and the over-collateralization of each related securitization, which is the difference between the outstanding principal balances of the related receivables less the principal balance of the outstanding notes issued in the related securitization. On each monthly payment date, the 2018-1 Notes and the 2021-1 Notes are entitled to interest at the coupon rate and, if necessary, a principal payment necessary to maintain a specified minimum collateral ratio.

Securitization Trust Debt.   Since 2011, we treated all 41 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. We had $1,760.0 million of securitization trust debt outstanding at December 31, 2021.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2021 there were $26.4 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2021, we were in compliance with all such covenants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2021 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2022 (the "2022 Proxy Statement"). The 2022 Proxy Statement will be filed not later than April 30, 2022. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2022 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed December 3, 2021)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b) (v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.5	Supplement dated January 22, 2014 to Indenture re ARUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)

10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on April 27, 2015)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.3	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (Exhibit 21 to Form 10-K filed March 16, 2020)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Rule 13a-14(a) certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) certification by Chief Financial Officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 15, 2022	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2022	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
March 15, 2022	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
March 15, 2022	/s/ LOUIS M. GRASSO
Lou Grasso, Director
March 15, 2022	/s/ WILLIAM W. GROUNDS
William W. Grounds, Director
March 15, 2022	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
March 15, 2022	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
March 15, 2022	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
March 15, 2022	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Loans at Fair Value

As described in Notes 1 and 12 to the consolidated financial statements, the Company carries all finance receivables acquired after 2017 at fair value on a recurring basis. The Company had $1.7 billion in finance receivables that are carried at fair value, all of which are classified as level 3 fair values as they contain one or more inputs which are unobservable and significant to the fair value measurement. With assistance from an outside valuation expert, the Company used a level 3 fair value methodology for the fair value of finance receivables. The significant assumptions used by the Company to calculate the fair value of these financial receivables include the magnitude and timing of net charge-offs and the rate of amortization of the portfolio of finance receivables. These significant assumptions were based on the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances.

We identified the valuation of finance receivables carried at fair value as a critical audit matter as this estimate requires subjective auditor judgment. Our principal considerations in making this determination are (i) there was significant judgment and estimation by the Company in determining the assumptions to estimate fair value, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the fair value of these finance receivables, and (ii) the audit effort involved professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Our primary audit procedures to address this critical audit matter included:

•	Using an auditor employed valuation specialist to assist in testing the Company’s estimate of fair value of the finance receivables. Testing included evaluation of certain management significant assumptions and, evaluating the appropriateness of the methodology including a recalculation of the model.
•	Testing the completeness and accuracy of the underlying data used in the fair value of finance receivables estimate.

Allowance for Finance Credit Losses – Qualitative Factors Related to the CECL Reasonable and Supportable Forecasts

As described in Notes 1 and 3 to the financial statements, the Company has a gross receivables portfolio of $232.4 million and a related allowance for finance credit losses (ACL) on loans of $56.2 million for the year ended December 31, 2021. Management estimates the allowance using relevant information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical loss experience for older receivables, aggregated into vintage pools based on the calendar quarter of origination is used to estimate expected losses for less seasoned quarterly vintage pools. This estimate is adjusted by certain qualitative factors that may impact future credit losses. The qualitative factors represent management’s estimate of the impact of future losses.

The use of qualitative factors to adjust historical losses for management’s forecast requires significant judgment. Management applies qualitative factors to adjust its estimation of the timing and amount losses to represent its future economic forecast. We identified auditing the reasonableness of qualitative factors used to create forecasts in its credit loss model as a critical audit matter as it involves especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the appropriateness of the methodology for developing the forecast and qualitative factors.
•	Testing the completeness and accuracy of data used in the calculation of qualitative factors.
•	Evaluating the reasonableness of the forecasts.
•	Inspecting and evaluating key assumptions and judgments used in developing the qualitative factors

/s/ CROWE LLP

Dallas, Texas

March 15, 2022

We have served as the Company's auditor since 2008.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$29,928	$13,466
Restricted cash and equivalents	146,620	130,686
Finance receivables measured at fair value	1,749,098	1,523,726

Finance receivables	232,390	492,133
Less: Allowance for finance credit losses	(56,206)	(80,790)
Finance receivables, net	176,184	411,343

Furniture and equipment, net	1,129	828
Deferred tax assets, net	19,575	28,512
Accrued interest receivable	2,269	5,017
Other assets	34,775	32,317
	$2,159,578	$2,145,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$43,648	$43,112
Warehouse lines of credit	105,610	118,999
Residual interest financing	53,682	25,426
Securitization trust debt	1,759,972	1,803,673
Subordinated renewable notes	26,459	21,323
	1,989,371	2,012,533
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,143,764 and 22,737,342 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	55,298	72,926
Retained earnings	116,531	69,007
Accumulated other comprehensive loss	(1,622)	(8,571)
	170,207	133,362

	$2,159,578	$2,145,895

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Interest income	$266,266	$294,982	$337,096
Mark to finance receivables measured at fair value	(4,417)	(29,528)	–
Other income	5,962	5,707	8,704
	267,811	271,161	345,800

Expenses:
Employee costs	80,534	80,198	80,877
General and administrative	34,616	31,981	33,004
Interest	75,239	101,338	110,528
Provision for credit losses	(14,590)	14,113	85,773
Sales	16,876	14,206	17,893
Occupancy	7,715	7,421	7,487
Depreciation and amortization	1,675	1,784	1,076
	202,065	251,041	336,638
Income before income tax expense (benefit)	65,746	20,120	9,162
Income tax expense (benefit)	18,222	(1,557)	3,756
Net income	$47,524	$21,677	$5,406

Earnings per share:
Basic	$2.11	$0.96	$0.24
Diluted	$1.84	$0.90	$0.22

Number of shares used in computing earnings per share:
Basic	22,562	22,611	22,416
Diluted	25,780	24,003	24,064

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$47,524	$21,677	$5,406
Other comprehensive income (loss); change in funded status of pension plan, net of $2,851, $55 and $330 in tax for 2021, 2020 and 2019, respectively	6,949	(150)	(867)
Comprehensive income	$54,473	$21,527	$4,539

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2019	22,422	$70,273	$134,399	$(7,554)	$197,118

Common stock issued upon exercise of options and warrants	488	352	–	–	352
Repurchase of common stock	(379)	(1,440)	–	–	(1,440)
Other comprehensive income (loss)	–	–	–	(867)	(867)
Stock-based compensation	–	2,072	–	–	2,072
Net income	–	–	5,406	–	5,406
Balance at December 31, 2019	22,531	$71,257	$139,805	$(8,421)	$202,641

Adoption of ASC 326	–	–	(92,475)	–	(92,475)
Balance at January 1, 2020	22,531	71,257	47,330	(8,421)	110,166

Common stock issued upon exercise of options and warrants	558	949	–	–	949
Repurchase of common stock	(352)	(1,215)	–	–	(1,215)
Other comprehensive income (loss)	–	–	–	(150)	(150)
Stock-based compensation	–	1,935	–	–	1,935
Net income	–	–	21,677	–	21,677
Balance at December 31, 2020	22,737	$72,926	$69,007	$(8,571)	$133,362

Common stock issued upon exercise of options and warrants	2,291	6,048	–	–	6,048
Repurchase of common stock	(3,884)	(25,676)	–	–	(25,676)
Other comprehensive income (loss)	–	–	–	6,949	6,949
Stock-based compensation	–	2,000	–	–	2,000
Net income	–	–	47,524	–	47,524
Balance at December 31, 2021	21,144	$55,298	$116,531	$(1,622)	$170,207

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$47,524	$21,677	$5,406
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	651	1,138	1,757
Net interest income accretion on fair value receivables	134,020	133,771	90,383
Depreciation and amortization	1,675	1,784	1,076
Amortization of deferred financing costs	7,114	8,102	8,281
Mark to fair value of finance receivables measured at fair value	4,417	29,528	(2,109)
Provision for credit losses	(14,590)	14,113	85,773
Stock-based compensation expense	2,000	1,935	2,072
Changes in assets and liabilities:
Accrued interest receivable	2,748	6,628	20,324
Other assets	(3,787)	2,713	7,464
Deferred tax assets, net	8,937	21,493	3,708
Accounts payable and accrued expenses	7,485	(4,115)	(7,351)
Net cash provided by operating activities	198,194	238,767	216,784

Cash flows from investing activities:
Payments received on finance receivables held for investment	249,098	332,296	481,289
Purchases of finance receivables measured at fair value	(1,107,537)	(739,734)	(1,004,194)
Payments on receivables portfolio at fair value	743,728	496,747	292,948
Change in repossessions held in inventory	1,329	3,746	1,354
Purchase of furniture and equipment	(1,976)	(24)	(751)
Net cash provided by (used in) investing activities	(115,358)	93,031	(229,354)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	1,110,747	714,543	1,000,501
Proceeds from issuance of subordinated renewable notes	7,988	6,750	5,764
Payments on subordinated renewable notes	(2,852)	(2,961)	(5,520)
Net advances (repayments) of warehouse lines of credit	(14,503)	(16,271)	(1,300)
Net advances (repayments) of residual interest financing debt	28,735	(14,424)	–
Repayment of securitization trust debt	(1,153,114)	(1,009,988)	(966,144)
Payment of financing costs	(7,813)	(5,861)	(8,921)
Purchase of common stock	(25,676)	(1,215)	(1,440)
Exercise of options and warrants	6,048	949	352
Net cash provided by (used in) financing activities	(50,440)	(328,478)	23,292

Increase in cash and cash equivalents	32,396	3,320	10,722
Cash and cash equivalents at beginning of year	144,152	140,832	130,110
Cash and cash equivalents at end of year	$176,548	$144,152	$140,832

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$69,476	$93,571	$101,812
Income taxes	$14,253	$(23,997)	$(5,156)

Non-cash financing activities:
Right-of-use asset, net	$–	$–	$(21,869)
Lease liability	$–	$–	$23,327
Deferred office rent	$–	$–	$(1,458)

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the “Company”) specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers (“Dealers”) located throughout the United States. Customers located in California, Ohio, Texas, Florida, Indiana, and Pennsylvania represented 10.9%, 9.3%, 6.1%, 5.0%, 5.0%, 4.6% and respectively, of contracts purchased during 2021 compared with 13.5%, 11.1%, 5.1%, 4.6%, 5.4%, and 3.4% respectively in 2020. No other state had a concentration in excess of 4.6% in 2021. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2021, our unrestricted cash balance was $29.9 million, which exceeded the minimum amounts required by our financial covenants.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. For the periods ended December 31, 2020 and 2021, the Company considered the effect of the pandemic on the portfolio of finance receivables carried at fair value and recorded a mark down to that portfolio of $29.5 million and $4.4 million, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Acquisition Fees and Origination Costs

Upon purchase of a Contract from a Dealer, we generally either charge or advance the Dealer an acquisition fee. Dealer acquisition fees and deferred origination costs are applied to the recorded value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the Contract using the interest method. However, for receivables measured at fair value, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred

.

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other Assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $2.5 million and $3.8 million at December 31, 2021 and 2020, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We receive periodic base servicing fees for the servicing and collection of the contracts. In addition, we are entitled to the cash flows from the Trusts that represent collections on the contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and certain other fees (such as trustee and custodial fees). Required principal payments on the Notes are generally defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related contracts (excluding those contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to the specified percentage. Such accelerated principal payment is said to create “overcollateralization” of the Notes.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Direct mail revenues	$3,391	$3,312	$4,659
Convenience fee revenue	590	1,490	2,440
Recoveries on previously charged-off contracts	115	111	158
Sales tax refunds	580	748	1,239
Other	1,286	46	208
Other income for the period	$5,962	$5,707	$8,704

Earnings Per Share

Earnings per share were calculated using the weighted average number of shares outstanding for the related period. The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$47,524	$21,677	$5,406
Denominator:
Denominator for basic earnings per share
- weighted average number of common shares outstanding during the year	22,562	22,611	22,416
Incremental common shares attributable to exercise of outstanding options and warrants	3,218	1,392	1,648
Denominator for diluted earnings per share	25,780	24,003	24,064
Basic earnings per share	$2.11	$0.96	$0.24
Diluted earnings per share	$1.84	$0.90	$0.22

Incremental shares of 5.7 million, 13.6 million and 11.3 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2021, 2020 and 2019, respectively, because the effect is anti-dilutive.

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

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2021 we were in compliance with all such financial covenants.

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

We have recorded a liability as of December 31, 2021, which represents our estimate of the immaterial aggregate probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred, over and above such losses as are probable, cannot be estimated with certainty.

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

Results for the year ended December 31, 2020 include the estimated potential effect on credit performance resulting from the uncertainty associated with the pandemic. We recorded a $14.1 million charge to the provision for credit losses for the legacy portfolio accounted for under CECL and a $29.5 million mark down to the recorded value of the finance receivables measured at fair value.

During the twelve-month period ended December 31, 2021, we recorded a reduction to provision for credit losses in the amount of $14.6 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance.We measure our portfolio of finance receivables carried at fair value with consideration for unobservable inputs that reflect our own assumptions about the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances. They include such inputs as estimates for the magnitude and timing of net charge-offs and the rate of amortization of the portfolio. The pandemic and the adverse effect it may have on the U.S. economy and our obligors may cause us to consider significant changes in any of those inputs, which in turn may have a significant effect on our fair value measurement.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $146.6 million and $130.7 million as of December 31, 2021 and 2020, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $49.0 million and $52.2 million as of December 31, 2021 and 2020, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2021	2020
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$232,390	$491,307
Unearned acquisition fees, discounts and deferred origination costs, net	–	826
Finance receivables	$232,390	$492,133

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Delinquency Status
Current	$186,625	$406,693
31 - 60 days	30,980	56,572
61 - 90 days	12,070	22,660
91 + days	2,715	5,382
	$232,390	$491,307

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $2.7 million and $5.4 million at December 31, 2021 and 2020, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost basis of our finance receivables by annual vintage as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
	(In thousands)
Annual Vintage Pool
2012 and prior	$131	$608
2013	1,091	4,483
2014	6,881	23,115
2015	29,695	78,457
2016	76,728	163,677
2017	117,864	220,967
	$232,390	$491,307

At the adoption of CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

For the year ended December 31, 2021, we recorded a reduction to provision for credit losses on finance receivables in the amount of $14.6 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance, an improved macroeconomic outlook and higher used car prices. The Company made additional provisions for credit losses of $14.1 million for the year ended December 30, 2020. Those reserve increases were made in consideration for the uncertainty associated with the pandemic.

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of year	$80,790	$11,640	$67,376
Impact of adopting ASC 326	n/a	127,000	n/a
Provision for credit losses on finance receivables	(14,590)	14,113	85,773
Charge-offs	(30,940)	(90,824)	(184,449)
Recoveries	20,946	18,861	42,940
Balance at end of year	$56,206	$80,790	$11,640

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2021	2020
	(In thousands)
Gross balance of repossessions in inventory	$4,341	$15,589
Allowance for losses on repossessed inventory	(1,871)	(11,790)
Net repossessed inventory included in other assets	$2,470	$3,799

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2021	2020
	(In thousands)
Furniture and fixtures	$1,936	$1,648
Computer and telephone equipment	5,216	4,672
Leasehold improvements	1,507	1,507
	8,659	7,827
Less: accumulated depreciation and amortization	(7,530)	(6,999)
	$1,129	$828

Depreciation expense totaled $1,675,000, $1,784,000, and $1,076,000 for the years ended December 31, 2021, 2020 and 2019, respectively. There were $21,000 in equipment disposals during the year ended December 31, 2021.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2021 (2)	Principal	2021	2020	2021
(Dollars in thousands)
CPS 2015-B	September 2022	$–	$250,000	$–	$17,984	–
CPS 2015-C	December 2022	–	300,000	–	28,529	–
CPS 2016-A	March 2023	–	329,460	–	37,158	–
CPS 2016-B	June 2023	–	332,690	–	46,079	–
CPS 2016-C	September 2023	–	318,500	–	47,325	–
CPS 2016-D	April 2024	–	206,325	–	36,455	–
CPS 2017-A	April 2024	21,381	206,320	17,644	40,619	7.07%
CPS 2017-B	December 2023	27,922	225,170	12,491	39,016	5.75%
CPS 2017-C	September 2024	30,061	224,825	25,846	47,553	5.68%
CPS 2017-D	June 2024	30,994	196,300	26,744	49,297	4.95%
CPS 2018-A	March 2025	34,363	190,000	29,518	53,549	4.68%
CPS 2018-B	December 2024	42,054	201,823	36,092	66,955	5.10%
CPS 2018-C	September 2025	47,708	230,275	42,765	77,345	5.27%
CPS 2018-D	June 2025	58,204	233,730	49,634	88,228	5.12%
CPS 2019-A	March 2026	72,750	254,400	62,667	114,373	4.90%
CPS 2019-B	June 2026	72,683	228,275	61,730	118,982	4.61%
CPS 2019-C	September 2026	85,381	243,513	75,065	142,080	3.76%
CPS 2019-D	December 2026	109,469	274,313	98,625	181,485	3.20%
CPS 2020-A	March 2027	104,000	260,000	99,485	184,944	3.32%
CPS 2020-B	June 2027	110,962	202,343	87,048	164,403	4.58%
CPS 2020-C	November 2027	150,173	252,200	138,899	231,961	2.35%
CPS 2021-A	March 2028	162,217	230,545	147,516	–	0.97%
CPS 2021-B	June 2028	189,319	240,000	179,856	–	1.24%
CPS 2021-C	September 2028	264,525	291,000	250,003	–	1.11%
CPS 2021-D	December 2028	340,451	349,202	330,325	–	1.39%
		$1,954,617	$6,271,209	$1,771,953	$1,814,320

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $687.9 million in 2022, $621.2 million in 2023, $150.6 million in 2024, $167.0 million in 2025, $92.1 million in 2026, and $41.2 million in 2027.

(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $12.0 million and $10.6 million as of December 31, 2021 and December 31, 2020, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2021.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2021, restricted cash under the various agreements totaled approximately $146.6 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(6) Debt

The terms of our debt outstanding at December 31, 2021 and 2020 are summarized below:

			Amount Outstanding at
			December 31,	December 31,
			2021	2020
			(In thousands)
Description	Interest Rate	Maturity
Warehouse lines of credit	5.50% over one month Libor (Minimum 6.50%)	N/A	$–	$42,558

	3.00% over one month Libor (Minimum 3.75%)	December 2022	70,590	45,689

	3.50% over a commercial paper rate (Minimum 4.50%)	January 2024	35,420	32,265

Residual interest financing	8.60%	January 2026	4,311	25,576

Residual interest financing	7.86%	June 2026	50,000	–

Subordinated renewable notes	Weighted average rate of 8.93% and 10.09% at December 31, 2021 and December 31, 2020, respectively	Weighted average maturity of January 2024 and January 2023 at December 31, 2021 and December 31, 2020, respectively	26,459	21,323

			$186,780	$167,411

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $400,000 and $1.5 million as of December 31, 2021 and December 31, 2020, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit and residual interest financing on our Consolidated Balance Sheets.

On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 83.0% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 3.00% per annum, with a minimum rate of 3.75% per annum. In December 2020, this facility was amended to extend the revolving period to December 2022 and to include an amortization period through December 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2021 there was $70.6 million outstanding under this facility.

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

On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.0% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.00% per annum, with a minimum rate of 5.00% per annum. In December 2019, this facility was amended to extend the revolving period to December 2021 followed by an amortization period through December 2023 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2021 there was $35.4 million outstanding under this facility. In February 2021, we repaid this facility in full at its maturity date. This facility was most recently renewed in February 2022, extending the revolving period to January 2024, followed by an amortization period of January 2028.

The total outstanding debt on our three warehouse lines of credit was $106.0 million as of December 31, 2021, compared to $120.5 million outstanding as of December 31, 2020.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%. At December 31, 2021 there was $4.3 million outstanding under this facility.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2021 there was $50.0 million outstanding under this facility.

The agreed valuation of the collateral for the 2018-1 and 2021-1 Notes is the sum of the amounts on deposit in the underlying spread accounts for each related securitization and the over-collateralization of each related securitization, which is the difference between the outstanding principal balances of the related receivables less the principal balance of the outstanding notes issued in the related securitization. On each monthly payment date, the 2018-1 and 2021-1 Notes are entitled to interest at the coupon rate and, if necessary, a principal payment necessary to maintain a specified minimum collateral ratio.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unamortized debt issuance costs of $629,000 and $150,000 as of December 31, 2021 and December 31, 2020, respectively, have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Consolidated Balance Sheets.

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

The following table summarizes the contractual and expected maturity amounts of our outstanding subordinated renewable notes as of December 31, 2021:

Subordinated
Contractual maturity	renewable
date	notes
(In thousands)
2022	$12,002
2023	5,235
2024	1,981
2025	2,436
2026	3,236
Thereafter	1,569
Total	$26,459

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchases

For the year ending December 31, 2021, we purchased 3,884,876 shares of our common stock at an average price of $6.61. In November and December 2021 our board of directors authorized the repurchase of up to $13.68 million of our common stock. There is approximately $7.2 million of board authorization remaining under such plans, which have no expiration date. The table below describes the purchase of our common stock for the twelve-month periods ended December 31, 2021 and 2020:

	Twelve Months Ended
	December 31, 2021		December 31, 2020
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	1,639,138	$6.98	105,017	$3.60
Shares redeemed upon net exercise of stock options	245,743	6.95	46,909	2.86
Other	1,999,995	6.26	200,000	3.51
Total stock purchases	3,884,876	$6.61	351,926	$3.97

Options and Warrants

In 2006, the Company adopted and its shareholders approved the CPS 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to our employees or employees of our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. In June 2008, May 2012, April 2013, May 2015, July 2018 and again in November 2021, the shareholders of the Company approved an amendment to the 2006 Plan to increase the maximum number of shares that may be subject to awards under the 2006 Plan to 5,000,000, 7,200,000, 12,200,000, 17,200,000, 19,200,000 and 22,200,000, respectively, in each case plus shares authorized under prior plans and not issued. Options that have been granted under the 2006 Plan and a previous plan approved in 1997 have been granted at an exercise price equal to (or greater than) the stock’s fair value at the date of the grant, with terms generally of 7-10 years and vesting generally over 4-5 years.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $2.65, $1.33 and $1.11, respectively. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 79% to 71% for 2021, 72% to 80% for 2020, and 37% to 39% for 2019. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2021	2020	2019
Expected life (years)	4.00	4.01	4.02
Risk-free interest rate	0.49%	0.25%	1.53%
Volatility	72%	73%	37%
Expected dividend yield	–	–	–

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021, 2020 and 2019, we recorded stock-based compensation costs in the amount of $2.0 million, $1.9 million and $2.1 million, respectively. As of December 31, 2021, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $4.9 million. This amount will be recognized as expense over a weighted-average period of 2.3 years.

At December 31, 2021 and 2020, options outstanding had intrinsic values of $13.1 million and $11.9 million, respectively. At December 31, 2021 and 2020, options exercisable had intrinsic values of $9.7 million and $8.2 million, respectively. The total intrinsic value of options exercised was $9.0 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. New shares were issued for all options exercised during the year ended December 2021 and cash of $6.0 million was received. At December 31, 2021, there were a total of 3,881,000 additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2021 for stock options under the 2006 and 1997 plans is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	15,977	$4.46	N/A
Granted	1,460	4.95	N/A
Exercised	(2,291)	2.64	N/A
Forfeited/Expired	(2,071)	6.31	N/A
Options outstanding at the end of period	13,075	$4.54	2.85 years

Options exercisable at the end of period	9,685	$4.80	1.89 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended December 31, 2021 and 2020:

	Number of shares as of		Number of shares as of
	December 31, 2021		December 31, 2020
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$0.95 - $1.99	577	577	1,904	1,904
$2.00 - $2.99	1,517	489	1,570	180
$3.00 - $3.99	4,285	3,382	4,973	3,306
$4.00 - $4.99	2,870	1,410	1,540	1,217
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	2,651	2,652	4,770	4,770
$7.00 - $7.99	1,175	1,175	1,220	1,220

Total shares	13,075	9,685	15,977	12,597

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2021, 2020 and 2019.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Interest on finance receivables	$69,783	$126,043	$211,138
Interest on finance receivables at fair value	196,461	168,266	123,059
Mark to finance receivables measured at fair value	(4,417)	(29,528)	–
Other interest income	22	673	2,899
Interest income	$261,849	$265,454	$337,096

The following table presents the components of interest expense:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Securitization trust debt	$64,387	$88,031	$96,870
Warehouse lines of credit	4,448	7,678	8,402
Residual interest financing	3,763	3,454	3,822
Subordinated renewable notes	2,641	2,175	1,434
Interest expense	$75,239	$101,338	$110,528

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current federal tax expense	$8,992	$(23,576)	$(574)
Current state tax expense	2,845	472	105
Deferred federal tax expense	3,012	18,937	2,759
Deferred state tax expense	3,373	2,610	1,466

Income tax expense	$18,222	$(1,557)	$3,756

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2021, 2020 and 2019 differs from the amount determined by applying the statutory federal rate to income before income taxes as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Expense at federal tax rate	$13,807	$4,225	$1,924
State taxes, net of federal income tax effect	3,974	1,505	1,027
Stock-based compensation	(947)	35	169
Non-deductible expenses	1,129	974	856
Net operating loss carryback	(1,694)	(9,435)	–
Effect of change in tax rate	–	–	–
Accounting method change	–	–	–
Other	1,953	1,139	(220)
	$18,222	$(1,557)	$3,756

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was adopted, providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carry back net operating losses (“NOLs”) arising from 2018, 2019 and 2020 to the prior five tax years. The Company has such NOLs reflected on its balance sheet as a portion of deferred tax assets. The Company has previously valued its NOLs at the federal corporate income tax rate of 21%. However, the provisions of the CARES Act provide for NOL carryback claims to be calculated based on a rate of 35%, which was the federal corporate tax rate in effect for the carryback years. Consequently, the Company has revalued the benefit from its NOLs to reflect a 35% tax rate. The result of the revaluation of NOLs and other tax adjustments is a net tax benefit reflected in income taxes of $680,000 and $8.8 million respectively, for the years ended December 31, 2021 and 2020.

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred Tax Assets:
Finance receivables	$10,644	$10,930
Accrued liabilities	1,694	541
NOL carryforwards	2,070	7,470
Built in losses	2,679	3,312
Pension accrual	–	1,745
Stock compensation	3,584	4,463
Lease liability	2,737	3,843
Other	–	46
Total deferred tax assets	23,408	32,350

Deferred Tax Liabilities:
Finance receivables	$–	$–
Deferred loan costs	–	(205)
Pension accrual	(1,026)	–
Lease right-of-use assets	(2,487)	(3,517)
Furniture and equipment and other	(320)	(116)
Total deferred tax liabilities	(3,833)	(3,838)

Net deferred tax asset	$19,575	$28,512

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $19.6 million as of December 31, 2021 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $19.6 million consists of approximately $12.2 million of net U.S. federal deferred tax assets and $7.4 million of net state deferred tax assets.

As of December 31, 2021, we had net operating loss carryforwards for state income tax purposes of $42.4 million. These state net operating losses begin to expire in 2024.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2021, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2018.

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

We determine if a contract contains a lease at contract inception. Right-of-use assets and liabilities are recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the Company’s incremental borrowing rate. Right-of-use assets are included in other assets and lease liabilities are included in accounts payable and accrued expenses in our Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	December 31,	December 31,
	2021	2020
	(In thousands)

Operating Leases
Operating lease right-of-use assets	$25,819	$23,735
Less: Accumulated amortization right-of-use assets	(17,624)	(12,792)
Operating lease right-of-use assets, net	$8,195	$10,943

Operating lease liabilities	$(9,058)	$(12,096)
	http://fasb.org/us-gaap/2021-01-31#OtherLiabilities	http://fasb.org/us-gaap/2021-01-31#OtherLiabilities
Finance Leases
Property and equipment, at cost	$3,407	$3,407
Less: Accumulated depreciation	(2,348)	(1,226)
Property and equipment, net	$1,059	$2,181

Finance lease liabilities	$(1,124)	$(2,243)
	http://fasb.org/us-gaap/2021-01-31#OtherLiabilities	http://fasb.org/us-gaap/2021-01-31#OtherLiabilities
Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2022	$6,434	$1,050
2023	1,888	84
2024	920	26
2025	795	9
2026	501	–
Thereafter	1,160	–
Total undiscounted lease payments	11,698	1,169
Less amounts representing interest	(2,640)	(45)
Lease Liability	$9,058	$1,124

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the leases expense included in Occupancy, General and administrative on our Condensed Consolidated Statement of Operations:

	Year Ended December 31,

	2021	2020	2019
	(In thousands)
Operating lease cost	$7,184	$7,523	$7,521
Finance lease cost	1,229	1,179	160
Total lease cost	$8,413	$8,702	$7,681

The following table presents the supplemental cash flow information related to leases:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,474	$7,762	$7,584
Operating cash flows from finance leases	1,118	1,007	133
Financing cash flows from finance leases	$111	$172	$27

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

The defendant’s contract provided for resolution of disputes exclusively by arbitration, and exclusively on an individual basis, not a class basis. Nevertheless, in August 2021, the court denied our motion to compel arbitration, without opinion. As of the date of this report, no motion for certification of a class has been filed or granted; however, it would be reasonable to expect that resolution of these claims will be on a class basis.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2021, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2021 is $3.4 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2021 does not exceed $11.3 million.

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

(11) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to the maximum allowed under the law. We may, at our discretion, match 100% of employees’ contributions up to $2,000 per employee per calendar year. Our matching contributions to the 401(k) Plan were $1.3 million, $1.4 million, and $1.6 million respectively, for the years ended December 31, 2021, 2020 and 2019.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$24,678	$22,997
Interest cost	553	693
Assumption changes	(1,074)	2,418
Actuarial (gain) loss	(222)	(89)
Settlements	(865)	–
Benefits paid	(790)	(1,341)
Projected benefit obligation, end of year	$22,280	$24,678

Change in Plan Assets
Fair value of plan assets, beginning of year	$18,165	$15,910
Return on assets	8,703	2,775
Employer contribution	1,124	1,161
Expenses	(239)	(340)
Settlements	(865)	–
Benefits paid	(790)	(1,341)
Fair value of plan assets, end of year	$26,098	$18,165

Funded Status at end of year	$3,818	$(6,513)

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2021 and 2020 were as follows:

	December, 31
	2021	2020
Weighted average assumptions used to determine benefit obligations
Discount rate	2.65%	2.28%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.28%	3.07%
Expected return on plan assets	7.25%	7.25%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our overall expected long-term rate of return on assets is 7.25% per annum as of December 31, 2021. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2021	2020	2019
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$3,818	$–	$–
Other liabilities	–	(6,513)	(7,087)
Net amount recognized	$3,818	$(6,513)	$(7,087)

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$3,794	$13,297	$13,092
Unrecognized transition asset	–	–	–
Net amount recognized	$3,794	$13,297	$13,092

Components of net periodic benefit cost
Interest cost	$553	$693	$808
Expected return on assets	(1,301)	(1,150)	(1,012)
Amortization of transition asset	–	–	–
Amortization of net loss	896	839	376
Net periodic benefit cost	148	382	172
Settlement (gain)/loss	(865)	–	–
Total	$(717)	$382	$172

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$(9,503)	$205	$1,197
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$(9,503)	$205	$1,197

The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2022 is $1.2 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average asset allocation of our pension benefits at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	78%	82%
Debt securities	22%	18%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2022	$904
2023	934
2024	957
2025	989
2026	1,034
Years 2027 - 2031	5,605

Anticipated Contributions in 2022	$–

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at December 31, 2021 and 2020, by asset category, is as follows:

	December 31, 2021
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$10,472	$–	$–	$10,472
Large Cap Value	–	2,933	–	2,933
Mid Cap Index	–	836	–	836
Small Cap Growth	–	714	–	714
Small Cap Value	–	868	–	868
Large Cap Blend	–	859	–	859
Growth	–	2,915	–	2,915
International Growth	–	3,036	–	3,036
Core Bond	–	2,316	–	2,316
High Yield	–	473	–	473
Inflation Protected Bond	–	641	–	641
Money Market	–	35	–	35
Total	$10,472	$15,626	$–	$26,098

	December 31, 2020
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$3,811	$–	$–	$3,811
Large Cap Value	–	2,523	$–	2,523
Mid Cap Index	–	757	–	757
Small Cap Growth	–	765	–	765
Small Cap Value	–	785	–	785
Large Cap Blend	–	691	–	691
Growth	–	2,342	–	2,342
International Growth	–	3,003	–	3,003
Core Bond	–	1,809	–	1,809
High Yield	–	381	–	381
Inflation Protected Bond	–	485	–	485
Money Market	–	813	$–	813
Total	$3,811	$14,354	$–	$18,165

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.
(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.
(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

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

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Twelve Months Ended
	December 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$1,523,726	$1,444,038
Finance receivables at fair value acquired during period	1,107,537	739,734
Payments received on finance receivables at fair value	(743,728)	(496,747)
Net interest income accretion on fair value receivables	(134,020)	(133,771)
Mark to fair value	(4,417)	(29,528)
Balance at end of period	$1,749,098	$1,523,726

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	December 31, 2021		December 31, 2020
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$1,972,699	$1,749,098	$1,668,076	$1,523,726

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	December 31,			December 31,
	2021	2020	Unobservable Inputs	2021	2020
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,749,098	$1,523,726	Discount rate	10.6% - 11.3%	10.4% - 11.1%
			Cumulative net losses	10.0% - 18.4%	15.3% - 18.4%

The following table summarizes the delinquency status using the contractual balance of these finance receivables measured at fair value as of December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020
	(In thousands)
Delinquency Status
Current	$1,787,641	$1,505,486
31 - 60 days	115,924	96,296
61 - 90 days	38,999	36,436
91 + days	11,564	9,607
Repo	18,571	20,251
	$1,972,699	$1,668,076

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other assets on our consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2021, the finance receivables related to the repossessed vehicles in inventory totaled $4.3 million. We have applied a valuation adjustment, or loss allowance, of $1.9 million, which is based on a recovery rate of approximately 57%, resulting in an estimated fair value and carrying amount of $2.4 million. The fair value and carrying amount of the repossessed inventory at December 31, 2020 was $3.8 million after applying a valuation adjustment of $11.8 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2021 and 2020. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at December 31, 2021 and 2020, were as follows:

	As of December 31, 2021
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$29,928	$29,928	$–	$–	$29,928
Restricted cash and equivalents	146,620	146,620	–	–	146,620
Finance receivables, net	176,184	–	–	178,795	178,795
Accrued interest receivable	2,269	–	–	2,269	2,269
Liabilities:
Warehouse lines of credit	$105,610	$–	$–	$105,610	$105,610
Accrued interest payable	3,568	–	–	3,568	3,568
Securitization trust debt	1,759,972	–	–	1,740,901	1,740,901
Subordinated renewable notes	26,459	–	–	26,459	26,459

	As of December 31, 2020
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,466	$13,466	$–	$–	$13,466
Restricted cash and equivalents	130,686	130,686	–	–	130,686
Finance receivables, net	411,343	–	–	429,972	429,972
Accrued interest receivable	5,017	–	–	5,017	5,017
Liabilities:
Warehouse lines of credit	$118,999	$–	$–	$118,999	$118,999
Accrued interest payable	4,919	–	–	4,919	4,919
Securitization trust debt	1,803,673	–	–	1,862,630	1,862,630
Subordinated renewable notes	21,323	–	–	21,323	21,323

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13) Subsequent Events

On February 2, 2022 we executed our first securitization of 2022. In the transaction, qualified institutional buyers purchased $316.8 million of asset-backed notes secured by $330.0 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2022-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 2.54%.

The 2022-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 4.00%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 8.40% of the original receivable pool balance, or 25.80% of the then outstanding pool balance. The transaction utilizes a pre-funding structure, in which CPS sold approximately $217.8 million of receivables at inception and plans to sell approximately $112.2 million of additional receivables in February 2022. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

