Form 10-K/A
period 2021-12-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2022-05-02
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K/A Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of the close of business on April 26,2022, there were 21,133,500 common shares of the registrant outstanding. The aggregate market value of the 15,970,613 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $4.50 per share reported by Nasdaq as of June 30, 2021, was approximately $71,867,759. For purposes of this computation, a registrant sponsored pension plan, an employee savings plan, and all directors and executive officers, are deemed to be affiliates. Such determination is not an admission that such plans and individuals are in fact affiliates of the registrant.

EXPLANATORY NOTE

On March 16, 2022, Consumer Portfolio Services, Inc. (the “Company” or “CPS”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14, of the 2021 Form 10-K to include information previously omitted from the 2021 Form 10-K in reliance on General Instruction G(3) to Form 10-K. That instruction provides that registrants may incorporate by reference certain information from a definitive proxy statement, or, if such statement is not filed by 120 days after the end of the fiscal year, then by amendment of the annual report. Accordingly, Part III of the 2021 Form 10-K is hereby amended to add the information set forth below.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2021 Form 10-K with the SEC on March 16, 2022 and no attempt has been made in this Amendment to modify or update other disclosures contained in the 2021 Form 10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below. None of the Company’s directors currently serves on the board of directors of any other publicly-traded companies.

Charles E. Bradley, Jr., 62, has been the President and a director of the Company since its formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Mr. Bradley has been the Company's Chief Executive Officer since January 1992. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

Chris A. Adams, 73, has been a director of the Company since August 2007. Since 1982 he has been the owner and chief executive of Latrobe Pattern Company and K Castings Inc., which are firms engaged in the business of fabricating metal parts. With his experience as chief executive of manufacturing companies, Mr. Adams contributes to the Company’s Board significant organizational and operational management skills.

Louis M. Grasso, 76, has been a director of the Company since October 2019. Mr. Grasso was the founder and majority owner of PFC Corporation until his retirement in November 2011, upon sale of PFC’s portfolio of assets to Capstone Realty Advisors. Over a period of 35 years, PFC Corporation originated over $1.8 billion of mortgage loans, and issued $1.8 billion of mortgage-backed securities. He brings to the Board knowledge and experience bearing in particular on the Company’s strategies for meeting its capital requirements, and broad organizational and management skills.

William W. Grounds, 66, has been a director of the Company since December 2021. From 2008 to 2021, he was the President and COO of Infinity World Development Corp, which is a subsidiary of a sovereign wealth fund in the United Arab Emirates. He served on the board of MGM Resorts International from 2013 to 2021 and of Remark Holdings Inc. from 2013 to 2019. During his career he has held senior executive positions in major real estate private equity investment, development and construction entities. Mr. Grounds brings to the Board experience as a director of publicly-traded companies, and skills in investment and general management.

Brian J. Rayhill, 59, has been a director of the Company since August 2006. Mr. Rayhill has been a practicing attorney in New York State since 1988. As an experienced advocate, counselor and litigator, Mr. Rayhill brings legal knowledge and perspective to the Company’s Board.

William B. Roberts, 84, has been a director of the Company since its formation in March 1991. From 1981 until his retirement at the end of 2020, he was the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts. Having spent decades in the business of finance, Mr. Roberts brings to the Company’s Board his perspective and judgment regarding means of financing its business.

Gregory S. Washer, 60, has been a director of the Company since June 2007. He was the president and owner of Clean Fun Promotional Marketing, a promotional marketing company, from its founding in 1986 through its sale in September 2014. He continued to act as a consultant to Clean Fun through August 2017, and is now retired. With his experience in promotions and marketing, Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 63, has been a director of the Company since July 2001. Mr. Wood was president of Carclo Technical Plastics, a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics. As president of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements. He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

Executive Officers

The information regarding the Company’s executive officers set forth in Part I of this report under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company.  Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2021 were timely filed, except that: (A) one Form 4 was filed one day late for each of Chris A. Adams, Danny Bharwani, Charles E. Bradley, Jeffrey P. Fritz, Louis M. Grasso, John P. Harton, Michael T. Lavin, Brian J. Rayhill, William B. Roberts, Teri L. Robinson, Laurie A. Straten, Christopher Terry, Gregory S. Washer, and Daniel S. Wood, on August 6, 2021, with respect to stock options granted on August 3, 2021 (B) two Form 4s were filed for Louis M. Grasso on (i) May 24, 2021 with respect to a transaction on May 18, 2021 and on (ii) June 25, 2021 with respect to a transaction on June 22, 2021, and (C) one Form 3 was filed for William W. Grounds on April 29, 2022 with respect to Mr. Ground being elected as director on December 1, 2021.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers, which applies to the Company's chief executive officer, chief financial officer, controller and others. A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company's principal executive offices.

Audit and Other Committees

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating Committee. Each of these three committees operates under a written charter, adopted by the Board of Directors. The charters are available on the Company’s website, https://ir.consumerportfolio.com/corporate-governance. The Board of Directors has concluded that each member of these three committees (every director other than Mr. Bradley, the Company's chief executive officer), is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them have a material relationship with the Company that would impair their independence from management or otherwise compromise the ability to act as an independent director.

The members of the Audit Committee are Mr. Rayhill (chairman), Mr. Grasso, Mr. Washer, and Mr. Wood.

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

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee comprises non-employee directors Daniel Wood (chairman), Chris Adams, William Grounds, and William Roberts.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this report. Based on such review and discussions and relying thereon, we have recommended to the Company's Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

THE COMPENSATION COMMITTEE

Daniel S. Wood(chairman)            Chris A. Adams             William W. Grounds              William B. Roberts

Compensation Discussion and Analysis

2021 Say-on-Pay Advisory Vote Outcome

The Compensation Committee annually considers the results of the most recent advisory vote by shareholders to approve executive officer compensation. In the 2021 advisory vote, a majority of the voted shares (62.6%) approved of the compensation of our named executive officers. The Compensation Committee has noted the substantial negative vote, but has determined to retain the existing design, purposes and structure of our executive compensation programs. The Compensation Committee will continue to consider the results from future shareholder advisory votes regarding executive officer compensation in its future administration of executive compensation.

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

Role of the Compensation Committee and the chief executive officer

Our Board of Directors has authorized the Compensation Committee, which is composed solely of independent directors, to make all decisions regarding executive compensation, including administration of our compensation plans. In that regard, the Compensation Committee:

•	Reviews and discusses with management the factors underlying our compensation policies and decisions, including overall compensation objectives;
•	Reviews and approves all company goals and objectives (both financial and non-financial) relevant to the compensation of the chief executive officer;
•	Evaluates, together with the other independent directors, the performance of the chief executive officer in light of these goals and objectives and that individual’s overall effectiveness;
•	Fixes and approves each element of the compensation of the chief executive officer;
•	Reviews the performance evaluations of all other members of executive management (the chief executive officer prepares and presents to the Compensation Committee the performance evaluations of the other executive officers);
•	Reviews and approves each element of compensation, as well as the terms and conditions of employment, of those other executive officers;
•	Grants awards under our equity compensation plans and oversees the administration of those plans; and
•	Reviews the costs and structure of our key employee benefit and fringe-benefit plans and programs.

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

The table below provides comparative information regarding the components of our year 2021 executive compensation program. We are applying the same elements in our executive compensation program for the year 2022.

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

The Company's general approach in setting the annual compensation of its named executive officers is to set those officers’ base compensation by reference to their base rates for the preceding year. During the year ended December 2021, the Company's chief executive officer, Charles E. Bradley, Jr., received $995,000 in base salary. In setting that rate in the first quarter of 2021, the Committee considered the base salary rate that the Company had paid in the prior year ($995,000), the desirability of providing an annual increase, the desirability of ensuring retention of the services of the Company's incumbent chief executive officer, the Company’s financial performance, and the levels of chief executive officer compensation prevailing among other financial services companies. The Committee considered whether to adjust officers’ base compensation for 2021, and determined not to increase the base rate for the chief executive officer or the other named executive officers.

The Annual Incentive Bonus (EMB) element

To encourage executive officers and key management personnel to exercise their best efforts and management skills toward causing the Company to meet its overall objective, and toward achieving designated specific individual objectives, the Company has implemented an Executive Management Bonus Plan, with annual payouts. Under the Company's bonus plan as applied to the year ended December 2021, the Company’s two executive vice presidents (each of whom is among the named executive officers) were eligible to receive a cash bonus of up to 140% of their base salaries, and the Company’s senior vice presidents (two of whom are among the named executive officers) were eligible to receive a cash bonus of up to 110% of their base salaries. The chief executive officer was eligible to receive a cash bonus of up to 500% of his base salary. The implementation of this element for the year 2021 is discussed below.

The Long-Term Incentive Compensation Element

The Committee also awards incentive and non-qualified stock options under the Company's stock option plans. Such awards are designed to assist in the retention of key executives and management personnel and to create an incentive to create shareholder value over a sustained period of time. The Company believes that stock options are a valuable tool in compensating and retaining employees. During the year ended December 31, 2021, the Committee granted stock options to the Company's executive officers. All such grants were awarded on August 3, 2021, and all carry exercise prices equal to the market price for the Company's common stock at the date of grant.  The terms of such options are described below, under the caption "Grants of Plan-Based Awards in Last Fiscal Year." The numbers of shares made subject to each of the option grants were based on various factors relating to the responsibilities of the individual officers and to the extent of previous grants to such individuals.

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

Specific Objectives and Evaluation

In the first quarter of 2021 the compensation committee designated specific objectives with respect to the chief executive officer to be accomplished within the year 2021, and fixed weights to be associated with each such objective. The chief executive officer proposed to the committee specific annual objectives with respect to each other executive officer of the company, which the committee, after making certain modifications, approved. These objectives and the Committee’s administration of the annual incentive bonus element of compensation are discussed in detail below, under the heading “ - Grants of Plan-Based Awards in Last Fiscal Year - Executive Management Bonus Plan.”

Grants of Options

The Committee's award of stock options to the Company's officers in August 2021 included option grants to the chief executive officer and the other named executive officers.  In determining the appropriate level of such grant, the Committee considered the long-term performance of the chief executive officer and the desirability of providing significant incentive for future performance, as well as the desirability of ensuring that officer's continued retention by the Company, and the various factors noted above with respect to option grants generally. These grants and the Committee’s administration of the long-term incentive element of compensation are discussed in detail below, under the heading “-Grants of Plan-Based Awards in Last Fiscal Year – Equity Incentives.”

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

Summary of Compensation

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2021 by the Company's chief executive officer, its chief financial officer, and the other three most highly compensated individuals (such five individuals, the "named executive officers") who were serving in such position or as executive officers at any time in 2021. It lists their names, the principal positions in which they served in those years, and each component of compensation paid with respect to those years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Option Awards (1)	All Other Compen- sation (2)	Total
Charles E. Bradley, Jr.	2021	$995,000	$2,900,000	$795,300	$360	$4,690,660
President & Chief	2020	995,000	2,600,000	318,696	360	3,914,056
Executive Officer	2019	995,000	2,600,000	334,290	480	3,929,770

Jeffrey P Fritz	2021	411,000	401,000	238,590	360	1,050,950
Executive Vice President	2020	411,000	327,000	119,511	360	857,871
& Chief Financial Officer	2019	411,000	233,000	100,287	480	744,767

Michael T. Lavin	2021	411,000	575,000	238,590	360	1,224,950
Executive Vice President	2020	411,000	493,000	199,185	360	1,103,545
& Chief Operating Officer	2019	411,000	461,000	100,287	480	972,767

Teri L. Robinson	2021	368,000	403,000	159,060	360	930,420
Senior Vice President	2020	368,000	355,000	106,232	360	829,592
- Originations	2019	368,000	328,000	66,858	480	763,338

Laurie A. Straten	2021	368,000	359,000	159,060	360	886,420
Senior Vice President	2020	368,000	355,000	106,232	360	829,592
- Servicing	2019	362,000	328,000	66,858	480	757,338

(1)	Represents the dollar value of accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 and SFAS 123R. Value was estimated using a Black-Scholes model for 2019, 2020, and 2021. For the year 2021 the weighted average fair value per option was $2.6510, based on assumptions of 4.11 years expected life, expected volatility of 71.38%, and a risk-free rate of 0.51%. For the year 2020 the weighted average fair value per option was $1.33, based on assumptions of 4.11 years expected life, expected volatility of 72.10%, and a risk-free rate of 0.26%. For the year 2019 the weighted average fair value per option was $1.11, based on assumptions of 4.11 years expected life, expected volatility of 37.13%, and a risk-free rate of 1.53%. In all cases, we assumed a dividend yield of 0.0%.
(2)	Amounts in this column represent premiums paid by the Company for group life insurance.

Grants of Plan-Based Awards in Last Fiscal Year

Equity Incentives

In the year ended December 31, 2021, we did not grant any stock awards or stock appreciation rights to any of our named executive officers. We granted options to substantially all of our management level employees on August 3, 2021. The option grants noted in the tables above and below were awarded to the named executive officers as part of those grants. We also granted awards under our Executive Management Bonus Plan, which were evaluated and paid out after the end of the year. The amounts paid are shown in the table above (Summary Compensation Table) as “Non-Equity Incentive Plan Compensation.”

In the August 2021 grant, the chief executive officer received an option to purchase 300,000 shares of the Company's common stock at the market closing price ($4.95 per share) on the date of grant, with such right to purchase to become exercisable in increments of 25% on each of the first through fourth anniversaries of the grant date, and to expire on the seventh anniversary. Each of the other executive officers of the Company received a grant at that time on the same terms. Mr. Fritz and Mr. Lavin received such grants with respect to 90,000 shares each, and Ms. Robinson and Ms. Straten each received such a grant with respect to 60,000 shares.

The table below provides information regarding the awards granted to the named executive officers in 2021.

Grants of Plan-Based Awards

Name	Estimated future payouts under non-equity incentive plan awards Threshold Target Maximum			Grant Date	Number of Shares Underlying Options	Exercise Price	Grant Date Fair Value
Mr. Bradley	--	--	--	8/03/2021	300,000	$4.95	$795,300
	$ --	$4,975,000	$4,975,000	--	--	--	--
Mr. Fritz	--	--	--	8/03/2021	90,000	$4.95	238,590
	$ --	575,400	575,400	--	--	--	--
Mr. Lavin	--	--	--	8/03/2021	90,000	$4.95	238,590
	$ --	575,400	575,400	--	--	--	--
Ms. Robinson	--	--	--	8/03/2021	60,000	$4.95	159,060
	$ --	404,800	404,800	--	--	--	--
Ms. Straten	--	--	--	8/03/2021	60,000	$4.95	159,060
	$ --	404,800	404,800	--	--	--	--

The “target” and “maximum” figures appearing in the table above represent the maximum cash payout under the individual executives’ Executive Management Bonus Plan awards as of the date the incentive was fixed. The actual payout to each individual named in the table above has been determined and paid prior to the date of this report. That amount was in each case materially less than the maximum (approximately 58% of the maximum, in the case of the chief executive). The respective actual payments are described below, and appear above in the Summary Compensation Table under the heading “Non-Equity Plan Compensation.” Because each non-equity incentive plan award has been settled and paid, the future payout under such awards as of the date of this report is in each case zero. The “grant date fair value” figures appearing in the table above, which are the computed fair values of stock option awards, are computed as described in note 1 to the Summary Compensation Table.

Executive Management Bonus Plan

The Executive Management Bonus Plan award granted to the chief executive officer, Mr. Bradley, called for him to meet as many as possible of six separate operational and financial objectives within the year 2021. The Compensation Committee assigned to each of those objectives a value as a percentage of base salary. The objectives and their weightings were as follows: to meet or exceed the Company’s quarterly budgeted earnings (25% each quarter, total of 100%), to raise up to $60 million of debt capital (60%), to renew or replace one of the specific warehouse credit facilities (50%), to execute three rated securitization transactions (30% each, 90% total), to increase the Company’s annual originations of receivables to each of four targets (100% in the aggregate, creditable in increments of 25% for reaching aggregate amounts of $800 million, $850 million, $900 million, and $950 million), and to cause the Company’s common stock to trade in excess of each of four targets (100% in the aggregate, creditable in increments of 25% for reaching prices of $4.50, $5.00, $5.50, and $6.00 per share).

The total of the seven weightings is 500%; accordingly, the target and maximum possible value to that officer of the award was 500% of his base salary for 2021.

In a series of meetings, the committee evaluated the chief executive’s performance in comparison to the goals. The Compensation Committee determined that the budget objective was met in all four quarters of 2021, and credited the chief executive with the maximum value, or 100%. The Company was successful in raising new debt capital in June 2021, in the amount of $50 million. The Committee credited the chief executive with the full 60% designated for that objective.

The Committee also determined that the renewal of the warehouse line was not completed in 2021 and found no credit was earned in that respect.

The Committee noted that the Company had executed four rated securitizations during the year, three of them after the objective was fixed, representing the full creditable performance of 90%. It determined that our originations volume exceeded $1.1 billion for the year while maintaining credit quality, representing creditable performance in the full amount of 100%. The Committee noted that the stock price objective was exceeded with respect to all targets and credited the chief executive with the maximum value of 100%.

The aggregate valuation of all creditable performance for the chief executive officer was thus 450%, which would imply a bonus payment under our Executive Management Bonus Plan of $4,478,000. The committee elected to pay a bonus less than the maximum creditable percentage, in the amount of $2,900,000, representing 291% of our chief executive’s base salary.

The Executive Management Bonus Plan awards granted to the named executive officers other than the chief executive officer are evaluated on a more subjective basis, and were set by the Compensation Committee in consultation with and on the recommendation of the chief executive officer. Factors used in determining the amount of bonus for the two named executive officers who are executive vice presidents of the Company are these: (I) an evaluation of the executive’s skills and performance, 30%, (II) whether the executive has met two individual objectives approved by the compensation committee, 18% in aggregate, (III) whether the Company as a whole has met or exceeded budget targets, 12%, (IV) a subjective evaluation of that executive’s departments, 30%, and (V) a discretionary allocation recommended by the chief executive officer and approved by the compensation committee, 50%.

Numerical scores are assigned to each of these factors, up to the maximum percentages stated above, and can result in a maximum bonus of 140% of base compensation.

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

Following the end of the year 2021, our compensation committee evaluated each named executive officer’s performance in relation to these standards and goals. The Company met its overall budget target in each quarter, and each officer accordingly received full credit with respect to that target.

With respect to the individual factors, the compensation committee, acting in part on the advice of our chief executive officer, determined that creditable performance for 2021 for each named executive officer other than the chief executive officer was as set forth below:

	Maximum percentage	Creditable percentage	Base Salary	Result (rounded to nearest $1000)
Mr. Fritz	140%	97.5%	$411,000	$401,000
Mr. Lavin	140	140	411,000	575,000
Ms. Robinson	110	109.5	368,000	403,000
Ms. Straten	110	97.6	368,000	359,000

On that basis, the Compensation Committee approved payments to these named executive officers in the amounts shown in the rightmost column.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2021 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option.  Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date
Charles E. Bradley, Jr.	140,000	–		$1.20	4/3/2022
	60,000	–		$1.94	7/16/2022
	100,000	–		$3.72	11/8/2022
	250,000	–		$6.86	2/1/2023
	250,000	–		$7.97	5/7/2023
	300,000	–		$6.11	5/19/2022
	300,000	–		$3.48	5/12/2023
	300,000	–		$4.35	5/17/2024
	225,000	75,000	(1)	$3.48	5/9/2025
	150,000	150,000	(2)	$3.53	8/8/2026
	60,000	180,000	(3)	$2.47	6/1/2027
	–	300,000	(4)	$4.95	8/3/2028

Jeffrey P. Fritz	36,000	–		$1.20	4/3/2022
	14,000	–		$1.94	7/16/2022
	60,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	90,000	–		$6.11	5/19/2022
	90,000	–		$3.48	5/12/2023
	90,000	–		$4.35	5/17/2024
	67,500	22,500	(1)	$3.48	5/9/2025
	45,000	45,000	(2)	$3.53	8/8/2026
	22,500	67,500	(3)	$2.47	6/1/2027
	–	90,000	(4)	$4.95	8/3/2028

Michael T. Lavin	21,600	–		$1.20	4/3/2022
	8,400	–		$1.94	7/16/2022
	75,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	90,000	–		$6.11	5/19/2022
	90,000	–		$3.48	5/12/2023
	90,000	–		$4.35	5/17/2024
	67,500	22,500	(1)	$3.48	5/9/2025
	45,000	45,000	(2)	$3.53	8/8/2026
	37,500	112,500	(3)	$2.47	6/1/2027
	–	90,000	(4)	$4.95	8/3/2028

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date
Teri L. Robinson	36,000	–		$1.20	4/3/2022
	14,000	–		$1.94	7/16/2022
	60,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	60,000	–		$6.11	5/19/2022
	60,000	–		$3.48	5/12/2023
	60,000	–		$4.35	5/17/2024
	45,000	15,000	(1)	$3.48	5/9/2025
	30,000	30,000	(2)	$3.53	8/8/2026
	20,000	60,000	(3)	$2.47	6/1/2027
	–	60,000	(4)	$4.95	8/3/2028

Laurie A. Straten	18,000	–		$1.20	4/3/2022
	7,000	–		$1.94	7/16/2022
	25,000	–		$6.86	2/1/2023
	90,000	–		$7.97	5/7/2023
	60,000	–		$6.11	5/19/2022
	60,000	–		$3.48	5/12/2023
	60,000	–		$4.35	5/17/2024
	45,000	15,000	(1)	$3.48	5/9/2025
	30,000	30,000	(2)	$3.53	8/8/2026
	20,000	60,000	(3)	$2.47	6/1/2027
	–	60,000	(4)	$4.95	8/3/2028

(1) Becomes exercisable as to the unexercisable portion on May 9, 2022.

(2) Becomes exercisable as to cumulative increments of one-half of the unexercisable portion on August 8, 2022 and 2023.

(3) Becomes exercisable as to cumulative increments of one-third of the unexercisable portion on June 1, 2022, 2023 and 2024

(4) Becomes exercisable as to cumulative increments of 25% of the unexercisable portion on August 3, 2022, 2023, 2024, and 2025.

Option Exercises in Last Fiscal Year

All of the five named executive officers exercised stock options during 2021. The table below shows the realized value and the number of options exercised for those three individuals. None of our officers hold stock awards; accordingly, no stock awards vested during 2021.

Option Exercises and Stock Vested

	Value realized on exercise (1)	Number of shares acquired on exercise
Mr. Bradley	$4,284,660	699,999
Mr. Fritz	157,000	50,000
Mr. Lavin	223,600	50,000
Ms. Robinson	246,250	65,000
Ms. Straten	174,745	37,750

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

Director Compensation

Throughout 2021, we paid our non-employee directors a retainer of $5,167 per month, with an additional fee of $500 per month for service on a board committee ($1,000 for a committee chairman). Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the board of directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings. The Board in 2021 approved issuance to each non-employee director of options to purchase an aggregate of 30,000 shares. The exercise prices of all such options are the closing price of the Company’s common stock on the date of grant, which was $2.61 per share. The following table summarizes compensation received by our directors for the year 2021:

Name of Director	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Chris A. Adams	$82,004	$78,243	$160,247
Charles E. Bradley, Jr. (3)	–	–	–
Louis M. Grasso	66,004	78,243	144,247
William W. Grounds (4)	11,334	–	11,334
Brian J. Rayhill	89,504	78,243	167,747
William B. Roberts	70,504	78,243	148,747
Gregory S. Washer	78,004	78,243	156,247
Daniel S. Wood	89,004	78,243	167,247

(1)       This column reports cash compensation earned in 2021 for Board and committee service.

(2)       This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2021 fiscal year for the fair value of stock options granted to the directors in 2021.  The fair value was estimated using a binomial option-pricing model in accordance with SFAS 123R.  The fair value per option was $2.61, based on assumptions of 3.24 years expected life, expected volatility of 79.20%, expected dividend yield of 0.0%, and a risk-free rate of 0.37%. In addition to the stock option awards granted in 2021, our directors held at December 31, 2021 option awards granted in previous years. The total options held at December 31, 2021 represent the right to purchase shares as follows: Mr. Bradley, 2,840,000 shares; Mr. Adams, 330,000 shares; Mr. Grasso, 60,000 shares; Mr. Rayhill, 410,000 shares; Mr. Roberts, 60,000 shares; Mr. Washer, 330,000 shares; and Mr. Wood, 345,000 shares.

(3)       Mr. Bradley's compensation as chief executive officer of the Company is described elsewhere in this report. He received no additional compensation for service on the Company's Board of Directors.

(4) Mr. Grounds was elected a director at the shareholder meeting held December 1, 2021 and thus did not receive any option awards issued earlier in 2021.

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

As of December 31, 2021, each of the named executive officers would realize a benefit if unvested stock options were to become immediately exercisable upon a change in control, based on the value of the shares underlying such options at the closing market price on December 31, 2021, which was $11.85 per share. The respective amounts of such possible benefit are set forth in the following table:

Potential Value Upon Acceleration
Mr. Bradley	$5,634,150
Mr. Fritz	1,816,875
Mr. Lavin	2,238,975
Ms. Robinson	1,351,950
Ms. Straten	1,351,950

Management Structure

The board of directors is responsible for overseeing the management of the Company. Its oversight is aimed at seeing to it that the company’s business is managed to meet our goals, and that the interests of the shareholders are served.

Charles E. Bradley currently serves as both the chairman of the board and our chief executive officer, and is the only member of our board who is not independent of the Company. Largely because of the small number of directors (eight members in total), our board has chosen not to designate any individual formally as the lead independent director. Each director retains his full oversight responsibility.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	5,070,866		22.3%
Chris A. Adams	442,213		2.1%
Louis M. Grasso	70,300		0.3%
William W. Grounds	4,600		0.0%
Brian J. Rayhill	455,044		2.1%
William B. Roberts	930,078		4.4%
Gregory S. Washer	563,803		2.6%
Daniel S. Wood	494,365		2.3%
Jeffrey P. Fritz	850,000		3.9%
Michael T. Lavin	917,352		4.2%
Teri L. Robinson	771,800		3.6%
Laurie A. Straten	560,511		2.6%
All directors and executive officers combined (15 persons)	13,102,757	(2)	47.9%
Black Diamond Capital Management, L.L.C., One Sound Shore Drive, Suite 200, Greenwich CT 06830	4,679,557	(3)	22.1%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas, 78746	1,688,184	(4)	8.0%

(1)	Includes certain shares that may be acquired within 60 days after April 26, 2022 from the Company upon exercise of options, as follows: Mr. Bradley, 1,640,001 shares; Mr. Adams, 330,000 shares; Mr. Grasso, 60,000 shares; Mr. Rayhill, 392,000 shares; Mr. Roberts, 30,000 shares; Mr. Washer, 240,000 shares; Mr. Wood, 345,000 shares; Mr. Fritz, 570,000 shares; Mr. Lavin, 615,000 shares; Ms. Robinson, 444,000 shares; and Ms. Straten, 425,000 shares. Of Mr. Bradley’s shares, 2,000,000 are pledged to secure loan(s) to him. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund. Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.

(2)	Includes 6,208,501 shares that are not outstanding as of the date of this report, but which may be acquired within 60 days after April 26, 2022 upon exercise of options.

(3)	Based on a report on Form 4 filed by the named person and an individual on April 8, 2022.

(4)	Based on a report on Schedule 13G/A filed by the named person on February 8, 2022.

Equity Compensation Plan Information

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2021.

Plan Category	Outstanding Options	Weighted average exercise price of Outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by shareholders	13,074,551	$4.54	3,881,331
Plans not approved by shareholders	None	N/A	N/A
Total	13,074,551	$4.54	3,881,331

CEO Pay Ratio

The Dodd-Frank Reform and Consumer Protection Act includes a mandate that public companies disclose the ratio of the compensation of their CEO to their median employee. Our CEO-median employee pay ratio calculation for 2021 is 86:1. We determined the pay ratio by dividing the total 2021 compensation of the CEO as disclosed in the Summary Compensation Table by the total 2021 compensation of the median employee, using the same components of compensation as used in the Summary Compensation Table for the CEO.

There have been no changes to our employee population or compensation arrangements that we believe would result in a significant change in the pay ratio. Accordingly, we have computed the ratio by reference to the same employee who we identified as our median employee for the year 2020, who was determined using the compensation of employees who were actively employed on December 31, 2020. We then computed the ratio by reference to that employee’s total compensation for the year 2021, which was $54,760. The total compensation of the CEO Charles Bradley in 2021 was $4,690,660.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Citigroup. On July 10, 2008, CPS and its wholly owned subsidiary Folio Funding II, LLC, as borrower, agreed with Citigroup Financial Products Inc. (“CGFP”), an affiliate of Citigroup Inc. (“Citigroup”), to amend and restate the agreements governing a pre-existing revolving residual credit facility. CGFP was the note purchaser in and administrative agent of that credit facility. The amendments included the issuance to an affiliate of CGFP of a ten-year warrant to purchase (for nominal consideration) 2,500,000 shares of Company common stock, which warrant was subsequently transferred to CGFP. Upon issuance of such warrant, CGFP became a person with beneficial ownership of greater than 5% of the Company’s common stock. On March 10, 2010, the Company repurchased a portion of the warrant, representing 500,000 of the 2,500,000 shares available for purchase upon exercise of such warrant. On July 10, 2018, CGFP exercised the remaining warrant, receiving 1,999,995 shares after surrender of shares equal in value to the nominal exercise price. On October 20, 2021, the Company purchased 1,999,995 shares of its stock from CGFP for a purchase price of $12.5 million, the prevailing market price at the time of the sale. The shares purchased, which represent approximately 8.7% of the common shares outstanding prior to the transaction have been cancelled and retired.

In September 2011, and approximately quarterly thereafter, CGMI acted as a placement agent of asset-backed notes issued by securitization trusts sponsored by CPS. The issuances of investment-grade and below investment-grade notes, and the placement compensation to CGMI, from January 1, 2020 to the present, are set forth in the table below. In each case, one or more other placement agents also received compensation for placing such notes, as well as CGMI.

	Investment-grade notes issued	Below investment-grade notes issued	Fees paid to CGMI
January 2020	$ 227,240,000	$32,760,000	$787,117
June 2020	179,935,000	22,408,000	328,280
September 2020	221,000,000	31,200,000	784,245

January 2021	211,925,000	18,620,000	370,654
April 2021	210,000,000	30,000,000	706,368
July 2021	266,700,000	24,300,000	477,908
November 2021	310,501,000	38,701,000	1,024,460

February 2022	290,400,000	26,400,000	505,139
April 2022	341,850,000	53,750,000	1,160,627

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

Following earlier extensions in 2013, 2014, 2016 and 2018, the Company and the lenders agreed on December 18, 2020 to extend the revolving term of the Citi Warehouse Agreement to December 18, 2022. At the conclusion of the revolving period, at the election of either the borrower or the lender, the loans are to amortize for an additional one year, and then become due in full. Loans under the Citi Warehouse Agreement bear interest during the revolving period at a floating rate equal to one-month LIBOR plus 3.00%, but in all events no less than 3.75% per year, and during the amortization period (if any) at a floating rate equal to one-month LIBOR plus 4.00%, but in all events no less than 4.75% per year.  The loans are subject to acceleration upon the occurrence of certain defined events of default. In connection with the 2020 renewal of the Citi Warehouse Agreement, we paid closing fees of $1,000,000, representing a fee calculated as the product of 0.5% and the fractional number of years by which the revolving period was extended.

The maximum principal amount of indebtedness under the Citi Warehouse Agreement during 2021 was $100 million. During 2021, the Company paid $365.9 million of principal and $1.4 million of interest on such debt. As of April 26, 2022, the principal amount owed was $4.64 million. The Company intends to incur additional indebtedness under the Citi Warehouse Agreement from time to time as it purchases motor vehicle receivables from dealers.

CPS Leasing. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the chief executive officer and chairman of the board of directors of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. The Company financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit. The aggregate amounts of the advances made by the Company and outstanding to CPSL as of December 31, 2020 and 2021 were approximately $90,000, and $60,000, respectively.

Policy on Related Party Transactions and Director Independence. The agreements and transactions described above, other than those described under the caption “Citigroup,” were entered into by the Company with parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company. It is the Company's policy that any such transactions with persons having a control or fiduciary relationship with the Company may take place only if approved by the Audit Committee or by the members of the Company's Board of Directors who are disinterested with respect to the transaction, and independent in accordance with the standards for director independence prescribed by Nasdaq. Such policy is maintained in writing in the charter of the Audit Committee. The agreements and transactions above were reviewed and approved by the members of the Company's Board of Directors who were disinterested with respect to the transaction.

The eight directors of the Company are Charles E. Bradley, Jr., Chris A. Adams, Louis M. Grasso, William W. Grounds, Brian J. Rayhill, William B. Roberts, Gregory S. Washer, and Daniel S. Wood, of whom Messrs. Rayhill, Grasso, Washer, and Wood compose the Audit Committee. The Board of Directors has concluded that other than Mr. Bradley (who is the Company's chief executive officer), each of the other seven directors is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them has a material relationship with the Company that would impair his independence from management or otherwise compromise his ability to act as an independent director.

Item 14. Principal Accounting Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2021 and 2020. Crowe has served as the Company’s independent registered public accounting firm since February 2009, and has reported on the Company’s financial statements for the years ended December 31, 2008 through 2021.

Audit and Non-Audit Fees	2020	2021
Audit Fees (1)	$810,000	$829,000
Audit-Related Fees (2)	219,700	180,850
Tax Fees (3)	286,850	450,950
All Other Fees	–	–
TOTAL	$1,316,550	$1,460,800

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

(3) The 2020 and 2021 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors.  Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2021 and December 31, 2020, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

In the course of its meetings, the Audit Committee has considered whether the provision of the non-audit fees outlined above is compatible with maintaining the independence of the audit firm, and has concluded that such independence is not and was not impaired.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(3) Exhibits:

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2021 Form 10-K were filed or incorporated by reference as part of the 2021 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

EXHIBIT INDEX

31.1	Rule 13a-14(a) certification by Chief Executive Officer
31.2	Rule 13a-14(a) certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
May 2, 2022	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

