Form 10-Q
period 2022-03-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2022-05-04
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022 the registrant had 21,065,973 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39
	Signatures	40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$21,726	$29,928
Restricted cash and equivalents	164,550	146,620
Finance receivables measured at fair value	1,903,857	1,749,098

Finance receivables	186,745	232,390
Less: Allowance for finance credit losses	(45,001)	(56,206)
Finance receivables, net	141,744	176,184

Furniture and equipment, net	987	1,129
Deferred tax assets, net	18,913	19,575
Accrued interest receivable	1,673	2,269
Other assets	24,100	34,775
	$2,277,550	$2,159,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$56,988	$43,648
Warehouse lines of credit	147,026	105,610
Residual interest financing	49,434	53,682
Securitization trust debt	1,813,478	1,759,972
Subordinated renewable notes	26,756	26,459
	2,093,682	1,989,371
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,292,393 and 21,143,764 shares issued and outstanding at March 31, 2022 and
December 31, 2021, respectively	47,844	55,298
Retained earnings	137,646	116,531
Accumulated other comprehensive loss	(1,622)	(1,622)
	183,868	170,207

	$2,277,550	$2,159,578

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Interest income	$70,060	$66,093
Mark to finance receivables measured at fair value	2,400	(4,417)
Other income	1,906	1,436
	74,366	63,112

Expenses:
Employee costs	22,152	20,159
General and administrative	8,231	7,748
Interest	16,400	20,946
Provision for credit losses	(9,400)	–
Sales	5,386	3,986
Occupancy	1,852	1,901
Depreciation and amortization	417	428
	45,038	55,168
Income before income tax expense	29,328	7,944
Income tax expense	8,213	2,780
Net income	$21,115	$5,164

Earnings per share:
Basic	$0.99	$0.23
Diluted	0.75	0.21

Number of shares used in computing earnings per share:
Basic	21,221	22,741
Diluted	28,197	24,967

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	March 31,
	2022	2021

Net income	$21,115	$5,164

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$21,115	$5,164

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$21,115	$5,164
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	–	251
Net interest income accretion on fair value receivables	31,204	35,025
Depreciation and amortization	417	428
Amortization of deferred financing costs	1,782	1,873
Mark to fair value of finance receivables measured at fair value	(2,400)	4,417
Provision for credit losses	(9,400)	–
Stock-based compensation expense	790	408
Changes in assets and liabilities:
Accrued interest receivable	596	1,273
Deferred tax assets, net	662	1,009
Other assets	10,194	8,244
Accounts payable and accrued expenses	13,340	7,258
Net cash provided by operating activities	68,300	65,350

Cash flows from investing activities:
Payments received on finance receivables held for investment	43,840	73,480
Purchases of finance receivables measured at fair value	(393,407)	(205,459)
Payments received on finance receivables at fair value	209,844	156,020
Change in repossessions held in inventory	481	275
Purchase of furniture and equipment	(275)	(426)
Net cash provided by (used in) investing activities	(139,517)	23,890

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	316,800	230,545
Proceeds from issuance of subordinated renewable notes	1,059	2,750
Payments on subordinated renewable notes	(762)	(333)
Net advances (repayments) of warehouse lines of credit	42,170	(48,256)
Repayment of residual interest financing debt	(4,311)	(4,979)
Repayment of securitization trust debt	(262,737)	(242,489)
Payment of financing costs	(3,030)	(1,572)
Purchase of common stock	(14,104)	(755)
Exercise of options and warrants	5,860	298
Net cash provided by (used in) financing activities	80,945	(64,791)
Increase in cash and cash equivalents	9,728	24,449
Cash and restricted cash at beginning of period	176,548	144,152
Cash and restricted cash at end of period	$186,276	$168,601

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$14,380	$19,252
Income taxes	$–	$(123)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Common Stock (Shares Outstanding)
Balance, beginning of period	21,144	22,737
Common stock issued upon exercise of options and warrants	1,366	98
Repurchase of common stock	(1,218)	(179)
Balance, end of period	21,292	22,656

Common Stock
Balance, beginning of period	$55,298	$72,926
Common stock issued upon exercise of options and warrants	5,860	298
Repurchase of common stock	(14,104)	(755)
Stock-based compensation	790	408
Balance, end of period	$47,844	$72,877

Retained Earnings
Balance, beginning of period	$116,531	$69,007
Net income	21,115	5,164
Balance, end of period	$137,646	$74,171

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(1,622)	$(8,571)
Pension benefit obligation	–	–
Balance, end of period	$(1,622)	$(8,571)

Total Shareholders' Equity	$183,868	$138,477

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. Results for the first quarter include a $2.4 million mark down reversal to the carrying value of the portion of the receivables portfolio accounted for at fair value. Results for the first quarter of 2021 include a $4.4 million mark down, and the mark down is reflected as a reduction in revenue.

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

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Direct mail revenues	$774	$979
Convenience fee revenue	80	240
Recoveries on previously charged-off contracts	20	15
Sales tax refunds	144	171
Other	888	31
Other income for the period	$1,906	$1,436

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

The following table presents the supplemental balance sheet information related to leases:

	March 31,	December 31,
	2022	2021
	(In thousands)

Operating Leases
Operating lease right-of-use assets	$25,820	$25,819
Less: Accumulated amortization right-of-use assets	(18,972)	(17,624)
Operating lease right-of-use assets, net	$6,848	$8,195

Operating lease liabilities	$(7,684)	$(9,058)

Finance Leases
Property and equipment, at cost	$3,407	$3,407
Less: Accumulated depreciation	(2,620)	(2,348)
Property and equipment, net	$787	$1,059

Finance lease liabilities	$(842)	$(1,124)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending March 31,	Lease	Lease
2022	$4,644	$752
2023	1,888	84
2024	920	26
2025	795	9
2026	501	–
Thereafter	1,160	–
Total undiscounted lease payments	9,908	871
Less amounts representing interest	(2,224)	(29)
Lease Liability	$7,684	$842

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Operating lease cost	$1,761	$1,837
Finance lease cost	298	308
Total lease cost	$2,059	$2,145

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$1,788	$1,930
Operating cash flows from finance leases	282	274
Financing cash flows from finance leases	16	35

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2022 and 2021, we recorded stock-based compensation costs in the amount of $790,000 and $408,000, respectively. As of March 31, 2022, unrecognized stock-based compensation costs to be recognized over future periods equaled $8.4 million. This amount will be recognized as expense over a weighted-average period of 2.4 years.

The following represents stock option activity for the three months ended March 31, 2022:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	13,074	$4.54	N/A
Granted	750	10.32	N/A
Exercised	(1,366)	4.29	N/A
Forfeited	(430)	7.51	N/A
Options outstanding at the end of period	12,028	$4.82	3.18 years

Options exercisable at the end of period	8,068	$4.74	2.00 years

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the price distribution of stock options outstanding and exercisable for the years ended March 31, 2022 and December 31, 2021:

	Number of shares as of		Number of shares as of
	March 31, 2022		December 31, 2021
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$0.95 - $1.99	34	34	577	577
$2.00 - $2.99	1,517	489	1,517	489
$3.00 - $3.99	4,172	3,270	4,285	3,382
$4.00 - $4.99	2,847	1,567	2,870	1,410
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	1,933	1,933	2,651	2,652
$7.00 - $7.99	775	775	1,175	1,175
$8.00 - $11.00	750	–	–	–

Total shares	12,028	8,068	13,074	9,685

At March 31, 2022 the aggregate intrinsic value of options outstanding and exercisable was $64.3 million and $43.7 million, respectively. There were 1,366,000 options exercised for the three months ended March 31, 2022 compared to 98,000 for the comparable period in 2021. The total intrinsic value of options exercised was $10.2 million and $122,000 for the three-month periods ended March 31, 2022 and 2021. There were 3,561,000 shares available for future stock option grants under existing plans as of March 31, 2022.

Purchases of Company Stock

The table below describes the purchase of our common stock for the three-month ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	922,363	$11.19	138,004	$4.18
Shares redeemed upon net exercise of stock options	295,088	12.68	40,727	4.36
Total stock purchases	1,217,451	$11.55	178,731	$4.22

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2022, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. Automobile finance receivables, net of unearned interest was $186.7 million and $232.4 million as of March 31, 2022 and December 31, 2021, respectively. The following table summarizes the delinquency status of finance receivables as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(In thousands)
Delinquency Status
Current	$152,949	$186,625
31 - 60 days	22,426	30,980
61 - 90 days	9,252	12,070
91 + days	2,118	2,715
	$186,745	$232,390

Finance receivables totaling $2.1 million and $2.7 million at March 31, 2022 and December 31, 2021, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of March 31, 2022 and 2021.

	March 31,	December 31,
	2022	2021
	(In thousands)
Annual Vintage Pool
2012 and prior	$92	$131
2013	721	1,091
2014	4,877	6,881
2015	22,037	29,695
2016	61,259	76,728
2017	97,759	117,864
	$186,745	$232,390

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$56,206	$80,790
Provision for credit losses on finance receivables	(9,400)	–
Charge-offs	(5,359)	(12,122)
Recoveries	3,554	4,829
Balance at end of period	$45,001	$73,497

For the three months ended March 31, 2022, we recorded a reduction to provision for credit losses on finance receivables in the amount of $9.4 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance, an improved macroeconomic outlook and higher used car prices. The Company did not make additional provisions for credit losses for the three months ended March 31, 2021.

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

	March 31,	December 31,
	2022	2021
	(In thousands)
Gross balance of repossessions in inventory	$3,640	$4,341
Allowance for losses on repossessed inventory	(1,652)	(1,871)
Net repossessed inventory included in other assets	$1,988	$2,470

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

Series	Final Scheduled Payment Date (1)	Receivables Pledged at March 31, 2022 (2)	Initial Principal	Outstanding Principal at March 31, 2022	Outstanding Principal at December 31, 2021	Weighted Average Contractual Interest Rate at March 31, 2022
	(Dollars in thousands)
CPS 2017-A	April 2024	$–	$206,320	$–	$17,644	–
CPS 2017-B	December 2023	22,739	225,170	7,491	12,491	5.75%
CPS 2017-C	September 2024	24,874	224,825	20,955	25,846	5.72%
CPS 2017-D	June 2024	25,965	196,300	22,589	26,744	5.17%
CPS 2018-A	March 2025	29,215	190,000	25,303	29,518	4.86%
CPS 2018-B	December 2024	35,386	201,823	30,749	36,092	5.24%
CPS 2018-C	September 2025	40,840	230,275	36,876	42,765	5.41%
CPS 2018-D	June 2025	50,069	233,730	42,922	49,634	5.24%
CPS 2019-A	March 2026	62,139	254,400	53,492	62,667	5.05%
CPS 2019-B	June 2026	62,243	228,275	53,392	61,730	4.77%
CPS 2019-C	September 2026	73,278	243,513	64,980	75,065	3.91%
CPS 2019-D	December 2026	94,335	274,313	83,924	98,625	3.32%
CPS 2020-A	March 2027	88,745	260,000	83,987	99,485	3.48%
CPS 2020-B	June 2027	96,567	202,343	72,955	87,048	4.98%
CPS 2020-C	November 2027	129,864	252,200	118,901	138,899	2.57%
CPS 2021-A	March 2028	138,427	230,545	123,688	147,516	1.08%
CPS 2021-B	June 2028	165,925	240,000	157,719	179,856	1.36%
CPS 2021-C	September 2028	235,461	291,000	222,432	250,003	1.21%
CPS 2021-D	December 2028	311,727	349,202	300,177	330,325	1.47%
CPS 2022-A	April 2029	315,574	316,800	303,481	–	1.85%
		$2,003,373	$4,851,034	$1,826,016	$1,771,953

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $556.3 million in 2022, $703.8 million in 2023, $178.0 million in 2024, $197.3 million in 2025, $114.1 million in 2026, $58.4 million in 2027, and $5.5 million in 2028.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $12.5 million and $12.0 million as of March 31, 2022 and December 31, 2021, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of March 31, 2022, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2022, restricted cash under the various agreements totaled approximately $164.6 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2022 and December 31, 2021 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2022	2021
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	3.00% over one month Libor (Minimum 3.75%)	December 2022	$69,430	$70,590

	3.50% over a commercial paper rate (Minimum 4.50%)	January 2024	78,750	35,420

Residual interest financing	8.60%	January 2026	–	4,311

Residual interest financing	7.86%	June 2026	50,000	50,000

Subordinated renewable notes	Weighted average rate of 8.65% and 8.93% at March 31, 2022 and December 31, 2021, respectively	Weighted average maturity of March 2024 and January 2024 at March 31, 2022 and December 31, 2021, respectively	26,756	26,459

			$224,936	$186,780

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unamortized debt issuance costs of $566,000 and $629,000 as of March 31, 2022 and December 31, 2021, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.2 million and $400,000 as of March 31, 2022 and December 31, 2021, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Interest on finance receivables	$11,314	$22,099
Interest on finance receivables at fair value	58,740	43,988
Mark to finance receivables measured at fair value	2,400	(4,417)
Other interest income	6	6
Interest income	$72,460	$61,676

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Securitization trust debt	$13,528	$18,453
Warehouse lines of credit	1,158	1,314
Residual interest financing	1,094	566
Subordinated renewable notes	620	613
Interest expense	$16,400	$20,946

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2022 and 2021 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,221	22,741

Incremental common shares attributable to exercise of outstanding options and warrants	6,976	2,226

Weighted average number of common shares used to compute diluted earnings per share	28,197	24,967

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-months ended March 31, 2022 and 2021 would have included an additional 558,000 and 7.5 million shares, respectively, attributable to the exercise of outstanding options and warrants.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of March 31,2022, and December 31, 2021, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $18.9 million as of March 31, 2022 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $18.9 million consists of approximately $11.6 million of net U.S. federal deferred tax assets and $7.3 million of net state deferred tax assets.

Income tax expense was $8.2 million for the three months ended March 31, 2022, representing effective income tax rates of 28%. For the prior year period, income tax expense was $2.8 million for the three months ended March 31, 2021 representing an effective tax rate of 35%.

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

Following our filing of a complaint for a deficiency judgment in the Superior Court at Waterbury, Connecticut, the defendant filed a cross-claim alleging that our deficiency notices were not compliant with Connecticut law, and seeking relief on behalf of a class of Connecticut obligors whose vehicles we had repossessed. The defendant’s contract provided for resolution of disputes exclusively by arbitration, and exclusively on an individual basis, not a class basis. Nevertheless, in August 2021, the court denied our motion to compel arbitration, without opinion. In April 2022, a motion for certification of a class was filed but has not been ruled upon. It is reasonable to expect that resolution of these claims will be on a class basis.

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

Massachusetts Civil Investigative Demand. In September 2021, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the Company’s communications with and repossession notices sent to Massachusetts customers. We are cooperating with the inquiry. At this time, it is not possible to determine any amount of loss that is probable and measurable.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of March 31, 2022, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of March 31, 2022 is $3.4 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of March 31, 2022 does not exceed $11.3 million.

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

For the quarter ended March 31, 2022, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$1,749,098	$1,523,726
Finance receivables at fair value acquired during period	393,407	205,459
Payments received on finance receivables at fair value	(209,844)	(156,020)
Net interest income accretion on fair value receivables	(31,204)	(35,025)
Mark to fair value	2,400	(4,417)
Balance at end of period	$1,903,857	$1,533,723

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	March 31, 2022		December 31, 2021
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$2,133,969	$1,903,857	$1,972,699	$1,749,098

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	March 31,	December 31,		March 31,	December 31,
	2022	2021	Unobservable Inputs	2022	2021
	(In thousands)
Assets:
Finance receivables measured at fair value	$1,903,857	$1,749,098	Discount rate	9.9% - 11.3%	10.6% - 11.3%
			Cumulative net losses	10.0% - 18.4%	10.00% - 18.4%

The following table summarizes the delinquency status of these finance receivables measured at fair value as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(In thousands)
Delinquency Status
Current	$1,971,766	$1,787,641
31 - 60 days	92,440	115,924
61 - 90 days	35,714	38,999
91 + days	11,248	11,564
Repo	22,801	18,571
	$2,133,969	$1,972,699

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2022 the finance receivables related to the repossessed vehicles in inventory totaled $3.6 million. We have applied a valuation adjustment, or loss allowance, of $1.6 million, which is based on a recovery rate of approximately 56%, resulting in an estimated fair value and carrying amount of $2.0 million. The fair value and carrying amount of the repossessed inventory at December 31, 2021 was $2.4 million after applying a valuation adjustment of $1.9 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended March 31, 2022 and 2021.

The estimated fair values of financial assets and liabilities at March 31, 2022 and December 31, 2021, were as follows:

	As of March 31, 2022
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,726	$21,726	$–	$–	$21,726
Restricted cash and equivalents	164,550	164,550	–	–	164,550
Finance receivables, net	141,711	–	–	144,178	144,178
Accrued interest receivable	1,673	–	–	1,673	1,673
Liabilities:
Warehouse lines of credit	$147,026	$–	$–	$147,026	$147,026
Accrued interest payable	3,807	–	–	3,807	3,807
Securitization trust debt	1,813,478	–	–	1,727,163	1,727,163
Subordinated renewable notes	26,756	–	–	26,756	26,756

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$29,928	$29,928	$–	$–	$29,928
Restricted cash and equivalents	146,620	146,620	–	–	146,620
Finance receivables, net	176,184	–	–	178,795	178,795
Accrued interest receivable	2,269	–	–	2,269	2,269
Liabilities:
Warehouse lines of credit	$105,610	$–	$–	$105,610	$105,610
Accrued interest payable	3,568	–	–	3,568	3,568
Securitization trust debt	1,759,972	–	–	1,740,901	1,740,901
Subordinated renewable notes	26,459	–	–	26,459	26,459

(10) Subsequent Events

On April 20, 2022 we executed our second securitization of 2022. In the transaction, qualified institutional buyers purchased $395.6 million of asset-backed notes secured by $430.0 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2022-B, consist of five classes. Ratings of the notes were provided by Moody’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 4.83%.

The 2022-B transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 8.00%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 9.00% of the original receivable pool balance, or 25.80% of the then outstanding pool balance. The transaction utilizes a pre-funding structure, in which CPS sold approximately $285.8 million of receivables at inception and plans to sell approximately $144.2 million of additional receivables in May 2022. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2022, we have originated a total of approximately $18.5 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
Three months ended March 31, 2022	409,961	2,381,588

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the three months ended March 31, 2022, we originated $--20.6 million under this third-party program. As of March 31, 2022, our managed portfolio includes $57.2 million of such third-party receivables.

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

Since 1994 we have conducted 92 term securitizations of automobile contracts that we originated. As of March 31, 2022, 19 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2020, we closed only three term securitization transactions in that calendar year rather than four.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2016	4	$1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
Three months ended March 31, 2022	1	330,000

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2022, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2022 with the three months ended March 31, 2021

Revenues.  During the three months ended March 31, 2022, our revenues were $74.4 million, an increase of $11.3 million, or 17.8%, from the prior year revenue of $63.1 million. The primary reason for the increase in revenues are the marks to the finance receivables measured at fair value and the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended March 31, 2022 include a $2.4 million mark up to the recorded value of the finance receivables measured at fair value. This compares to a $4.4 million mark down in the prior year period. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. During the three months ended March 31, 2022, we reduced our estimate for expected future losses in finance receivables measured at fair value as we have observed that our previous estimates for increased losses due to the pandemic hand not materialized. The change in estimated losses resulted in the $2.4 million mark up for the three months ended March 31, 2022.

Interest income for the three months ended March 31, 2022 increased $4.0 million, or 6.0%, to $70.1 million from $66.1 million in the prior year. The primary reason for the increase in interest income is the 22.5% increase in the average balance of finance receivables measured at fair value over the prior year period. The table below shows the average balances and interest yields of the two components of our loan portfolio for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$206,197	$11,320	22.0%	$451,425	$22,105	19.6%
Finance receivables measured at fair value	2,067,286	58,740	11.4%	1,687,232	43,988	10.4%
Total	$2,273,483	$70,060	12.3%	$2,138,657	$66,093	12.4%

Other income was $1.9 million for the three months ended March 31, 2022 compared to $1.4 million for the comparable period in 2021. This 32.7% increase was primarily driven by the origination and servicing fees we earned from third party receivables that began in May 2021. These fees were $844,000 for the quarter ended March 31, 2022.

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

Total operating expenses were $45.0 million for the three months ended March 31, 2022, compared to $55.2 million for the prior period, a decrease of $10.1 million, or 18.4%. The decrease is primarily due to decreases in interest expense and provisions for credit losses.

Employee costs were $22.2 million during the three months ended March 31, 2022 compared to $20.2 million for the same quarter in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Contracts purchased (dollars)	$410.0	$205.5
Contracts purchased (units)	17,798	10,736
Managed portfolio outstanding (dollars)	$2,381.6	$2,119.1
Managed portfolio outstanding (units)	158,844	158,933

Number of Originations staff	178	160
Number of Sales staff	125	102
Number of Servicing staff	374	446
Number of other staff	81	75
Total number of employees	758	783

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $8.2 million, a decrease from $7.7 million in the previous year and represented 18.3% of total operating expenses.

Interest expense for the three months ended March 31, 2022 were $16.4 million and represented 36.4% of total operating expenses, compared to $20.9 million in the previous year, when it was 38.0% of total operating expenses.

Interest on securitization trust debt decreased by $4.9 million for the three months ended March 31, 2022 compared to the prior period. The average balance of securitization trust debt decreased to $1,808.5 million for the three months ended March 31, 2022 compared to $1,876.8 million for the three months ended March 31, 2021. In addition, the blended interest rates on new term securitizations have declined since 2020. The annualized average rate on our securitization trust debt was 3.0% for the three months ended March 31, 2022 compared to 3.9% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%

Interest expense on warehouse credit line debt increased by $156,000 to $1.2 million for the three months ended March 31, 2022 compared to $1.3 million in the prior year period. The increase was due to the higher utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $66.5 million during the three months ended March 31, 2022 compared to $50.3 million for the same period in 2021.

Interest expense on subordinated renewable notes was $620,000 for the three months ended March 31, 2022. The average balance of the outstanding subordinated debt increased 19.6% to $26.5 million for the three months ended March 31, 2022 compared to $22.2 million for the prior year. The average yield of subordinated notes decreased to 9.3% compared to 11.0% in the prior period.

In May 2018 and June 2021, we completed two residual interest financings of our residual interests from previously issued securitizations in the amounts of $40.0 million and $50.0 million, respectively. Interest expense on these residual interest financings was $1.1 million for the three months ended March 31, 2022 compared to $566,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021

			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$206,197	$11,320	22.0%	$451,425	$22,105	19.6%
Finance receivables at fair value	2,067,286	58,740	11.4%	1,687,232	43,988	10.4%
	2,273,483	70,060	12.3%	2,138,657	66,093	12.4%

Interest Bearing Liabilities
Warehouse lines of credit	$66,465	1,158	7.0%	$50,322	1,314	10.4%
Residual interest financing	51,978	1,094	8.4%	22,011	566	10.3%
Securitization trust debt	1,808,501	13,528	3.0%	1,876,807	18,453	3.9%
Subordinated renewable notes	26,526	620	9.3%	22,180	612	11.0%
	$1,953,470	16,400	3.4%	$1,971,320	20,945	4.2%

Net interest income/spread		$53,660			$45,148
Net interest yield (3)			8.9%			8.2%
Ratio of average interest earning assets to average interest bearing liabilities			116%			108%

_______________

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances
(2)	Net of deferred fees and direct costs
(3)	Annualized net interest income divided by average interest earning assets

	Three Months Ended March 31, 2022
	Compared to March 31, 2021
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(10,785)	$(12,022)	$1,237
Finance receivables at fair value	14,752	9,584	5,168
	3,967	(2,438)	6,405
Interest Bearing Liabilities
Warehouse lines of credit	(156)	409	(565)
Residual interest financing	528	775	(247)
Securitization trust debt	(4,925)	(856)	(4,069)
Subordinated renewable notes	8	114	(106)
	(4,545)	442	(4,987)

Net interest income/spread	$8,512	$(2,880)	$11,392

The reduction in the annualized yield on our finance receivables for the three months ended March 31, 2022 compared to the prior year period is the result of the lower interest yield on the receivables measured at fair value. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these receivables was $2,067.3 million for the three months ended March 31, 2022 compared to $1,687.2 million in the prior year period.

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

For the three months ended March 31, 2022, we recorded a reduction to provision for credit losses on finance receivables in the amount of $9.4 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. There were no additions or reductions to provision for credit losses for the three months ended March 31, 2021.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of March 31, 2022. Although we have not yet seen a deterioration in the credit performance for these receivables as a result of the pandemic, we expect that the absence of any additional government stimulus payments, the expiration of the eviction moratorium and a reversion to the mean for used car pricing could negatively affect credit performance in the future.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $1.4 million to $5.4 million during the three months ended March 31, 2022 and represented 12.0% of total operating expenses. We purchased $410.0 million of new contracts during the three months ended March 31, 2022 compared to $205.5 million in the prior year period.

Occupancy expenses was $1.9 million for the three months ending March 31, 2022 and 2021.

Depreciation and amortization expenses decreased to $417,000 compared to $428,000 in the previous year and represented 0.9% of total operating expenses.

For the three months ended March 31, 2022, we recorded income tax expense of $8.2 million, representing a 28% effective tax rate. In the prior period, our income tax expense was $2.9 million, representing a 35% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	March 31, 2022		March 31, 2021		December 31, 2021
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	155,812	$2,324,354	158,933	$2,119,073	154,151	$2,209,430
Period of delinquency (2)	.
31-60 days	8,451	$114,865	7,108	$94,067	10,895	$146,904
61-90 days	3,384	44,966	2,496	31,797	3,939	51,069
91+ days	1,051	13,366	822	8,416	1,171	14,280
Total delinquencies (2)	12,886	173,197	10,426	134,280	16,005	212,253
Amount in repossession (3)	2,100	26,442	2,448	30,353	1,882	22,912
Total delinquencies and amount in repossession (2)	14,986	$199,639	12,874	$164,633	17,887	$235,165

Delinquencies as a percentage of gross servicing portfolio	8.3%	7.5%	6.6%	6.3%	10.4%	9.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	9.6%	8.6%	8.1%	7.8%	11.6%	10.6%

Extension Experience
Contracts with one extension, accruing	23,338	$329,236	28,384	$388,637	23,740	$328,128

Contracts with two or more extensions, accruing	43,894	475,413	54,882	640,154	46,541	513,183
	67,232	804,649	83,266	1,028,791	70,281	841,311

Contracts with one extension, non-accrual (4)	591	7,632	130	1,510	597	7,736

Contracts with two or more extensions, non-accrual (4)	1,326	14,155	488	5,328	1,414	15,128
	1,917	21,787	618	6,838	2,011	22,864

Total contracts with extensions	69,149	$826,436	83,884	$1,035,629	72,292	$864,175

_______________________

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	March 31,	March 31,	December 31,
	2022	2021	2021
	(Dollars in thousands)
Average servicing portfolio outstanding	$206,197	$451,425	$345,021
Annualized net charge-offs as a percentage of average servicing portfolio (2)	0.8%	12.6%	7.7%

	Fair Value Receivables Portfolio
	March 31,	March 31,	December 31,
	2022	2021	2021
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,067,286	$1,687,232	$1,802,590
Annualized net charge-offs as a percentage of average servicing portfolio (2)	3.5%	4.6%	3.1%

	Total Owned Portfolio
	March 31,	March 31,	December 31,
	2022	2021	2021
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,273,483	$2,138,657	$2,147,611
Annualized net charge-offs as a percentage of average servicing portfolio (2)	3.3%	6.3%	4.7%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2022 and March 31, 2021 percentages represent three months ended March 31, 2022 and March 31, 2021 annualized. December 31, 2021 represents 12 months ended December 31, 2021.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2022, for accounts that received extensions from 2008 through 2020:

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2022	% Active or Paid Off at March 31, 2022	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,708	30.1%	20,061	56.4%	4,819	13.5%	19

2009	32,226	10,273	31.9%	16,170	50.2%	5,783	17.9%	17

2010	26,167	12,159	46.5%	12,009	45.9%	1,999	7.6%	19

2011	18,786	10,972	58.4%	6,882	36.6%	932	5.0%	19

2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18

2013	23,398	11,152	47.7%	11,270	48.2%	976	4.2%	23

2014	25,773	10,521	40.8%	14,426	56.0%	826	3.2%	25

2015	53,319	22,588	42.4%	29,649	55.6%	1,082	2.0%	26

2016	80,897	37,510	46.4%	41,454	51.2%	1,933	2.4%	25

2017	133,881	63,538	47.5%	63,417	47.4%	6,926	5.2%	21

2018	121,531	68,889	56.7%	46,635	38.4%	6,007	4.9%	18

2019	71,548	53,433	74.7%	16,173	22.6%	1,942	2.7%	15

2020	83,170	69,458	83.5%	11,613	14.0%	2,099	2.5%	11

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2018, 56.7% were either paid in full or active and performing March 31, 2022. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2022	2021	2021

Average number of extensions granted per month	4,061	3,918	3,535

Average number of outstanding accounts	154,729	157,076	160,448

Average monthly extensions as % of average outstandings	2.6%	2.5%	2.2%

______________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2022		March 31, 2021		December 31, 2021
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	23,929	$336,868	28,514	$390,146	24,337	$335,864
Contracts with two extensions	14,834	185,348	18,664	247,272	15,861	200,705
Contracts with three extensions	11,271	129,519	12,720	152,871	11,755	136,970
Contracts with four extensions	8,810	88,758	10,235	111,789	9,272	95,182
Contracts with five extensions	6,195	54,982	7,827	79,510	6,531	59,651
Contracts with six extensions	4,110	30,960	5,924	54,040	4,536	35,803
	69,149	$826,435	83,884	$1,035,628	72,292	$864,175

Managed portfolio (excluding originated and owned by 3rd parties)	155,812	$2,324,354	158,933	$2,119,073	154,151	$2,209,430

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

Net cash provided by operating activities for the three-month period ended March 31, 2022 was $68.3 million, an increase of $2.9 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2021 of $65.4 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $139.5 million for the three months ended March 31, 2022. Net cash provided by investing activities for the three-month period ended March 31, 2021 was $23.9 million. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $393.4 million and $205.5 million during the first three months of 2022 and 2021, respectively.

Net cash provided by financing activities for the three months ended March 31, 2022 was $80.9 million compared to net cash used in financing activities of $64.8 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2022, we issued $316.8 million in new securitization trust debt compared to $230.5 million in the same period of 2021. We repaid $262.7 million in securitization trust debt in the three months ended March 31, 2022 compared to repayments of securitization trust debt of $242.5 million in the prior year period. In the three months ended March 31, 2022, we had net advances on warehouse lines of credit of $42.2 million, compared to net repayments of $48.3 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2022, we had unrestricted cash of $21.7 million and $53.0 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2022, we had approximately $93.9 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the three-month period ended March 31, 2022, we completed one securitizations aggregating $316.8 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2022, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2022, we had approximately $2,036.7 million of debt outstanding. Such debt consisted primarily of $1,813.5 million of securitization trust debt and $147.0 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $53.5 million while our warehouse lines of credit debt has increased by $41.4 million since December 31, 2021 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $26.8 million and $26.5 million in subordinated renewable notes outstanding at March 31, 2022 and December 31, 2021, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of March 31, 2022, $50.0 million of this debt remains outstanding.

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

Forward Looking Statements

This report on Form 10-Q includes certain “forward-looking statements.” Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “plans,” “estimates,” or words of like meaning. Our provision for credit losses is a forward-looking statement, as it is dependent on our estimates as to future chargeoffs and recovery rates. Factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Our valuation of receivables measured at fair value is a forward-looking statement, as it is dependent, among other things, on our estimates of cash to be received in the future with respect to such receivables. Each of the factors listed above as affecting charge-offs and recovery rates could have a similar effect on cash to be received in the future with respect to receivables measured at fair value. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell automobile contracts to us on the terms that we offer, and the terms on which and whether we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel and interest rates (which affect the rates that we pay on notes issued in our securitizations). The factors identified in this and other reports as “Risk Factors” could affect our revenues, expenses, liquidity and financial condition, and the timing and amount of cash received with respect to our automobile contracts

.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 15, 2022. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2022, we had approximately $2,036.7 million of debt outstanding. Such debt consisted primarily of $1,813.5 million of securitization trust debt and $147.0 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $53.5 million while our warehouse lines of credit debt has increased by $41.4 million since December 31, 2021 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $26.8 million and $26.5 million in subordinated renewable notes outstanding at March 31, 2022 and December 31, 2021, respectively. On June 1, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of March 31, 2022, $50.0 million of this debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we repurchased 922,363 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 2022	119,000	$11.68	119,000	$10,837,840
February 2022	254,492	$11.04	254,492	$8,029,149
March 2022	548,871	$11.16	548,871	$11,902,176
Total	922,363	$11.19	922,363

____________________

(1)	Each monthly period is the calendar month.
(2)	Our board of directors authorized the purchase of an additional $5.0 million and $10.0 million of our outstanding securities in January and March 2022, respectively. Through March 31, 2022, our board of directors had authorized the purchase of up to $103.2 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)
Date: May 4, 2022
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022	By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

