Form 10-Q
period 2022-06-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2022-08-08
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022 the registrant had 20,860,328 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$11,348	$29,928
Restricted cash and equivalents	157,021	146,620
Finance receivables measured at fair value	2,174,133	1,749,098

Finance receivables	149,010	232,390
Less: Allowance for finance credit losses	(35,672)	(56,206)
Finance receivables, net	113,338	176,184

Furniture and equipment, net	1,355	1,129
Deferred tax assets, net	17,523	19,575
Accrued interest receivable	1,383	2,269
Other assets	24,372	34,775
	$2,500,473	$2,159,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$62,415	$43,648
Warehouse lines of credit	228,906	105,610
Residual interest financing	49,497	53,682
Securitization trust debt	1,934,156	1,759,972
Subordinated renewable notes	27,208	26,459
	2,302,182	1,989,371
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,206,839 and 21,143,764 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	36,947	55,298
Retained earnings	162,966	116,531
Accumulated other comprehensive loss	(1,622)	(1,622)
	198,291	170,207

	$2,500,473	$2,159,578

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Interest income	$75,670	$65,440	$145,730	$131,533
Mark to finance receivables measured at fair value	4,700	–	7,100	(4,417)
Other income	1,648	1,329	3,554	2,765
	82,018	66,769	156,384	129,881

Expenses:
Employee costs	20,591	19,448	42,743	39,607
General and administrative	8,280	7,831	16,511	15,579
Interest	18,771	18,980	35,171	39,925
Provision for credit losses	(8,000)	–	(17,400)	–
Sales	5,838	4,201	11,224	8,187
Occupancy	1,937	2,016	3,789	3,918
Depreciation and amortization	385	417	802	845
	47,802	52,893	92,840	108,061
Income before income tax expense (benefit)	34,216	13,876	63,544	21,820
Income tax expense (benefit)	8,896	4,163	17,109	6,943
Net income	$25,320	$9,713	$46,435	$14,877

Earnings per share:
Basic	$1.18	$0.43	$2.18	$0.65
Diluted	0.91	0.39	1.66	0.59

Number of shares used in computing earnings per share:
Basic	21,370	22,842	21,296	22,791
Diluted	27,687	25,130	27,943	25,048

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$25,320	$9,713	$46,435	$14,877

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$25,320	$9,713	$46,435	$14,877

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$46,435	$14,877
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	–	651
Net interest income accretion on fair value receivables	60,766	66,812
Depreciation and amortization	802	845
Amortization of deferred financing costs	3,628	3,598
Mark to finance receivables measured at fair value	(7,100)	4,417
Provision for credit losses	(17,400)	–
Stock-based compensation expense	1,518	735
Changes in assets and liabilities:
Accrued interest receivable	886	1,416
Deferred tax assets, net	2,052	1,381
Other assets	9,316	8,644
Accounts payable and accrued expenses	18,767	9,030
Net cash provided by operating activities	119,670	112,406

Cash flows from investing activities:
Payments received on finance receivables held for investment	80,246	142,464
Purchases of finance receivables measured at fair value	(904,475)	(485,117)
Payments received on finance receivables at fair value	425,774	355,439
Change in repossessions held in inventory	1,087	982
Purchase of furniture and equipment	(1,028)	(1,024)
Net cash provided by (used in) investing activities	(398,396)	12,744

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	712,400	470,545
Proceeds from issuance of subordinated renewable notes	2,682	5,684
Payments on subordinated renewable notes	(1,933)	(1,002)
Net proceeds from (repayments of) warehouse lines of credit	124,606	(42,560)
Net proceeds from (repayment of) residual interest financing debt	(4,311)	42,332
Repayment of securitization trust debt	(536,824)	(541,065)
Payment of financing costs	(6,204)	(3,872)
Purchase of common stock	(34,285)	(1,582)
Exercise of options and warrants	14,416	1,125
Net cash provided by (used in) financing activities	270,547	(70,395)
Increase (decrease) in cash and cash equivalents	(8,179)	54,755
Cash and restricted cash at beginning of period	176,548	144,152
Cash and restricted cash at end of period	$168,369	$198,907

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$30,809	$36,665
Income taxes	$4,796	$2,962

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common Stock (Shares Outstanding)
Balance, beginning of period	21,292	22,656	21,144	22,737
Common stock issued upon exercise of options and warrants	1,529	578	2,895	676
Repurchase of common stock	(1,614)	(179)	(2,832)	(358)
Balance, end of period	21,207	23,055	21,207	23,055

Common Stock
Balance, beginning of period	$47,844	$72,877	$55,298	$72,926
Common stock issued upon exercise of options and warrants	8,556	827	14,416	1,125
Repurchase of common stock	(20,181)	(827)	(34,285)	(1,582)
Stock-based compensation	728	327	1,518	735
Balance, end of period	$36,947	$73,204	$36,947	$73,204

Retained Earnings
Balance, beginning of period	$137,646	$74,171	$116,531	$69,007
Net income	25,320	9,713	46,435	14,877
Balance, end of period	$162,966	$83,884	$162,966	$83,884

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(1,622)	$(8,571)	$(1,622)	$(8,571)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(1,622)	$(8,571)	$(1,622)	$(8,571)

Total Shareholders' Equity	$198,291	$148,517	$198,291	$148,517

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six-month period ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. Results for the three-month and six-month periods ending June 30, 2022 include a $4.7 million and $7.1 million positive mark to the carrying value of the portion of the receivables portfolio accounted for at fair value. Mark downs of $4.4 million were included in the results for the six months ending June 30, 2021, and the mark down is reflected as a reduction in revenue.

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

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Origination and servicing fees from third party receivables	$1,408	$–	$2,252	$–
Direct mail revenues	–	890	774	1,869
Convenience fee revenue	40	180	120	420
Recoveries on previously charged-off contracts	24	45	44	60
Sales tax refunds	159	118	303	289
Other	17	96	61	127
Other income for the period	$1,648	$1,329	$3,554	$2,765

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

The following table presents the supplemental balance sheet information related to leases:

	June 30,	December 31,
	2022	2021
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$25,819	$25,819
Less: Accumulated amortization right-of-use assets	(20,296)	(17,624)
Operating lease right-of-use assets, net	$5,523	$8,195

Operating lease liabilities	$(6,213)	$(9,058)

Finance Leases
Property and equipment, at cost	$3,407	$3,407
Less: Accumulated depreciation	(2,853)	(2,348)
Property and equipment, net	$554	$1,059

Finance lease liabilities	$(597)	$(1,124)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending June 30,	Lease	Lease
2022	$2,738	$495
2023	1,888	84
2024	920	26
2025	795	9
2026	501	–
Thereafter	1,160	–
Total undiscounted lease payments	8,002	614
Less amounts representing interest	(1,789)	(17)
Lease Liability	$6,213	$597

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Operating lease cost	$1,760	$1,793	$3,630	$3,630
Finance lease cost	257	308	555	616
Total lease cost	$2,017	$2,101	$4,185	$4,246

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)		(In thousands)
Operating cash flows from operating leases	$1,907	$1,892	$3,965	$3,822
Operating cash flows from finance leases	245	278	527	552
Financing cash flows from finance leases	12	30	28	65

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2022, we recorded stock-based compensation costs in the amount of $1.5 million and $728,000, respectively. These stock-based compensation costs were $327,000 and $735,000 for the three and six months ended June 30, 2021. As of June 30, 2022, unrecognized stock-based compensation costs to be recognized over future periods equaled $12.4 million. This amount will be recognized as expense over a weighted-average period of 2.7 years.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents stock option activity for the six months ended June 30, 2022:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual
	(in thousands)	Exercise Price	Term
Options outstanding at the beginning of period	13,075	$4.54	N/A
Granted	1,710	10.28	N/A
Exercised	(2,895)	4.98	N/A
Forfeited	(490)	7.07	N/A
Options outstanding at the end of period	11,400	$5.18	3.59 years

Options exercisable at the end of period	7,185	$4.40	2.23 years

The following table presents the price distribution of stock options outstanding and exercisable as of June 30, 2022 and December 31, 2021:

	Number of shares as of		Number of shares as of
	June 30, 2022		December 31, 2021
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$0.95 - $1.99	32	32	577	577
$2.00 - $2.99	1,453	783	1,517	489
$3.00 - $3.99	3,952	3,367	4,285	3,382
$4.00 - $4.99	2,745	1,495	2,870	1,410
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	753	753	2,651	2,652
$7.00 - $7.99	755	755	1,175	1,175
$8.00 - $11.00	1,710	–	–	–

Total shares	11,400	7,185	13,075	9,685

At June 30, 2022 the aggregate intrinsic value of options outstanding and exercisable was $57.8 million and $42.1 million, respectively. There were 2.9 million options exercised for the six months ended June 30, 2022 compared to 676,000 for the comparable period in 2021. The total intrinsic value of options exercised was $12.2 million and $1.9 million for the six-month periods ended June 30, 2022 and 2021. There were 2,661,000 shares available for future stock option grants under existing plans as of June 30, 2022.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases of Company Stock

The table below describes the purchase of our common stock for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022		June 30, 2021
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	1,938,637	$11.42	301,088	$4.18
Shares redeemed upon net exercise of stock options	893,153	13.56	56,983	4.47
Total stock purchases	2,831,790	$12.09	358,071	$4.42

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2022, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. Automobile finance receivables, net of unearned interest was $149.0 million and $232.4 million as of June 30, 2022 and December 31, 2021, respectively. The following table summarizes the delinquency status of finance receivables as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(In thousands)
Deliquency Status
Current	$115,721	$186,625
31 - 60 days	21,866	30,980
61 - 90 days	9,247	12,070
91 + days	2,176	2,715
	$149,010	$232,390

Finance receivables totaling $2.2 million and $2.7 million at June 30, 2022 and December 31, 2021, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of June 30, 2022 and 2021.

	June 30,	December 31,
	2022	2021
	(In thousands)
Annual Vintage Pool
2012 and prior	$102	$131
2013	485	1,091
2014	3,434	6,881
2015	16,467	29,695
2016	48,088	76,728
2017	80,434	117,864
	$149,010	$232,390

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Balance at beginning of period	$45,001	$73,497	$56,206	$80,790
Provision for credit losses on finance receivables	(8,000)	–	(17,400)	–
Charge-offs	(4,446)	(6,699)	(9,805)	(18,820)
Recoveries	3,117	5,444	6,671	10,272
Balance at end of period	$35,672	$72,242	$35,672	$72,242

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

	June 30,	December 31,
	2022	2021
	(In thousands)
Gross balance of repossessions in inventory	$3,015	$4,341
Allowance for losses on repossessed inventory	(1,632)	(1,871)
Net repossessed inventory included in other assets	$1,383	$2,470

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average Contractual
	Final	Receivables		Outstanding	Outstanding	Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate
	Payment	June 30,	Initial	June 30,	December 31,	at June 30,
Series	Date (1)	2022 (2)	Principal	2022	2021	2022
	(Dollars in thousands)
CPS 2017-A	April 2024	–	206,320	–	17,644	–
CPS 2017-B	December 2023	–	225,170	–	12,491	–
CPS 2017-C	September 2024	20,386	224,825	16,045	25,846	5.72%
CPS 2017-D	June 2024	21,508	196,300	17,940	26,744	5.30%
CPS 2018-A	March 2025	24,446	190,000	21,109	29,518	5.09%
CPS 2018-B	December 2024	29,676	201,823	25,645	36,092	5.44%
CPS 2018-C	September 2025	34,544	230,275	30,613	42,765	5.62%
CPS 2018-D	June 2025	42,143	233,730	36,179	49,634	5.41%
CPS 2019-A	March 2026	52,883	254,400	45,191	62,667	5.18%
CPS 2019-B	June 2026	53,660	228,275	45,691	61,730	4.95%
CPS 2019-C	September 2026	62,999	243,513	55,760	75,065	4.05%
CPS 2019-D	December 2026	80,677	274,313	71,050	98,625	3.46%
CPS 2020-A	March 2027	75,756	260,000	71,236	99,485	3.64%
CPS 2020-B	June 2027	83,602	202,343	59,024	87,048	5.37%
CPS 2020-C	November 2027	112,313	252,200	99,770	138,899	2.83%
CPS 2021-A	March 2028	119,399	230,545	102,679	147,516	1.18%
CPS 2021-B	June 2028	144,642	240,000	134,085	179,856	1.54%
CPS 2021-C	September 2028	208,515	291,000	193,836	250,003	1.34%
CPS 2021-D	December 2028	279,643	349,202	267,832	330,325	1.58%
CPS 2022-A	April 2029	293,039	316,800	273,751	–	1.94%
CPS 2022-B	October 2029	411,728	395,600	380,095	–	3.98%
		$2,151,560	$5,246,634	$1,947,529	$1,771,953

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $377.6 million in 2022, $801.4 million in 2023, $256.8 million in 2024, $249.2 million in 2025, $146.4 million in 2026, $85.8 million in 2027, and $16.9 million in 2028.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $13.4 million and $12.0 million as of June 30, 2022 and December 31, 2021, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of June 30, 2022, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2022, restricted cash under the various agreements totaled approximately $157.0 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at June 30, 2022 and December 31, 2021 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2022	2021
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	3.00% over one month Libor (Minimum 3.75%)	July 2024	$99,866	$70,590

	4.15% over a commercial paper rate (Minimum 5.15%)	January 2024	130,750	35,420

Residual interest financing	8.60%	January 2026	–	4,311

Residual interest financing	7.86%	June 2026	50,000	50,000

Subordinated renewable notes	Weighted average rate of 7.97% and 8.93% at June 30, 2022 and December 31, 2021, respectively	Weighted average maturity of June 2024 and January 2024 at June 30, 2022 and December 31, 2021, respectively	27,208	26,459

			$307,824	$186,780

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. There was $130.8 million outstanding under this facility at June 30, 2022. On June 28, 2022, we increased the capacity of its credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. The revolving period for this facility was extended to January 2024 followed by an amortization period through January 2028 for any receivables pledged at the end of the revolving period.

Unamortized debt issuance costs of $503,000 and $629,000 as of June 30, 2022 and December 31, 2021, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.7 million and $400,000 as of June 30, 2022 and December 31, 2021, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Interest on finance receivables	$9,832	$18,491	$21,146	$40,590
Interest on finance receivables at fair value	65,730	46,943	124,470	90,931
Other interest income	108	6	114	12
Interest income	$75,670	$65,440	$145,730	$131,533

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Securitization trust debt	$15,745	$16,823	$29,273	$35,276
Warehouse lines of credit	1,386	1,021	2,544	2,335
Residual interest financing	1,050	467	2,144	1,033
Subordinated renewable notes	590	669	1,210	1,281
Interest expense	$18,771	$18,980	$35,171	$39,925

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2022 and 2021 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,370	22,842	21,296	22,791

Incremental common shares attributable to exercise of outstanding options and warrants	6,317	2,288	6,647	2,257

Weighted average number of common shares used to compute diluted earnings per share	27,687	25,130	27,943	25,048

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2022 would have included an additional 824,000 and 692,000 shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2021, an additional 6.0 million and 6.9 million shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of June 30, 2022, and December 31, 2021, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $17.5 million as of June 30, 2022 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $17.5 million consists of approximately $10.5 million of net U.S. federal deferred tax assets and $7.0 million of net state deferred tax assets.

Income tax expense was $8.9 million and $17.1 million for the three months and six months ended June 30, 2022, representing effective income tax rates of 26% and 27%, respectively, compared to income tax expense of $4.2 million and $6.9 million for the three months and six months ended June 30, 2021, and represents an effective income tax rates of 30% and 32% respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of June 30, 2022, our best estimate of probable incurred losses for legal contingencies, including the matters identified above, and consumer claims. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of June 30, 2022 is $3.4 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of June 30, 2022 does not exceed $11.3 million.

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

For the quarter ended June 30, 2022, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Balance at beginning of period	$1,903,857	$1,533,723	$1,749,098	$1,523,726
Finance receivables at fair value acquired during period	511,068	279,658	904,475	485,117
Payments received on finance receivables at fair value	(215,930)	(199,419)	(425,774)	(355,439)
Net interest income accretion on fair value receivables	(29,562)	(31,787)	(60,766)	(66,812)
Mark to fair value	4,700	–	7,100	(4,417)
Balance at end of period	$2,174,133	$1,582,175	$2,174,133	$1,582,175

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	June 30, 2022		December 31, 2021
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$2,402,830	$2,174,133	$1,972,699	$1,749,098

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	June 30,	December 31,		June 30,	December 31,
	2022	2021	Unobservable Inputs	2022	2021
	(In thousands)
Assets:
Finance receivables measured at fair value	$2,174,133	$1,749,098	Discount rate	9.9% - 11.3%	10.6% - 11.3%
			Cumulative net losses	10.0% - 18.4%	10.0% - 18.4%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(In thousands)
Delinquency Status
Current	$2,191,162	$1,787,641
31 - 60 days	127,654	115,924
61 - 90 days	45,258	38,999
91 + days	14,820	11,564
Repo	23,936	18,571
	$2,402,830	$1,972,699

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2022 the finance receivables related to the repossessed vehicles in inventory totaled $3.0 million. We have applied a valuation adjustment, or loss allowance, of $1.6 million, which is based on a recovery rate of approximately 47%, resulting in an estimated fair value and carrying amount of $1.4 million. The fair value and carrying amount of the repossessed inventory at December 31, 2021 was $2.4 million after applying a valuation adjustment of $1.9 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended June 30, 2022 and 2021.

The estimated fair values of financial assets and liabilities at June 30, 2022 and December 31, 2021, were as follows:

	As of June 30, 2022
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,348	$11,348	$–	$–	$11,348
Restricted cash and equivalents	157,021	157,021	–	–	157,021
Finance receivables, net	113,338	–	–	101,305	101,305
Accrued interest receivable	1,383	–	–	1,383	1,383
Liabilities:
Warehouse lines of credit	$228,906	$–	$–	$228,906	$228,906
Accrued interest payable	4,302	–	–	4,302	4,302
Securitization trust debt	1,934,156	–	–	1,829,109	1,829,109
Subordinated renewable notes	27,208	–	–	27,208	27,208

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$29,928	$29,928	$–	$–	$29,928
Restricted cash and equivalents	146,620	146,620	–	–	146,620
Finance receivables, net	176,184	–	–	178,795	178,795
Accrued interest receivable	2,269	–	–	2,269	2,269
Liabilities:
Warehouse lines of credit	$105,610	$–	$–	$105,610	$105,610
Accrued interest payable	3,568	–	–	3,568	3,568
Securitization trust debt	1,759,972	–	–	1,740,901	1,740,901
Subordinated renewable notes	26,459	–	–	26,459	26,459

(10) Subsequent Events

On July 15, 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. There was $99.9 million outstanding under this facility at June 30, 2022. The revolving period for this facility was extended to July 2024 followed by an amortization period through July 2025 for any receivables pledged at the end of the revolving period.

On August 3, 2022 we executed our third securitization of 2022. In the transaction, qualified institutional buyers purchased $391.6 million of asset-backed notes secured by $440.0 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2022-C, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 6.02%.

The 2022-C transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 11.00%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 13.00% of the original receivable pool balance, or 31.50% of the then outstanding pool balance. The transaction utilizes a pre-funding structure, in which CPS sold approximately $368.0 million of receivables at inception and plans to sell approximately $72.0 million of additional receivables in August 2022. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2022, we have originated a total of approximately $19.1 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2016	1,088,785	2,308,070
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
Six months ended June 30, 2022	958,088	2,650,906

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the six months ended June 30, 2022, we originated $63.6 million under this third-party program. As of June 30, 2022, our managed portfolio includes $96.1 million of such third-party receivables.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically (i) recognize interest and fee income on the contracts, and (ii) recognize interest expense on the securities issued in the transaction. For automobile contracts acquired after 2017 we take account of estimated credit losses in our computation of a level yield used to determine recognition of interest on the contracts. For contracts acquired before 2018, we adopted CECL on January 1, 2020 and we may, as circumstances warrant, record as expense provisions for credit losses.

Since 1994 we have conducted 93 term securitizations of automobile contracts that we originated. As of June 30, 2022, 19 of those securitizations are active and all are structured as secured financings. Since September 2010 we have utilized senior subordinated structures without any financial guarantees. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2020, we closed only three term securitization transactions in that calendar year rather than four.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2016	4	$1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
Six months ended June 30, 2022	2	760,000

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. We previously had short-term funding capacity of $200 million, comprising three credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2022, extending the revolving period to July 2024, with an optional amortization period through July 2025. In addition, the capacity was doubled from $100 million to $200 million at the July 2022 renewal.

In November 2015, we entered into another $100 million facility. This facility was most recently renewed in -January 2022, extending the revolving period to January 2024, followed by an amortization period to January 2026. In June 2022, we doubled the capacity for this facility from $100 million to $200 million.

In April 2015, we entered into a $100 million facility that was renewed in April 2017 and again in February 2019. We repaid the outstanding balance for this facility at its maturity date in February 2021 and elected not to renew it. We currently have short-term funding capacity of $400 million over two credit facilities.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2022, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2022 with the three months ended June 30, 2021

Revenues.  During the three months ended June 30, 2022, our revenues were $82.0 million, an increase of $15.2 million, or 22.8%, from the prior year revenue of $66.8 million. The primary reasons for the increase in revenues are the mark ups to the finance receivables measured at fair value and the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended June 30, 2022 include a $4.7 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. During the three months ended June 30, 2022, we reduced our estimate for expected future losses in finance receivables measured at fair value as we have observed that our previous estimates for increased losses due to the pandemic had not materialized. The change in estimated losses resulted in the $4.7 million mark up for the three months ended June 30, 2022. There was no mark up or mark down to the fair value portfolio in the prior year period.

Interest income for the three months ended June 30, 2022 increased $10.2 million, or 15.6%, to $75.7 million from $65.4 million in the prior year. The primary reason for the increase in interest income is the 31.8% increase in the average balance of finance receivables measured at fair value over the prior year period. The table below shows the average balances and interest yields of the two components of our loan portfolio for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$164,380	$9,940	24.2%	$371,718	$18,497	19.9%
Finance receivables measured at fair value	2,305,575	65,730	11.4%	1,748,991	46,943	10.7%
Total	$2,469,955	$75,670	12.3%	$2,120,709	$65,440	12.3%

Other income was $1.6 million for the three months ended June 30, 2022 compared to $1.3 million for the comparable period in 2021. This 24.0% increase was primarily driven by the origination and servicing fees we earned from third party receivables that began in May 2021. These fees were $1.2 million for the quarter ended June 30, 2022.

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

Total operating expenses were $47.8 million for the three months ended June 30, 2022, compared to $52.9 million for the prior period, a decrease of $5.1 million, or 9.6%. The decrease is primarily due to decreases in provisions for credit losses.

Employee costs were $20.6 million during the three months ended June 30, 2022 compared to $19.4 million for the same quarter in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	(Dollars in millions)
Contracts purchased (dollars)	$548.1	$286.0
Contracts purchased (units)	23,261	14,452
Managed portfolio outstanding (dollars)	$2,650.9	$2,120.7
Managed portfolio outstanding (units)	167,146	156,995

Number of Originations staff	194	158
Number of Sales staff	132	103
Number of Servicing staff	405	424
Number of other staff	68	76
Total number of employees	799	761

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $8.3 million, a decrease from $7.8 million in the previous year and represented 17.3% of total operating expenses.

Interest expense for the three months ended June 30, 2022 were $18.8 million and represented 39.3% of total operating expenses, compared to $19.0 million in the previous year, when it was 35.9% of total operating expenses.

Interest on securitization trust debt decreased by $1.1 million for the three months ended June 30, 2022 compared to the prior period. The average balance of securitization trust debt increased to $2,037.3 million for the three months ended June 30, 2022 compared to $1,831.5 million for the three months ended June 30, 2021. The annualized average rate on our securitization trust debt was 3.1% for the three months ended June 30, 2022 compared to 3.7% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%

Interest expense on warehouse credit line debt increased by $366,000 to $1.4 million for the three months ended June 30, 2022 compared to $1.0 million in the prior year period. The increase was due to the higher utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $85.6 million during the three months ended June 30, 2022 compared to $50.5 million for the same period in 2021.

Interest expense on subordinated renewable notes was $590,000 for the three months ended June 30, 2022. The average balance of the outstanding subordinated debt increased 7.6% to $26.7 million for the three months ended June 30, 2022 compared to $24.8 million for the prior year. The average yield of subordinated notes decreased to 8.8% compared to 10.8% in the prior period.

In May 2018 and June 2021, we completed two residual interest financings of our residual interests from previously issued securitizations in the amounts of $40.0 million and $50.0 million, respectively. Interest expense on these residual interest financings was $1.1 million for the three months ended June 30, 2022 compared to $467,000 in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$164,380	$9,940	24.2%	$371,718	$18,497	19.9%
Finance receivables at fair value	2,305,575	65,730	11.4%	1,748,991	46,943	10.7%
	2,469,955	75,670	12.3%	2,120,709	65,440	12.3%

Interest Bearing Liabilities
Warehouse lines of credit	$85,598	1,387	6.5%	$50,478	1,021	8.1%
Residual interest financing	50,000	1,050	8.4%	18,973	467	9.8%
Securitization trust debt	2,037,327	15,745	3.1%	1,831,487	16,823	3.7%
Subordinated renewable notes	26,688	590	8.8%	24,810	669	10.8%
	$2,199,613	18,772	3.4%	$1,925,748	18,980	3.9%

Net interest income/spread		$56,898			$46,460
Net interest yield (3)			8.9%			8.4%
Ratio of average interest earning assets to average interest bearing liabilities			112%			110%

_____________

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2022
	Compared to June 30, 2021
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(8,557)	$(10,324)	$1,767
Finance receivables at fair value	18,787	14,752	4,035
	10,230	4,428	5,802
Interest Bearing Liabilities
Warehouse lines of credit	366	708	(342)
Residual interest financing	583	758	(175)
Securitization trust debt	(1,078)	1,978	(3,056)
Subordinated renewable notes	(79)	54	(133)
	(208)	3,498	(3,706)

Net interest income/spread	$10,438	$930	$9,508

The annualized yield on our finance receivables was 12.3% for the three months ended June 30, 2022 and 2021. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these fair value receivables was $2,305.6 million for the three months ended June 30, 2022 compared to $1,749.0 million in the prior year period.

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

For the three months ended June 30, 2022, we recorded a reduction to provision for credit losses on finance receivables in the amount of $8.0 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. There were no additions or reductions to provision for credit losses for the three months ended June 30, 2021.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of June 30, 2022. Although we have not yet seen a deterioration in the credit performance for these receivables as a result of the pandemic, we expect that the absence of any additional government stimulus payments, the expiration of the eviction moratorium, worsening economic conditions, inflation and a reversion to the mean for used car pricing could negatively affect credit performance in the future.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $1.6 million to $5.8 million during the three months ended June 30, 2022 and represented 12.2% of total operating expenses. We purchased $548.1 million of new contracts during the three months ended June 30, 2022 compared to $286.0 million in the prior year period.

Occupancy expenses was $1.9 million for the three months ending June 30, 2022 which is down from $2.0 million for the same period in 2021.

Depreciation and amortization expenses decreased to $385,000 compared to $417,000 in the previous year and represented 0.8% of total operating expenses.

For the three months ended June 30, 2022, we recorded income tax expense of $8.9 million, representing a 26% effective tax rate. In the prior period, our income tax expense was $4.2 million, representing a 30% effective tax rate.

Comparison of Operating Results for the six months ended June 30, 2022 with the six months ended June 30, 2021

Revenues.  During the six months ended June 30, 2022, our revenues were $156.4 million, an increase of $26.5 million, or 20.4%, from the prior year revenue of $129.9 million. The primary reasons for the increase in revenues are the mark ups to the finance receivables measured at fair value and the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the six months ended June 30, 2022 include a $7.1 million mark up to the recorded value of the finance receivables measured at fair value. This compares to a $4.4 million mark down in the prior year period. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. During the six months ended June 30, 2022, we reduced our estimate for expected future losses in finance receivables measured at fair value as we have observed that our previous estimates for increased losses due to the pandemic had not materialized. The change in estimated losses resulted in the $7.1 million mark up for the six months ended June 30, 2022.

Interest income for the six months ended June 30, 2022 increased $14.2 million, or 10.8%, to $145.7 million from $131.5 million in the prior year. The primary reason for the increase in interest income is the 27.3% increase in the average balance of finance receivables measured at fair value over the prior year period. The table below shows the average balances and interest yields of the two components of our loan portfolio for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022			2021
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$185,288	$21,260	22.9%	$411,571	$40,602	19.7%
Finance receivables measured at fair value	2,186,431	124,470	11.4%	1,718,112	90,931	10.6%
Total	$2,371,719	$145,730	12.3%	$2,129,683	$131,533	12.4%

Other income was $3.6 million for the six months ended June 30, 2022. This marks a decrease of $789,000 from other income of $2.8 million for the six months ended June 30, 2021.

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

Total operating expenses were $92.8 million for the six months ended June 30, 2022, compared to $108.1 million for the prior period, a decrease of $15.3 million, or 14.1%. The decrease is primarily due to decreases in provisions for credit losses.

Employee costs were $42.7 million during the six months ended June 30, 2022 compared to $39.6 million for the same period in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Contracts purchased (dollars)	$958.1	$491.5
Contracts purchased (units)	41,059	25,188
Managed portfolio outstanding (dollars)	$2,650.9	$2,120.7
Managed portfolio outstanding (units)	167,146	156,995

Number of Originations staff	194	158
Number of Sales staff	132	103
Number of Servicing staff	405	424
Number of other staff	68	76
Total number of employees	799	761

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $16.5 million, an increase from $15.6 million in the previous year and represented 17.8% of total operating expenses.

Interest expense for the six months ended June 30, 2022 were $35.2 million and represented 37.9% of total operating expenses, compared to $39.9 million in the previous year, when it was 36.9% of total operating expenses.

Interest on securitization trust debt decreased by $6.0 million for the six months ended June 30, 2022 compared to the prior period. The average balance of securitization trust debt increased to $1,922.9 million for the six months ended June 30, 2022 compared to $1,854.1 million for the six months ended June 30, 2021. However, the blended interest rates on new term securitizations have declined in 2022. The annualized average rate on our securitization trust debt was 3.0% for the six months ended June 30, 2022 compared to 3.8% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2018	3.46%
April 2018	3.98%
July 2018	4.18%
October 2018	4.25%
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%

Interest expense on warehouse credit line debt was $2.5 million for the six months ended June 30, 2022 compared to $2.3 million in the prior year period. Lower rates were mostly offset by higher utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $76.1 million during the six months ended June 30, 2022 compared to $50.4 million for the same period in 2021.

Interest expense on subordinated renewable notes decreased by $71,000. The average balance of the outstanding subordinated debt increased 13.2% to $26.6 million for the six months ended June 30, 2022 compared to $23.5 million for the six months ended June 30, 2021. The average yield of subordinated notes decreased to 9.1% in the six-month period ended June 30, 2022 compared to 10.9% in the prior period.

On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. On June 30, 2021, we completed a $50 million securitization of residual from other previously issued securitizations. Interest expense on these residual interest financings were $2.1 million for the six months ended June 30, 2022 compared to $1.0 million in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022			2021
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$185,288	$21,260	22.9%	$411,571	$40,602	19.7%
Finance receivables at fair value	2,186,431	124,470	11.4%	1,718,112	90,931	10.6%
	2,371,719	145,730	12.3%	2,129,683	131,533	12.4%

Interest Bearing Liabilities
Warehouse lines of credit	$76,085	2,544	6.7%	$50,401	2,335	9.3%
Residual interest financing	50,984	2,144	8.4%	20,484	1,033	10.1%
Securitization trust debt	1,922,914	29,273	3.0%	1,854,147	35,276	3.8%
Subordinated renewable notes	26,607	1,210	9.1%	23,502	1,281	10.9%
	$2,076,590	35,171	3.4%	$1,948,534	39,925	4.1%

Net interest income/spread		$110,559			$91,608
Net interest yield (3)			8.9%			8.3%
Ratio of average interest earning assets to average interest bearing liabilities			114%			109%

_____________

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2022
	Compared to June 30, 2021
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(19,342)	$(25,304)	$5,962
Finance receivables at fair value	33,539	16,032	17,507
	14,197	(9,272)	23,469
Interest Bearing Liabilities
Warehouse lines of credit	209	2,171	(1,962)
Residual interest financing	1,111	1,965	(854)
Securitization trust debt	(6,003)	8,620	(14,623)
Subordinated renewable notes	(71)	410	(481)
	(4,754)	13,166	(17,920)

Net interest income/spread	$18,951	$(22,438)	$41,389

The annualized yield on our finance receivables was 12.3% for the six months ended June 30, 2022 and 12.4% for the same period in 2021. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these fair value receivables was $2,186.4 million for the six months ended June 30, 2022 compared to $1,718.1 million in the prior year period.

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

For the six months ended June 30, 2022, we recorded a reduction to provision for credit losses on finance receivables in the amount of $17.4 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. There were no additions or reductions to provision for credit losses for the six months ended June 30, 2021.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of June 30, 2022. Although we have not yet seen a deterioration in the credit performance for these receivables as a result of the pandemic, we expect that the absence of any additional government stimulus payments, the expiration of the eviction moratorium and a reversion to the mean for used car pricing could negatively affect credit performance in the future.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Sales expense increased by $3.0 million to $11.2 million during the six months ended June 30, 2022 and represented 12.1% of total operating expenses. We purchased $958.1 million of new contracts during the six months ended June 30, 2022 compared to $491.5 million in the prior year period.

Occupancy expenses was $3.8 million for the six months ending June 30, 2022 compared to $3.9 million for the same period in 2021.

Depreciation and amortization expenses decreased to $802,000 compared to $845,000 in the previous year and represented 0.8% of total operating expenses.

For the six months ended June 30, 2022, we recorded income tax expense of $17.1 million, representing a 27% effective tax rate. In the prior period, our income tax expense was $6.9 million, representing a 32% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	June 30, 2022		June 30, 2021		December 31, 2021
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	162,296	$2,554,855	156,701	$2,115,612	154,151	$2,209,430
Period of delinquency (2)	.
31-60 days	10,721	$149,520	8,723	$115,156	10,895	$146,904
61-90 days	4,096	54,505	2,669	33,127	3,939	51,069
91+ days	1,302	16,996	683	7,101	1,171	14,280
Total delinquencies (2)	16,119	221,021	12,075	155,384	16,005	212,253
Amount in repossession (3)	2,028	26,988	1,796	19,928	1,882	22,912
Total delinquencies and amount in repossession (2)	18,147	$248,009	13,871	$175,312	17,887	$235,165

Delinquencies as a percentage of gross servicing portfolio	9.9%	8.7%	7.7%	7.3%	10.4%	9.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	11.2%	9.7%	8.9%	8.3%	11.6%	10.6%

Extension Experience
Contracts with one extension, accruing	23,231	$341,794	25,292	$340,500	23,740	$328,128
Contracts with two or more extensions, accruing	41,636	445,839	50,977	582,353	46,541	513,183
	64,867	787,633	76,269	922,853	70,281	841,311

Contracts with one extension, non-accrual (4)	643	8,946	504	5,494	597	7,736
Contracts with two or more extensions, non-accrual (4)	1,355	15,009	1,161	11,973	1,414	15,128
	1,998	23,955	1,665	17,467	2,011	22,864

Total contracts with extensions	66,865	$811,588	77,934	$940,320	72,292	$864,175

41

_________________

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	June 30,	June 30,	December 31,
	2022	2021	2021
	(Dollars in thousands)
Average servicing portfolio outstanding	$164,380	$371,718	$345,021
Annualized net charge-offs as a percentage of average servicing portfolio (2)	4.2%	5.1%	7.7%

	Fair Value Receivables Portfolio
	June 30,	June 30,	December 31,
	2022	2021	2021
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,305,575	$1,748,991	$1,802,590
Annualized net charge-offs as a percentage of average servicing portfolio (2)	3.5%	2.3%	3.1%

	Total Owned Portfolio
	June 30,	June 30,	December 31,
	2022	2021	2021
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,469,955	$2,118,673	$2,147,611
Annualized net charge-offs as a percentage of average servicing portfolio (2)	3.6%	2.8%	4.7%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2022 and June 30, 2021 percentages represent three months ended June 30, 2022 and June 30, 2021 annualized. December 31, 2021 represents 12 months ended December 31, 2021.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2022, for accounts that received extensions from 2008 through 2020:

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2022	% Active or Paid Off at June 30, 2022	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	10,708	30.1%	20,061	56.4%	4,819	13.5%	19

2009	32,226	10,273	31.9%	16,170	50.2%	5,783	17.9%	17

2010	26,167	12,159	46.5%	12,009	45.9%	1,999	7.6%	19

2011	18,786	10,972	58.4%	6,882	36.6%	932	5.0%	19

2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18

2013	23,398	11,148	47.6%	11,274	48.2%	976	4.2%	23

2014	25,773	10,499	40.7%	14,448	56.1%	826	3.2%	25

2015	53,319	22,507	42.2%	29,730	55.8%	1,082	2.0%	26

2016	80,897	37,261	46.1%	41,703	51.6%	1,933	2.4%	25

2017	133,881	62,848	46.9%	64,107	47.9%	6,926	5.2%	21

2018	121,531	67,933	55.9%	47,591	39.2%	6,007	4.9%	18

2019	71,548	52,525	73.4%	17,081	23.9%	1,942	2.7%	16

2020	83,170	67,893	81.6%	12,755	15.3%	2,099	2.5%	13

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2018, 56.4% were either paid in full or active and performing as of June 30, 2022. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2022	2021	2021

Average number of extensions granted per month	4,164	3,918	3,371

Average number of outstanding accounts	157,273	157,076	159,185

Average monthly extensions as % of average outstandings	2.6%	2.5%	2.1%

______________________

Note: Table excludes portfolios originated and owned by third parties

	June 30, 2022		June 30, 2021		December 31, 2021
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	23,874	$350,740	25,796	$345,995	24,337	$335,864
Contracts with two extensions	14,125	177,498	17,638	229,674	15,861	200,705
Contracts with three extensions	10,692	121,038	12,309	146,570	11,755	136,970
Contracts with four extensions	8,543	84,683	9,668	102,208	9,272	95,182
Contracts with five extensions	5,819	50,235	7,199	69,841	6,531	59,651
Contracts with six extensions	3,812	27,393	5,324	46,033	4,536	35,803
	66,865	$811,587	77,934	$940,321	72,292	$864,175

Managed portfolio (excluding originated and owned by 3rd parties)	162,296	$2,554,855	156,701	$2,115,612	154,151	$2,209,430

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

Net cash provided by operating activities for the six-month period ended June 30, 2022 was $119.7 million, an increase of $7.3 million, compared to net cash provided by operating activities for the six-month period ended June 30, 2021 of $112.4 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $398.4 million for the six months ended June 30, 2022. Net cash provided by investing activities for the six-month period ended June 30, 2021 was $12.7 million. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables excluding acquisition fees were $904.5 million and $485.1 million during the first six months of 2022 and 2021, respectively.

Net cash provided by financing activities for the six months ended June 30, 2022 was $270.5 million compared to net cash used in financing activities of $70.4 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2022, we issued $712.4 million in new securitization trust debt compared to $470.5 million in the same period of 2021. We repaid $536.8 million in securitization trust debt in the six months ended June 30, 2022 compared to repayments of securitization trust debt of $541.1 million in the prior year period. In the six months ended June 30, 2022, we had net advances on warehouse lines of credit of $124.6 million, compared to net repayments of $42.6 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2022, we had unrestricted cash of $11.3 million and $171.1 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2022, we had approximately $82.0 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the six-month period ended June 30, 2022, we completed two securitizations aggregating $712.4 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2022, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2022, we had approximately $2,239.8 million of debt outstanding. Such debt consisted primarily of $1,934.2 million of securitization trust debt and $228.9 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $174.2 million while our warehouse lines of credit debt has increased by $123.3 million since December 31, 2021 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $27.2 million and $26.5 million in subordinated renewable notes outstanding at June 30, 2022 and December 31, 2021, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of June 31, 2022, all $50.0 million of this debt remains outstanding.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2022, we had approximately $2,239.8 million of debt outstanding. Such debt consisted primarily of $1,934.2 million of securitization trust debt and $228.9 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $174.2 million while our warehouse lines of credit debt has increased by $123.3 million since December 31, 2021 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $27.2 million and $26.5 million in subordinated renewable notes outstanding at June 30, 2022 and December 31, 2021, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of June 31, 2022, all $50.0 million of this debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we repurchased 1,016,274 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

April 2022	432,654	$11.45	432,654	$6,947,806
May 2022	188,907	$13.23	188,907	$4,448,824
June 2022	394,713	$11.04	394,713	$92,591
Total	1,016,274	$11.62	1,016,274

____________________

(1)	Each monthly period is the calendar month.

(2)	Our board of directors authorized the purchase of an additional $5.0 million, $10.0 million and $20 million of our outstanding securities in January, March and July 2022, respectively. Through June 30, 2022, our board of directors had authorized the purchase of up to $103.2 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)
Date: August 8, 2022
By: /s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By: /s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

