Form 10-K
period 2022-12-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2023-03-15
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 13,680,435 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $10.25 per share reported by Nasdaq as of June 30, 2022, was approximately $140,224,459. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 8, 2023 was 20,535,126.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2023 annual shareholders meeting is incorporated by reference into Part III hereof.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2022, we have purchased a total of approximately $20.0 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2022 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2018	$902,416	$2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308

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

Most of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee sales representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our sales representatives represent us exclusively. They may work from our Irvine branch, our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our sales representatives present dealers with a sales package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2022, we had 90 sales representatives, and in that month, we received applications from 8,078 dealers in 47 states. As of December 31, 2022, approximately 75% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

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

During the year ended December 31, 2022 automobile contracts originated under the direct lending platform represented 3.2% of our total acquisitions and represented 2.7% of our outstanding managed portfolio as of December 31, 2022. Regardless of whether an automobile contract is originated from one of our dealers or through our direct lending platform, the discussion that follows regarding our acquisitions guidelines, procedures and demographic statistics applies to all of our originated contracts.

For the year ended December 31, 2022 approximately 91% of the automobile contracts originated under our programs consisted of financing for used cars and 9% consisted of financing for new cars.

We generally solicit applications with the intent of originating contracts to hold as investments in our own portfolio. However, in May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that do not meet our lending criteria. We service all such contracts on behalf of the third-party.

For contracts we originate for our own portfolio, we generally finance them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 95 term securitizations of approximately $17.7 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2022, we had two such short-term warehouse facilities, each with a maximum borrowing amount of $200 million.

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

Coronavirus Pandemic

In December 2019, a new strain of coronavirus (the “COVID-19 virus”) originated in Wuhan, China. Since its discovery, the COVID-19 virus has spread throughout the world, and the outbreak has been declared to be a pandemic by the World Health Organization. We refer from time to time in this report to the outbreak and spread of the COVID-19 virus as “the pandemic.” In March 2020 at the outset of the pandemic we complied with government mandated shutdown orders in the five locations we operate by arranging for many of our staff to work from home and invoking various safety protocols for workers who remained in our offices. In April 2020, we laid off approximately 100 workers, or about 10% of our workforce, throughout our offices because of significant reductions in new contract originations. As of December 31, 2022, most of our staff were working without a significant impact from the pandemic.

Contract Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer's customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency, and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. For the year ended December 31, 2022, we received 2.5 million applications. Approximately 63% of all applications came through DealerTrack (the industry leading dealership application aggregator), 36% via another aggregator, Route One and 1% via our website. A portion of the DealerTrack and Route One volume are applications from our pass-through arrangements with other lenders who send us applications from their dealers in cases where those lenders choose not to approve those applications. For the year ended December 31, 2022, such pass-through applications represented 13% of our total applications. For the year ended December 31, 2022, our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2022, no dealer accounted for as much as 1% of the total number of automobile contracts we purchased.

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

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2022 and 2021.

	Contracts Purchased During the Year Ended
	December 31, 2022		December 31, 2021
	Number	Percent (1)	Number	Percent (1)
California	6,707	8.2%	5,928	10.9%
Texas	6,415	7.8%	3,336	6.1%
Ohio	6,247	7.6%	5,071	9.3%
Illinois	4,648	5.7%	1,963	3.6%
Florida	4,189	5.1%	2,716	5.0%
Pennsylvania	3,767	4.6%	2,525	4.6%
Indiana	3,791	4.6%	2,725	5.0%
Other States	46,171	56.4%	30,053	55.3%
Total	81,935	100.0%	54,317	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2022 and 2021.

	Outstanding Managed Portfolio as of
	December 31, 2022		December 31, 2021
	Amount	Percent (1)	Amount	Percent (1)
	($ in millions)
California	$303.8	10.1%	$265.3	11.8%
Ohio	243.0	8.1%	205.6	9.1%
Texas	220.4	7.3%	140.7	6.3%
Florida	148.0	4.9%	112.7	5.0%
Indiana	139.3	4.6%	112.6	5.0%
Illinois	135.2	4.5%	69.1	3.1%
All others	1,811.6	60.4%	1,343.1	59.7%
Total	$3,001.3	100.0%	$2,249.1	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

	2022	2021	2020	2019	2018
Average net acquisition fee charged (paid) to dealers (1)	$(150)	$(65)	$71	$(25)	$(238)
Average net acquisition fee as % of amount financed (1)	-0.7%	-0.3%	0.4%	-0.1%	-1.4%
Weighted average annual percentage interest rate	18.4%	17.8%	19.3%	19.2%	18.3%

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

Meta - This program accommodates applicants with past non-performing credit, but who demonstrate a stronger history of recent performing credit than the Preferred program. Contract interest rates and dealer acquisition fees are lower, and the maximum loan amount is somewhat higher than the Preferred program.

Our upper credit tier products, which are our Meta, Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 80% of our new contract acquisitions for our own portfolio in 2022, 75% in 2021, and 75% in 2020, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2022 and 2021.

	Contracts Purchased During the Year Ended (1)
	December 31, 2022		December 31, 2021
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed		Percent (1)
Meta	$57,145	3.1%	$	n/a	n/a
Preferred	219,872	11.9%		161,289	14.1%
Super Alpha	394,743	21.3%		197,809	17.3%
Alpha Plus	193,728	10.4%		157,212	13.7%
Alpha	463,466	25.0%		304,978	26.6%
Standard	196,738	10.6%		177,876	15.5%
Mercury / Delta	74,865	4.0%		62,334	5.4%
First Time Buyer	61,742	3.3%		42,537	3.7%
Third Parties	192,086	10.4%		42,286	3.7%
	$1,854,385	100.0%		$1,146,321	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

Specifically, our funding guidelines generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a product to supplement the customer’s casualty policy in the event of a total loss of the related vehicle. We generally do not finance vehicles that are more than 12 model years old or have more than 200,000 miles. The maximum term of a purchased contract is 78 months, although we consider the program, amount financed, and mileage as significant factors in determining the maximum term of a contract. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our funding staff verify the customer's employment, income, residency, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open-ended questions about his application and the contract, which may uncover potential misrepresentations.

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

Characteristics of Contracts.  All the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2022 and 2021:

	Contracts Purchased During the Year Ended
	December 31, 2022	December 31, 2021

Average Original Amount Financed	$22,632	$21,104
Weighted Average Original Term	70 months	70 months
Average Down Payment Percent	10.5%	9.0%
Average Vehicle Purchase Price	$21,122	$19,881
Average Age of Vehicle	7 years	5 years
Average Age of Customer	42 years	42 years
Average Time in Current Job	4 years	5 years
Average Household Annual Income	$69,121	$61,377

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

Coronavirus Pandemic

Beginning in April 2020, we experienced a decrease in monthly contract purchase volumes which continued through December 2020. Since January 2021, our contract purchase levels have returned to or exceeded pre-pandemic levels.

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

Collection Procedures.  We believe that our ability to monitor performance and collect payments owed from sub-prime customers is primarily a function of our collection approach and support systems. We believe that if payment problems are identified early and our collection staff works closely with customers to address these problems, it is possible to correct many problems before they deteriorate further. To this end, we utilize pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of our collection activities, we maintain a computerized collection system specifically designed to service automobile contracts with sub-prime customers. We engage a nearshore third-party call center to supplement the efforts the collectors in our five branch locations. As of December 31, 2022, our nearshore partner had approximately 33 agents assigned to our portfolio.

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

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and incremental losses gradually increasing to a peak around 18 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 25 months, 23 months, and 23 months as of December 31, 2022, December 31, 2021, and December 31, 2020, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as pandemic, recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession, and net credit loss experience of all such automobile contracts that we own as of the respective dates shown.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	December 31, 2022		December 31, 2021		December 31, 2020
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	170,658	$2,795,383	154,151	$2,209,430	163,117	$2,174,972
Period of delinquency (2)
31-60 days	13,434	201,764	10,895	146,904	11,357	152,868
61-90 days	5,481	80,146	3,939	51,069	4,525	59,096
91+ days	2,148	31,036	1,171	14,279	1,290	14,989
Total delinquencies (2)	21,063	312,946	16,005	212,252	17,172	226,953
Amount in repossession (3)	2,904	41,401	1,882	22,912	2,979	35,839
Total delinquencies and amount in repossession (2)	23,967	$354,347	17,887	$235,164	20,151	$262,792
Delinquencies as a percentage of gross servicing portfolio	12.3%	11.2%	10.4%	9.6%	10.5%	10.4%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	14.0%	12.7%	11.6%	10.6%	12.4%	12.1%

Extension Experience
Contracts with one extension, accruing	27,584	$464,323	23,740	$328,128	29,709	$417,347
Contracts with two or more extensions, accruing	38,714	417,682	46,541	513,183	55,885	665,572
	66,298	882,005	70,281	841,311	85,594	1,082,919

Contracts with one extension, non-accrual (4)	981	14,792	597	7,736	915	12,408
Contracts with two or more extensions, non-accrual (4)	1,485	15,395	1,414	15,128	2,502	28,189
	2,466	30,187	2,011	22,864	3,417	40,597

Total accounts with extensions	68,764	$912,192	72,292	$864,175	89,011	$1,123,516

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.

(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.

(4)	We do not recognize interest income on accounts past due more than 90 days.

Net Credit Loss Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio (2)
	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)

Average portfolio outstanding	$150,919	$345,021	$684,259
Net charge-offs as a percentage of average portfolio (3)	4.6%	5.8%	11.7%

	Fair Value Receivables Portfolio (4)
	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)

Average portfolio outstanding	$2,388,191	$1,802,590	$1,631,491
Net charge-offs as a percentage of average portfolio (3)	4.5%	3.1%	4.3%

	Total Owned Portfolio
	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)

Average portfolio outstanding	$2,539,110	$2,147,611	$2,315,750
Net charge-offs as a percentage of average portfolio (3)	4.5%	3.5%	6.5%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.

(2)	The finance receivables portfolio is comprised of contracts we originated prior to January 2018.

(3)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected after the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

(4)	The fair value portfolio is comprised of contracts we have originated since January 2018.

Extensions

In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. In general, an obligor will not be permitted more than two such extensions in any 12-month period and no more than eight over the life of the contract. The only modification of terms is to advance the obligor’s next due date, generally by one month, though in some cases we may permit a longer extension, and in any case an advance in the maturity date corresponding to the advance of the due date. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings.

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

After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs. We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2022, for accounts that received extensions from 2012 through 2021:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2022	% Active or Paid Off at December 31, 2022	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18
2013	23,398	11,147	47.6%	11,275	48.2%	976	4.2%	23
2014	25,773	10,483	40.7%	14,464	56.1%	826	3.2%	25
2015	53,319	22,361	41.9%	29,876	56.0%	1,082	2.0%	26
2016	80,897	36,770	45.5%	42,194	52.2%	1,933	2.4%	26
2017	133,881	61,465	45.9%	65,490	48.9%	6,926	5.2%	22
2018	121,531	66,007	54.3%	49,517	40.7%	6,007	4.9%	19
2019	71,548	50,795	71.0%	18,811	26.3%	1,942	2.7%	18
2020	83,170	64,768	77.9%	14,057	16.9%	2,099	2.5%	15
2021	47,029	40,292	85.7%	5,482	11.7%	1,236	2.5%	11

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off as of December 31, 2022 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted, and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, despite the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Average number of extensions granted per month	4,689	3,918	6,931

Average number of outstanding accounts	162,264	157,076	172,129

Average monthly extensions as % of average outstandings	2.9%	2.5%	4.0%

	December 31, 2022		December 31, 2021		December 31, 2020
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts with one extension	28,565	$479,114	24,337	$335,864	30,624	$429,754
Contracts with two extensions	13,730	180,547	15,861	200,705	19,381	259,236
Contracts with three extensions	9,837	108,986	11,755	136,970	13,117	159,447
Contracts with four extensions	7,938	76,220	9,272	95,182	10,868	122,469
Contracts with five extensions	5,425	45,519	6,531	59,651	8,548	90,322
Contracts with six extensions	3,269	21,806	4,536	35,803	6,473	62,288
	68,764	$912,192	72,292	$864,175	89,011	$1,123,516

Gross servicing portfolio	180,795	$3,001,308	156,280	$2,249,069	163,117	$2,174,972

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

Since 1994 we have conducted 95 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2022, 19 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our history of term securitizations, over the most recent ten years, is summarized in the table below:

Recent Asset-Backed Securitizations

Period	Number of Term Securitizations	Amount of Receivables
		$ in thousands
2013	4	778,000
2014	4	923,000
2015	3	795,000
2016	4	1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%. The remaining balance on the notes were paid in full on February 16, 2022.

On June 30, 2021, we completed a $50.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in three CPS securitizations consecutively conducted from January 2018 through July 2018, and an 80% interest in a CPS affiliate that owns the residual interests in the eight CPS securitizations conducted from December 2018 through September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. As of December 31, 2022, the notes had a principal balance of $50.0 million.

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $400 million, comprising two credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2022, extending the revolving period to July 2024, with an optional amortization period through July 2025. In addition, the capacity was doubled from $100 million to $200 million at the July 2022 renewal.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2022, we were in compliance with all such covenants.

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

Workforce Allocation and Diversity We had 792 employees as of December 31, 2022. Our employee population was 66% female, and 67% self-identified as ethnically diverse (defined as all EEOC classifications other than white). Broken out by function, our human capital was allocated thus: 11 were senior management personnel; 407 were servicing personnel; 182 were automobile contract origination personnel; 127 were sales personnel and program development (78 of whom were sales representatives); 65 were various administrative personnel including human resources, legal, accounting and systems.

Compensation and benefits Our compensation policy is to be market competitive. We offer a benefits and wellness package that includes healthcare coverage, defined contribution retirement benefits, and other components.

Employee Engagement Our means of evaluating our human capital resources include, on an individual basis, annual performance reviews and annual meetings with senior management on or close to the employee’s anniversary date.  On an aggregate basis, a new hire survey and department round table meetings. The feedback from the meetings and survey results are reviewed by senior management and used to assist in reviewing our human capital strategies, programs, and practices. Other metrics used in human capital management include average employee tenure and annual turnover rate. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

Available Information

Our internet address is www.consumerportfolio.com. We make available free of charge on our internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior secured debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. During 2008, 2009 and much of 2010, our access to the capital markets was impaired with respect to both short-term and long-term funding. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2023. While our access to such funding has improved since then, our results of operations, financial condition and cash flows have been from time to time in the past and may be in the future materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

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

We expect to earn quarterly profits during 2023; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.” One reason for our expectation is that we have had positive net income in each of the eleven fiscal years ended December 31, 2022, although not in every quarter within that period.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

We depend on various financing sources, including credit facilities, our securitization program and other secured and unsecured debt issuances, to finance our business operations. Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they are "warehoused" until they are financed on a long-term basis through the issuance and sale of asset-backed notes. Upon sale of the notes, funds advanced under one or more warehouse credit facilities are repaid from the proceeds. Our current short-term funding capacity is $400 million, comprising two credit facilities, each with a maximum credit limit of $200 million. Both warehouse credit facilities have a revolving period during which we may receive advances secured by contributed automobile contracts, followed by an amortization period during which no further advances may be made, but prior to which outstanding advances are due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity”.

Our access to financing sources depends upon our financial position, general market conditions, availability of bank liquidity, the bank regulatory environment, our compliance with covenants imposed under our financing agreements, the credit quality of the collateral we can pledge to support secured financings, and other factors beyond our control. If we are unable to maintain warehouse or securitization financing on acceptable terms, we might curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our results of operations, financial condition and liquidity.

Our Substantial Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations Under Our Existing Indebtedness

We currently have and will continue to have a substantial amount of outstanding indebtedness. At December 31, 2022, we had approximately $2,469.0 million of debt outstanding. Such debt consisted primarily of $2,108.7 million of securitization trust debt, and also included $285.3 million of warehouse lines of credit, $49.6 million of residual interest financing debt and $25.3 million in subordinated renewable notes. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.

If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity and results of operations.

The degree to which we are leveraged creates risks, including:

•	we may be unable to satisfy our obligations under our outstanding indebtedness;
•	we may find it more difficult to fund future credit enhancement requirements, operating costs, tax payments, capital expenditures or general corporate expenditures;
•	we may have to dedicate a substantial portion of our cash resources to payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and
•	increasing our vulnerability to adverse general economic, industry and capital markets conditions.
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	placing us at a competitive disadvantage compared to our competitors that have less debt; and
•	limiting our ability to borrow additional funds.

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

During 2008 and 2009 we observed adverse changes in the market for securitized pools of automobile contracts, which made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods. These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. We experienced improvements in the capital markets from 2010 through 2019, during which time we completed 36 securitizations. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2023. However, if the market conditions for asset-backed securitizations should reverse, we would expect a material adverse effect on our results of operations.

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

Our Results of Operations May be Affected by Changing Economic Conditions

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, inflation, decreased demand for automobiles and declining values of automobiles securing outstanding receivables, which weakens collateral values and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit, changes in vehicle ownership trends and other factors that impact consumer confidence or disposable income could increase loss frequency and decrease demand for automobiles as well as weaken collateral values on certain types of automobiles. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. No assurance can be given that the underwriting criteria and collection methods we employ will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operation and our ability to enter into future financing transactions.

We sell repossessed automobiles at wholesale auction markets located throughout the United States. Depressed wholesale prices for used automobiles may result in, or increase, a loss upon our disposition of repossessed vehicles and we may be unable to collect the resulting deficiency balances. Depressed wholesale prices for used automobiles may result from manufacturer incentives or discounts on new vehicles, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models, increased used vehicle inventory resulting from significant liquidations of rental or fleet inventories and increased trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand could result in higher losses for us. Further, we are dependent on the efficient operation of the wholesale auction markets. If the operations of the wholesale auction markets are disrupted, as they were during the recent COVID 19 pandemic, we may be unable to sell our used vehicles at sufficient volume and/or pricing.

The number of delinquencies, defaults, losses and repossessions on sub-prime automobile receivables has historically been significantly influenced by the employment status of obligors on automobile loan contracts. Any general weakness in the economy may affect sub-prime obligors more strongly than the population as a whole.

Furthermore, the global financial markets have at times experienced increased volatility due to uncertainty surrounding the level and sustainability of the sovereign debt of various countries. Concerns regarding sovereign debt may spread to other countries at any time. There can be no assurance that this uncertainty relating to the sovereign debt of various countries will not lead to further disruption of the financial and credit markets in the United States, which could adversely affect our financial position, liquidity, results of operation and our ability to enter into future financing transactions.

A deterioration in economic conditions and certain economic factors, such as reduced business activity, high unemployment, interest rates, housing prices, energy prices (including the price of gasoline), increased consumer indebtedness (including of obligors on the receivables), lack of available credit, the rate of inflation (such as the recent increase in inflation) and consumer perceptions of the economy, as well as other factors, such as terrorist events, civil unrest, cyber-attacks, public health emergencies, extreme weather conditions or significant changes in the geopolitical environment (such as the ongoing military conflict between Ukraine and Russia) and/or public policy, including increased state, local or federal taxation, could adversely affect the ability and willingness of obligors to meet their payment obligations under the receivables we originate. Our operating results could be adversely affected if obligors are unable to make timely payments on their receivables or if we elect to, or are required to, implement forbearance programs in connection with obligors suffering a hardship (including hardships related to the COVID-19 pandemic and general economic conditions).

The above described negative economic factors, as well as others, have also historically resulted in decreased consumer demand for motor vehicles, which may result in an increase in the inventory of used motor vehicles and depress the price at which repossessed motor vehicles may be sold or delay the timing of those sales. If the default rate on our receivables increases and the price at which the vehicles may be sold at auction declines, our financial position, liquidity, results of operation and our ability to enter into future financing transactions may be adversely affected.

If Interest Rates Rise, Our Results of Operations May Be Impaired.

Our principal means of financing our portfolio of automobile contracts is to issue asset-backed notes in securitizations. The interest payable on such notes is our largest expense. Although such expense is fixed with respect to issued securitization trust debt, the terms of future securitizations may vary.

The credit spread between the interest rates payable on our securitization trust debt and the rates payable on risk-free investments has varied. The Federal Reserve increased interest rates multiple times in 2022, once in early 2023, and is expected to continue to raise rates further in 2023. If interest rates on risk-free debt continue to increase, or if our spread above risk-free rates should increase, or both, we would expect increased interest expense, If interest rates in general should rise, our expenses would likewise rise, to have a material adverse effect on our financial position, liquidity, results of operation and our ability to enter into future financing transactions.

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2022 and 2021, no single dealer accounted for as much as 1% of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

The Coronavirus Outbreak Could Have Adverse Effects

The COVID-19 virus has spread (“the pandemic”) throughout the world. The pandemic has had adverse effects on the economy of the United States (notably a significant decrease in employment) and the global economy in general. The long-term effects of the social, economic and financial disruptions caused by the pandemic are unknown. The extent to which obligors on our automobile contracts may be adversely affected by the pandemic (including a resurgence due to variants of COVID-19), by loss of employment, and by related efforts of governments to slow the spread of the COVID-19 virus throughout the nation and world cannot be predicted. These occurrences could have a material adverse effect on the ability of obligors to make timely payments to us.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2022, our directors and executive officers collectively owned 6.3 million shares of our common stock, or approximately 31%.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located in Las Vegas, Nevada, where we currently lease approximately 45,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.8 million through 2023.

Our operating headquarters are located in Irvine, California, where we currently lease approximately 69,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $2.5 million through 2024.

The remaining three regional servicing centers occupy a total of approximately 59,000 square feet of leased space in Chesapeake, Virginia; Maitland, Florida; and Oak Brook, Illinois. The termination dates of such leases range from 2023 to 2029. The annual base rent for these facilities total approximately $1.4 million.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2022, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2022 is $4.9 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2022 does not exceed $11.2 million.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Charles E. Bradley, Jr., 63, has been our Chief Executive Officer since January 1992, a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Prior to that he was our President from March 1991 to December 2022. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Michael T. Lavin, 50, has been President since December 2022, Chief Operating Officer since February 2019, and our Chief Legal Officer since March 2014.  Prior to that, he was our Executive Vice President since March 2014, Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as an associate at a large law firm and a spin off start up law firm.

Danny Bharwani, 55, has been Chief Financial Officer since September 2022 and Executive Vice President – Finance since December 2022. Previously, he was our Senior Vice President – Finance from April 2016 to December 2022 and Vice President – Finance from June 2002 to April 2016. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

Christopher Terry, 55, has been Executive Vice President of Risk Management, Systems, and IT since December 2022. Prior to that he was our Senior Vice President of Risk Management, Systems, and IT from October 2018 to December 2022, and Senior Vice President of Risk Management from May 2017 to October 2018. Prior to that, he was our Senior Vice President of Servicing from May 2005 to August 2013. He was Senior Vice President of Asset Recovery from August 2013 to May 2017 and from January 2003 to May 2005. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 60, has been Executive Vice President of Sales and Originations since December 2022. Prior to that she was Senior Vice President of Sales and Originations from June 2020 to December 2022 and Senior Vice President of Originations from April 2007 to June 2020. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Laurie A. Straten, 56, has been Executive Vice President of Servicing since December 2022. Prior to that, she was our Senior Vice President of Servicing from August 2013 to December 2022 and Senior Vice President of Asset Recovery from April 2013 to August 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

John P. Harton, 58, has been Senior Vice President – Business Development since June 2020. Prior to that he was Senior Vice President – Program Development from March 2019 to June 2020, Senior Vice President – Marketing from March 2014 to March 2019, and Vice President – Marketing from April 2010 to March 2014. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

Catrina Ralston, 47, has been Senior Vice President of Human Resources since December 2022. Prior to that, she was Vice President - Human Resources since March 2016. She joined the Company in 1997 as an Operations Clerk and transferred into the Human Resources Department in 2001 where she held a series of successively more responsible positions. Prior to joining CPS, Ms. Ralston worked as a customer service representative for the City of Virginia Beach Parks & Recreation Department.

Steve Schween, 60, has been Senior Vice President of Systems since December 2022. Previously, he was Vice President of Systems since February 2014. He joined in the Company in 2000 as a Systems Analyst and took on more responsibility over time. Mr. Schween was previously a Systems Analyst with Jeunique International.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol “CPSS.” As of January 1, 2023, there were 28 holders of record of the Company’s Common Stock.

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

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	11,167,329	$5.21	2,661,330
Equity compensation plans not approved by security holders.	–	–	–
Total	11,167,329	$5.21	2,661,330

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 2022	315,800	$6.46	315,800	$10,863,384
November 2022	178,611	7.85	178,611	9,460,731
December 2022	135,552	8.25	135,552	8,342,529
Total	629,963	$7.24	629,963

(1)	Each monthly period is the calendar month.

(2)	Our board of directors authorized the purchase of $5.0 million, $10 million and $20 million of our outstanding securities in January, March and July 2022, respectively. Through December 31, 2022, our board of directors had authorized the purchase of up to $123.2 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2022, we have purchased $109.9 million of our common stock representing 22,903,866 shares.

Item 6.   [Reserved]

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2022, we have originated a total of approximately $20.0 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2022 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2018	$902,416	$2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308

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

Coronavirus Pandemic

In December 2019, a new strain of coronavirus (the “COVID-19 virus”) originated in Wuhan, China. Since its discovery, the COVID-19 virus has spread throughout the world, and the outbreak has been declared to be a pandemic by the World Health Organization. We refer from time to time in this report to the outbreak and spread of the COVID-19 virus as “the pandemic.” In March 2020 at the outset of the pandemic we complied with government mandated shutdown orders in the five locations we operate by arranging for many of our staff to work from home and invoking various safety protocols for workers who remained in our offices. In April 2020, we laid off approximately 100 workers, or about 10% of our workforce, throughout our offices because of significant reductions in new contract originations. As of December 31, 2022, most of our staff were working without a significant impact from the pandemic.

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

Since 1994 we have conducted 95 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2022, 19 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2016	4	$1,214,997
2017	4	870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $400 million, comprising two credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2022, extending the revolving period to July 2024, with an optional amortization period through July 2025. In addition, the capacity was doubled from $100 million to $200 million at the July 2022 renewal.

In November 2015, we entered into another $100 million facility. This facility was most recently renewed in February 2022, extending the revolving period to January 2024, followed by an amortization period to January 2026. In June 2022, we doubled the capacity for this facility from $100 million to $200 million.

We previously had a third facility. This $100 million facility was established in April 2015 and was renewed in April 2017 and again in February 2019, extending the revolving period to February 2021. We repaid this facility in full at its maturity in February 2021 and elected not to renew it.

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

Critical Accounting Estimates

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the re-evaluation were to yield a value materially different from the recorded value, an adjustment would be required. Results for the year ended December 31, 2022 included a $15.3 million mark to the carrying value of the portion of the receivables portfolio accounted for at fair value. The mark-up was the result of lower than expected losses during the period as our previous estimates for higher losses due to the pandemic had not materialized.

In the fourth quarter of 2022, our re-evaluation of the fair values of these receivables resulted in a positive mark for certain older receivables and a negative mark to the fair values of newer receivables that largely offset each other. As a result, on a net basis, no mark was taken in the fourth quarter of 2022.

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

We have recorded a liability as of December 31, 2022, which represents our best estimate of probable incurred losses for legal contingencies at that date. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2022, and in excess of the liability we have recorded, does not exceed $11.2 million.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 95 term securitizations of approximately $17.7 billion in contracts. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently, we successfully completed securitizations in June and September 2020 and four securitizations in each of 2021 and 2022.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2022 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2022 with the year ended December 31, 2021

Revenues.  During the year ended December 31, 2022, our revenues were $329.7 million, an increase of $61.9 million, or 23.1%, from the prior year revenues of $267.8 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. In addition, mark ups to the finance receivables measured at fair value also contributed to the increase in revenues during the year. Revenues for the year ended December 31, 2022 include a $15.3 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses.

Results for the nine-month period ended September 30, 2022 included the $15.3 million mark to the carrying value of the portion of the receivables portfolio accounted for at fair value. The mark-up was the result of lower than expected losses during the period as our previous estimates for higher losses due to the pandemic had not materialized. In the fourth quarter of 2022, our re-evaluation of the fair values of these receivables resulted in a positive mark for certain older receivables and a negative mark to the fair values of newer receivables that largely offset each other. As a result, on a net basis, no mark was taken in the fourth quarter of 2022. Revenues for the prior year period include a $4.4 million mark down to the fair value portfolio.

Revenues for the year ended December 31, 2021 include a $4.4 million mark down to the fair value portfolio.

Interest income for the year ended December 31, 2022 increased $39.0 million, or 14.6%, to $305.2 million from $266.2 million in the prior year. The primary reason for the increase in interest income is the 32.5% increase in the average balance of finance receivables measured at fair value over the prior year period. The table below shows the outstanding and average balances of our portfolio held by consolidated subsidiaries for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022			2021
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$150,919	$36,616	24.3%	$345,021	$69,805	20.2%
Finance receivables measured at fair value	2,388,191	268,621	11.2%	1,802,590	196,461	10.9%
Total	$2,539,110	$305,237	12.0%	$2,147,611	$266,266	12.4%

Other income was $9.2 million for the year ended December 31, 2022 compared to $6.0 million for the year ended December 31, 2021. This 54.1% increase was primarily driven by the increase in origination and servicing fees we earned from third party receivables that we began originating in May 2021. These fees were $6.8 million for the year ended December 31, 2022 and $1.3 million in the prior year period.

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

Total operating expenses were $213.5 million for the year ended December 31, 2021, compared to $202.1 million for the prior year, an increase of $11.5 million, or 5.7%. The increase is primarily due to increases in interest expense, sales expense, employee costs and general and administrative expenses. Reductions in provisions for credit losses offset some of the increase in operating expenses.

Employee costs increased by $3.7 million or 4.7%, to $84.3 million during the year ended December 31, 2022, representing 39.5% of total operating expenses. Employee costs were $80.5 million in the prior year, or 39.9% of total operating expenses.

The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$1,854.4	$1,146.3
Contracts purchased (units)	81,935	54,317
Managed portfolio outstanding (dollars)	$2,795.4	$2,249.1
Managed portfolio outstanding (units)	180,795	156,280

Number of Originations staff	182	170
Number of Sales staff	107	105
Number of Servicing staff	407	388
Number of other staff	88	76
Total number of employees	784	739

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $37.6 million, an increase of $3.0 million, or 8.7%, compared to the previous year and represented 17.6% of total operating expenses.

Interest expense for the year ended December 31, 2022 increased by $12.3 million to $87.5 million, or 16.3%, compared to $75.2 million in the previous year. Interest expense represented 41.0% of total operating expenses in 2022. The primary reason for the increase in interest expense is the increase in interest expense on our warehouse lines of credit and securitization trust debt.

Interest on securitization trust debt increased by $6.2 million, or 9.7%, for the year ended December 31, 2022 compared to the prior year. The average balance of securitization trust debt increased 11.0% to $2,020.0 million for the year ended December 31, 2022 compared to $1,819.9 million for the year ended December 31, 2021. The blended interest rates on new term securitizations have increased in 2022 after decreasing in 2021. For any particular quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2019	4.22%
April 2019	3.95%
July 2019	3.36%
October 2019	2.95%
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%

The annualized average rate on our securitization trust debt was 3.5% for the years ended December 31, 2022 and 2021. The annualized average rate is influenced by the manner in which the underlying securitization trust bonds are repaid. The rate tends to increase over time on any particular securitization since the structures of our securitization trusts generally provide for sequential repayment of the shorter term, lower interest rate bonds before the longer term, higher interest rate bonds.

Interest expense on warehouse lines of credit was $10.3 million for the year ended December 31, 2022 compared to $4.4 million in the prior year. Lower rates were offset by higher utilization of our credit lines during the year compared to last year. The average balance of our warehouse debt was $130.1 million during 2022 compared to $51.3 million in 2021.

Interest expense on residual interest financing was $4.2 million in the year ended December 31, 2022 compared to $3.8 million in the prior year as the average balance has increased.

Interest expense on our subordinated renewable notes decreased by $297,000, or 11.3%, for the year ended December 31, 2022 compared to the prior year. The average balance of the notes increased from $25.3 million in the prior year to $26.8 million for the year ended December 31, 2022. The average interest rate on our subordinated notes decreased to 8.7% for the year ended December 31, 2022 from 10.5% for the year ended December 31, 2021.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022			2021
	(Dollars in thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$150,919	$36,616	24.3%	$345,021	$69,805	20.2%
Finance receivables at fair value	2,388,191	268,621	11.2%	1,802,590	196,461	10.9%
	2,539,110	305,237	12.0%	2,147,611	266,266	12.4%

Interest Bearing Liabilities
Warehouse lines of credit	$130,122	10,311	7.9%	$51,313	4,448	8.7%
Residual interest financing	50,488	4,243	8.4%	42,692	3,763	8.8%
Securitization trust debt	2,020,036	70,626	3.5%	1,819,914	64,387	3.5%
Subordinated renewable notes	26,806	2,344	8.7%	25,270	2,641	10.5%
	$2,227,452	87,524	3.9%	$1,939,189	75,239	3.9%

Net interest income/spread		$217,713			$191,027
Net interest margin (3)			8.6%			8.9%
Ratio of average interest earning assets to average interest bearing liabilities	114%			111%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2) Net of deferred fees and direct costs.
(3) Net interest income divided by average interest earning assets.

	Year Ended December 31, 2022 Compared to December 31, 2021
	Total Change	Change Due to Volume	Change Due to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(33,189)	$(39,271)	$6,082
Finance receivables at fair value	72,160	63,824	8,336
	38,971	24,553	14,418
Interest Bearing Liabilities
Warehouse lines of credit	5,863	6,831	(968)
Residual interest financing	480	687	(207)
Securitization trust debt	6,239	7,080	(841)
Subordinated renewable notes	(297)	161	(458)
	12,285	14,759	(2,474)

Net interest income/spread	$26,686	$9,794	$16,892

The annualized yield on our finance receivables was 12.0% for 2022 compared to 12.4% in 2021. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these fair value receivables was $2,388.2 million for the year ended December 31, 2022 compared to $1,802.6 million in the prior year period.

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

For the year ended December 31, 2022, we recorded a reduction to provision for credit losses on finance receivables in the amount of $28.1 million compared to $14.6 million in 2021. The reserve decreases were primarily due to improved credit performance for these receivables. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio.  Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense increased by $6.2 million to $23.0 million during the year ended December 31, 2022 and represented 10.8% of total operating expenses. We purchased $1,854.4 million of new contracts during the year ended December 31, 2022 compared to $1,146.3 million in the prior year period.

Occupancy expenses decreased by $180,000 or 2.3%, to $7.5 million compared to $7.7 million in the previous year and represented 3.5% of total operating expenses.

Depreciation and amortization expenses decreased by $57,000 or 3.4%, to $1.6 million compared to $1.7 million in the previous year and represented 0.8% of total operating expenses.

For the year ended December 31, 2022, we recorded income tax expense of $30.2 million, representing a 26% effective tax rate. In the prior period, our income tax expense was $18.2 million, representing a 28% effective tax rate.

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

	Year Ended December 31,
	2021			2020
	(Dollars in thousands)
	Average Balance	Interest	Interest Yield	Average Balance	Interest	Interest Yield
Interest Earning Assets
Finance receivables	$345,021	$69,805	20.2%	$684,259	$126,716	18.5%
Finance receivables measured at fair value	1,802,590	196,461	10.9%	1,631,491	168,266	10.3%
Total	$2,147,611	$266,266	12.4%	$2,315,750	$294,982	12.7%

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

Interest expense for the year ended December 31, 2021 decreased by $26.1 million to $75.2 million, or 25.8%, compared to $101.3 million in the previous year. Interest expense represented 37.2% of total operating expenses in 2021. The primary reason for the decrease in interest expense is the decrease in securitization trust debt interest.

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

	Year Ended December 31, 202 Compared to December 31, 2020
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

Net cash provided by operating activities for the years ended December 31, 2022, 2021 and 2020 was $215.9 million, $198.2 million and $238.8 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash used in investing activities for the year ended December 31, 2022 and 2021 was $713.9 million and $115.4 million, respectively. This compares to net cash provided by investing activities of $93.0 million for the year ended December 31, 2020. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables were $1,673.2 million (includes acquisition fees paid), $1,107.5 million and $739.7 million in 2022, 2021 and 2020, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables.

Net cash provided by financing activities were $484.2 million in 2022. Net cash used in financing activities for the year ended December 31, 2021 and 2020 was $50.4 million and $328.5 million, respectively. Cash used or provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. We issued $1,411.0 million in new securitization trust debt in 2022 compared to $1,110.7 million in 2021 and $714.5 million in 2020. Repayments of securitization debt were $1,060.1 million, $1,153.1 million and $1,010.0 million in 2022, 2021 and 2020, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2022, we had unrestricted cash of $13.5 million and $114.7 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of December 31, 2022, we had approximately $22.1 million of such eligible collateral. During 2022, we completed four securitizations aggregating $1,411.0 million of notes sold. In January 2023, we completed another securitization with $324.8 million of notes sold. Cash proceeds from this securitization were used to pay down the outstanding balance on our two warehouse credit facilities thus increasing the amounts available for borrowing under these facilities. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of December 31, 2022, we were in compliance with all such financial covenants.

We currently have and will continue to have a substantial amount of indebtedness. At December 31, 2022, we had approximately $2,469.0 million of debt outstanding. Such debt consisted primarily of $2,108.7 million of securitization trust debt, and also included $285.3 million of warehouse lines of credit, $49.6 million of residual interest financing debt and $25.3 million in subordinated renewable notes.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2022 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$25,263	$13,800	$5,944	$4,101	$1,418
Operating and Finance Leases	$8,558	$4,524	$2,373	$1,009	$652

(1)	Securitization trust debt, in the aggregate amount of $2,108.7 million as of December 31, 2022, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $804.4 million in 2023, $578.9 million in 2024, $339.1 million in 2025, $202.3 million in 2026, $128.1 million in 2027, $55.3 million in 2028, and $0.6 million in 2029.

(2)	Long-term debt represents subordinated renewable notes.

We anticipate repaying debt due in 2023 with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 82.0% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to one-month SOFR plus 3.00% per annum, with a minimum rate of 3.75% per annum and during the amortization period at a per annum rate equal to one-month SOFR plus 4.00% per annum, with a minimum rate of 4.75% per annum. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to 8.50% per annum and during the amortization period at a per annum rate equal to 9.50% per annum. In July 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. This facility was amended to extend the revolving period to July 2024 and to include an amortization period through July 2025 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2022 there was $150.3 million outstanding under this facility.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.00% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.15% per annum, with a minimum rate of 5.15% per annum. On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. In June 2022, we increased the capacity of our credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. This facility was amended to extend the revolving period to January 2024 followed by an amortization period through January 2028 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2022 there was $137.6 million outstanding under this facility.

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

Capitalization

Over the period from January 1, 2020 through December 31, 2022 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$53,682	$25,426	$39,478
Issuances	–	50,000	–
Payments	(4,311)	(21,265)	(14,424)
Capitalization of deferred financing costs	–	(755)	–
Amortization of deferred financing costs	252	276	372
Ending balance	$49,623	$53,682	$25,426

SECURITIZATION TRUST DEBT:
Beginning balance	$1,759,972	$1,803,673	$2,097,728
Issuances	1,411,018	1,110,747	714,543
Payments	(1,060,052)	(1,153,114)	(1,009,988)
Capitalization of deferred financing costs	(8,681)	(7,058)	(4,862)
Amortization of deferred financing costs	6,487	5,724	6,252
Ending balance	$2,108,744	$1,759,972	$1,803,673

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$26,459	$21,323	$17,534
Issuances	4,004	12,298	6,750
Payments	(5,200)	(7,162)	(2,961)
Ending balance	$25,263	$26,459	$21,323

Residual Interest Financing.  On May 16, 2018, we completed a $40.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $40.0 million of asset-backed notes secured by residual interests in thirteen CPS securitizations consecutively conducted from September 2013 through December 2016, and an 80% interest in a CPS affiliate that owns the residual interests in the four CPS securitizations conducted in 2017. The sold notes (“2018-1 Notes”), issued by CPS Auto Securitization Trust 2018-1, consist of a single class with a coupon of 8.595%. The notes were paid off in February 2022.

On June 30, 2021, we completed a $50 million securitization of residual interests from other previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2022 there was $50.0 million outstanding under this facility.

The agreed valuation of the collateral for the 2021-1 Notes is the sum of the amounts on deposit in the underlying spread accounts for each related securitization and the over-collateralization of each related securitization, which is the difference between the outstanding principal balances of the related receivables less the principal balance of the outstanding notes issued in the related securitization. On each monthly payment date, the 2021-1 Notes are entitled to interest at the coupon rate and, if necessary, a principal payment necessary to maintain a specified minimum collateral ratio.

Securitization Trust Debt.   Since 2011, we treated all 45 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. We had $2,108.7 million of securitization trust debt outstanding at December 31, 2022.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2022 there were $25.3 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2022, we were in compliance with all such covenants.

Forward-looking Statements

This report on Form 10-K includes certain "forward-looking statements". Forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include unexpected exogenous events, such as a widespread plague that might affect the ability or willingness of obligors to pay pursuant to the terms of contracts; mandates imposed in reaction to such events, such as prohibitions of otherwise permissible activity, which might impair the obligation to perform contracts, or the ability of obligors to earn; changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of contracts; changes in laws respecting consumer finance, which could affect our ability to enforce rights under contracts; and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of contracts, which would affect our ability to purchase contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell contracts to us on the terms that it offers, and the terms on which we are able to complete term securitizations once contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel, investor demand for asset-backed securities and interest rates (which affect the rates that we pay on asset-backed securities issued in our securitizations). The statements concerning structuring securitization transactions as secured financings and the effects of such structures on financial items and on future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements to be inaccurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell contracts, any changes in that rate, the credit performance of such contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.

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

To mitigate, but not eliminate, the short-term risk relating to interest rates payable under the warehouse facilities, we have historically held automobile contracts in the warehouse credit facilities for less than four months. To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have usually structured our term securitization transactions to include pre-funding structures, whereby the amount of notes issued exceeds the amount of contracts initially sold to the trusts. We may continue to use pre-funding structures in our securitizations. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts to the trust. In pre-funded securitizations, we lock in the borrowing costs with respect to the contracts we subsequently deliver to the securitization trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the notes outstanding. The amount of such expense may vary. Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

Item 8. Financial Statements and Supplementary Data

This report includes Consolidated Financial Statements, notes thereto and an Independent Auditors’ Report, at the pages indicated below, in the "Index to Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2022 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2022, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2023 (the "2023 Proxy Statement"). The 2023 Proxy Statement will be filed not later than May 1, 2023. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2023 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)

3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.2 to Form 8-K filed December 3, 2021)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-1, no. 333-168976)
4.2	Form of RUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.3	Supplement No. 1 dated December 7, 2010 to Indenture re RUS Notes (Exhibit 4.3 to Form S-1/A, no. 333-168976)
4.4	Supplement No. 2 dated January 22, 2014 to Indenture re RUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on April 27, 2015)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.3	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Rule 13a-14(a) certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) certification by Chief Financial Officer (filed herewith)
32	Section 1350 certification (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 15, 2023	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2023	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director and Chief Executive Officer (Principal Executive Officer)

March 15, 2023	/s/ STEPHEN H. DECKOFF
Stephen H. Deckoff, Director

March 15, 2023	/s/ LOUIS M. GRASSO
Louis M. Grasso, Director

March 15, 2023	/s/ WILLIAM W. GROUNDS
William W. Grounds, Director

March 15, 2023	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director

March 15, 2023	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director

March 15, 2023	/s/ JAMES E. WALKER
James E. Walker, Director

March 15, 2023	/s/ GREGORY S. WASHER
Gregory S. Washer, Director

March 15, 2023	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
March 15, 2023	/s/ DENESH BHARWANI
Denesh Bharwani, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements")2. We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Loans at Fair Value

As described in Notes 1 and 12 to the consolidated financial statements, the Company carries all finance receivables acquired after 2017 at fair value on a recurring basis. The Company had $2.4 billion in finance receivables that are carried at fair value, all of which are classified as level 3 fair values as they contain one or more inputs which are unobservable and significant to the fair value measurement. With assistance from an outside valuation expert, the Company used a level 3 fair value methodology for the fair value of finance receivables. The significant assumptions used by the Company to calculate the fair value of these financial receivables include the magnitude and timing of net charge-offs and the rate of amortization of the portfolio of finance receivables. These significant assumptions were based on the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances.

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

Testing the design and operating effectiveness of controls over the application of the assumptions used to support the estimate of loans at fair value included addressing:

•	The completeness and accuracy of data
•	Third-party model review
•	Review of management’s judgments and significant assumptions over inputs

Substantively testing management's process, including evaluating management’s judgments and assumptions, for developing the estimate of loans at fair value included:

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

Allowance for Finance Credit Losses – Qualitative Factors Related to the CECL Reasonable and Supportable Forecasts

As described in Notes 1 and 3 to the financial statements, the Company has a gross receivables portfolio of $92.3 million and a related allowance for finance credit losses (ACL) on loans of $21.7 million for the year ended December 31, 2022. Management estimates the allowance using relevant information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical loss experience for older receivables, aggregated into vintage pools based on the calendar quarter of origination is used to estimate expected losses for less seasoned quarterly vintage pools. This estimate is adjusted by certain qualitative factors that may impact future credit losses. The qualitative factors represent management’s estimate of the impact of future losses.

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

Testing the design and operating effectiveness of controls over the application of the assumptions used to support the estimate of the allowance for credit losses included addressing:

•	The completeness and accuracy of internal data
•	Review of management’s judgments and significant assumptions over inputs

Substantively testing management's process, including evaluating management’s judgments and assumptions, for developing the estimate of the allowance for credit losses included:

•	Evaluating the appropriateness of the methodology for developing the forecast and qualitative factors.
•	Testing the completeness and accuracy of data used in the calculation of qualitative factors.
•	Evaluating the reasonableness of the forecasts.
•	Inspecting and evaluating key assumptions and judgments used in developing the qualitative factors.

/s/ Crowe LLP

We have served as the Company's auditor since 2008.

Dallas, Texas

March 15, 2023

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$13,490	$29,928
Restricted cash and equivalents	149,299	146,620
Finance receivables measured at fair value	2,476,617	1,749,098
Finance receivables	92,304	232,390
Less: Allowance for finance credit losses	(21,753)	(56,206)
Finance receivables, net	70,551	176,184

Furniture and equipment, net	1,660	1,129
Deferred tax assets, net	10,177	19,575
Accrued interest receivable	649	2,269
Other assets	30,325	34,775
Total Assets	$2,752,768	$2,159,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$55,421	$43,648
Warehouse lines of credit	285,328	105,610
Residual interest financing	49,623	53,682
Securitization trust debt	2,108,744	1,759,972
Subordinated renewable notes	25,263	26,459
Total Liabilities	2,524,379	1,989,371
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 20,131,323 and 21,143,764 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	28,906	55,298
Retained earnings	202,514	116,531
Accumulated other comprehensive loss	(3,031)	(1,622)
Total stockholders' equity	228,389	170,207

Total liabilities and stockholders' equity	$2,752,768	$2,159,578

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Interest income	$305,237	$266,266	$294,982
Mark to finance receivables measured at fair value	15,283	(4,417)	(29,528)
Other income	9,189	5,962	5,707
	329,709	267,811	271,161

Expenses:
Employee costs	84,282	80,534	80,198
General and administrative	37,618	34,616	31,981
Interest	87,524	75,239	101,338
Provision for credit losses	(28,100)	(14,590)	14,113
Sales	23,039	16,876	14,206
Occupancy	7,535	7,715	7,421
Depreciation and amortization	1,618	1,675	1,784
	213,516	202,065	251,041
Income before income tax expense (benefit)	116,193	65,746	20,120
Income tax expense (benefit)	30,210	18,222	(1,557)
Net income	$85,983	$47,524	$21,677

Earnings per share:
Basic	$4.10	$2.11	$0.96
Diluted	3.23	1.84	0.90

Number of shares used in computing earnings per share:
Basic	20,958	22,562	22,611
Diluted	26,589	25,780	24,003

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$85,983	$47,524	$21,677
Other comprehensive income (loss); change in funded status of pension plan, net of $513, $2,554 and $55 in tax for 2022, 2021 and 2020, respectively	(1,409)	6,949	(150)
Comprehensive income	$84,574	$54,473	$21,527

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2020	22,531	$71,257	$47,330	$(8,421)	$110,166

Common stock issued upon exercise of options and warrants	558	949	–	–	949
Repurchase of common stock	(352)	(1,215)	–	–	(1,215)
Other comprehensive income (loss)	–	–	–	(150)	(150)
Stock-based compensation	–	1,935	–	–	1,935
Net income	–	–	21,677	–	21,677
Balance at December 31, 2020	22,737	$72,926	$69,007	$(8,571)	$133,362

Common stock issued upon exercise of options and warrants	2,291	6,048	–	–	6,048
Repurchase of common stock	(3,884)	(25,676)	–	–	(25,676)
Other comprehensive income (loss)	–	–	–	6,949	6,949
Stock-based compensation	–	2,000	–	–	2,000
Net income	–	–	47,524	–	47,524
Balance at December 31, 2021	21,144	$55,298	$116,531	$(1,622)	$170,207

Common stock issued upon exercise of options and warrants	3,127	15,277	–	–	15,277
Repurchase of common stock	(4,140)	(46,096)	–	–	(46,096)
Other comprehensive income (loss)	–	–	–	(1,409)	(1,409)
Stock-based compensation	–	4,427	–	–	4,427
Net income	–	–	85,983	–	85,983
Balance at December 31, 2022	20,131	$28,906	$202,514	$(3,031)	$228,389

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$85,983	$47,524	$21,677
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	–	651	1,138
Net interest income accretion on fair value receivables	135,147	134,020	133,771
Depreciation and amortization	1,618	1,675	1,784
Amortization of deferred financing costs	8,207	7,114	8,102
Mark to fair value of finance receivables measured at fair value	(15,283)	4,417	29,528
Provision for credit losses	(28,100)	(14,590)	14,113
Stock-based compensation expense	4,427	2,000	1,935
Changes in assets and liabilities:
Accrued interest receivable	1,620	2,748	6,628
Other assets	2,551	(3,787)	2,713
Deferred tax assets, net	9,398	8,937	21,493
Accounts payable and accrued expenses	10,364	7,485	(4,115)
Net cash provided by operating activities	215,932	198,194	238,767

Cash flows from investing activities:
Payments received on finance receivables held for investment	133,733	249,098	332,296
Purchases of finance receivables measured at fair value	(1,673,166)	(1,107,537)	(739,734)
Payments on receivables portfolio at fair value	825,783	743,728	496,747
Change in repossessions held in inventory	1,899	1,329	3,746
Purchase of furniture and equipment	(2,149)	(1,976)	(24)
Net cash provided by (used in) investing activities	(713,900)	(115,358)	93,031

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	1,411,018	1,110,747	714,543
Proceeds from issuance of subordinated renewable notes	4,004	7,988	6,750
Payments on subordinated renewable notes	(5,200)	(2,852)	(2,961)
Net advances (repayments) of warehouse lines of credit	181,868	(14,503)	(16,271)
Net advances (repayments) of residual interest financing debt	(4,311)	28,735	(14,424)
Repayment of securitization trust debt	(1,060,052)	(1,153,114)	(1,009,988)
Payment of financing costs	(12,299)	(7,813)	(5,861)
Purchase of common stock	(46,096)	(25,676)	(1,215)
Exercise of options and warrants	15,277	6,048	949
Net cash provided by (used in) financing activities	484,209	(50,440)	(328,478)

Increase (decrease) in cash and cash equivalents	(13,759)	32,396	3,320

Cash and cash equivalents at beginning of year	176,548	144,152	140,832
Cash and cash equivalents at end of year	$162,789	$176,548	$144,152

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for:
Interest	$76,696	$69,476	$93,571
Income taxes	16,182	14,253	(23,997)

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Customers located in California, Texas, Ohio, Illinois, Florida, Pennsylvania, and Indiana represented 8.2%, 7.8%, 7.6%, 5.7%, 5.1%, 4.6%, and 4.6% respectively, of contracts purchased during 2022 compared with 10.9%, 6.1%, 9.3%, 3.6%, 5.0%, 4.6%, and 5.0% respectively in 2021. No other state had a concentration in excess of 4.6% in 2022. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2022, our unrestricted cash balance was $13.5 million, which exceeded the minimum amounts required by our financial covenants.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. For the twelve-month period ended December 31, 2022 include a $15.3 million positive mark to the carrying value of the portion of the receivables portfolio accounted for at fair value. The Company considered the effect of the pandemic on the portfolio of finance receivables carried at fair value and recorded a mark down to that portfolio of $4.4 million for the twelve-month period ended December 31, 2021.

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

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other Assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $571,000 and $2.5 million at December 31, 2022 and 2021, respectively.

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

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Third-party portfolio	$6,814	$–	$–
Direct mail revenues	774	3,391	3,312
Convenience fee revenue	218	590	1,490
Recoveries on previously charged-off contracts	71	115	111
Sales tax refunds	737	580	748
Other	575	1,286	46
Other income for the period	$9,189	$5,962	$5,707

Earnings Per Share

Earnings per share were calculated using the weighted average number of shares outstanding for the related period. The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$85,983	$47,524	$21,677
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	20,958	22,562	22,611
Incremental common shares attributable to exercise of outstanding options and warrants	5,631	3,218	1,392
Denominator for diluted earnings per share	26,589	25,780	24,003
Basic earnings per share	$4.10	$2.11	$0.96
Diluted earnings per share	$3.23	$1.84	$0.90

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incremental shares of 1.2 million, 5.7 million and 13.6 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2022, 2021 and 2020, respectively, because the effect is anti-dilutive.

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

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2022 we were in compliance with all such financial covenants.

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

We have recorded a liability as of December 31, 2022, which represents our estimate of the immaterial aggregate probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred, over and above such losses as are probable, cannot be estimated with certainty.

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $149.3 million and $146.6 million as of December 31, 2022 and 2021, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $56.8 million and $49.0 million as of December 31, 2022 and 2021, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2022	2021
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$92,304	$232,390
Unearned acquisition fees, discounts and deferred origination costs, net	–	–
Finance receivables	$92,304	$232,390

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Delinquency Status	(In thousands)
Current	$65,764	$186,625
31-60 days	16,796	30,980
61-90 days	7,756	12,070
91 + days	1,988	2,715
	$92,304	$232,390

Finance receivables totaling $2.0 million and $2.7 million at December 31, 2022 and 2021, respectively, have been placed on non-accrual status as a result of their delinquency status.

Allowance for Credit Losses – Finance Receivables

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of finance receivables to present the net amount expected to be collected. Charge offs are deducted from the allowance when management believes that collectability is unlikely.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In thousands)
Annual Vintage Pool
2012 and prior	$33	$131
2013	231	1,091
2014	1,601	6,881
2015	8,627	29,695
2016	28,632	76,728
2017	53,180	117,864
Total amortized cost basis	$92,304	$232,390

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the adoption of CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

The Company recorded a reduction to provision for credit losses on finance receivables in the amount of $28.1 million and $14.6 million for the years ended December 31, 2022, and 2021, respectively. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance, an improved macroeconomic outlook and higher used car prices. The Company made additional provisions for credit losses of $14.1 million for the year ended December 30, 2020. Those reserve increases were made in consideration for the uncertainty associated with the pandemic.

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of year	$56,206	$80,790	$11,640
Impact of adoption ASC 326	n/a	n/a	127,000
Provision for credit losses on finance receivables	(28,100)	(14,590)	14,113
Charge-offs	(18,319)	(30,940)	(90,824)
Recoveries	11,966	20,946	18,861
Balance at end of year	$21,753	$56,206	$80,790

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2022	2021
	(In thousands)
Gross balance of repossessions in inventory	$1,894	$4,341
Allowance for losses on repossessed inventory	(1,323)	(1,871)
Net repossessed inventory included in other assets	$571	$2,470

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2022	2021
	(In thousands)
Furniture and fixtures	$1,936	$1,936
Computer and telephone equipment	6,349	5,216
Leasehold improvements	1,570	1,507
	9,855	8,659
Less: accumulated depreciation and amortization	(8,195)	(7,530)
	$1,660	$1,129

Depreciation expense totaled $1,618,000, $1,675,000, and $1,784,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2022 (2)	Principal	2022	2021	2022
(Dollars in thousands)
CPS 2017-A	April 2024	$–	$206,320	$–	$17,644	–
CPS 2017-B	December 2023	–	225,170	–	12,491	–
CPS 2017-C	September 2024	–	224,825	–	25,846	–
CPS 2017-D	June 2024	–	196,300	–	26,744	–
CPS 2018-A	March 2025	16,642	190,000	12,939	29,518	5.17%
CPS 2018-B	December 2024	20,897	201,823	17,077	36,092	5.61%
CPS 2018-C	September 2025	24,589	230,275	20,222	42,765	6.07%
CPS 2018-D	June 2025	30,015	233,730	25,563	49,634	5.82%
CPS 2019-A	March 2026	38,138	254,400	32,898	62,667	5.49%
CPS 2019-B	June 2026	39,755	228,275	33,897	61,730	5.39%
CPS 2019-C	September 2026	46,903	243,513	41,515	75,065	4.35%
CPS 2019-D	December 2026	60,856	274,313	53,625	98,625	3.71%
CPS 2020-A	March 2027	56,226	260,000	52,705	99,485	3.99%
CPS 2020-B	June 2027	63,849	202,343	41,736	87,048	6.16%
CPS 2020-C	November 2027	86,061	252,200	72,894	138,899	3.24%
CPS 2021-A	March 2028	90,801	230,545	72,076	147,516	1.39%
CPS 2021-B	June 2028	113,723	240,000	101,206	179,856	1.86%
CPS 2021-C	September 2028	165,102	291,000	147,593	250,003	1.60%
CPS 2021-D	December 2028	224,055	349,202	209,277	330,325	1.85%
CPS 2022-A	April 2029	243,580	316,800	222,613	–	2.16%
CPS 2022-B	October 2029	355,224	395,600	325,907	–	4.16%
CPS 2022-C	April 2030	394,782	391,600	346,714	–	5.24%
CPS 2022-D	August 2030	322,973	307,018	292,461	–	7.37%
		$2,394,171	$5,945,252	$2,122,919	$1,771,953

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $804.4 million in 2023, $578.9 million in 2024, $339.1 million in 2025, $202.3 million in 2026, $128.1 million in 2027, $55.3 million in 2028, and $0.6 million in 2029.

(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $14.2 million and $12.0 million as of December 31, 2022 and December 31, 2021, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2022.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2022, restricted cash under the various agreements totaled approximately $149.3 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Debt

The terms of our debt outstanding at December 31, 2022 and 2021 are summarized below:

			Amount Outstanding at
			December 31,	December 31,
			2022	2021
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	3.00% over CP yield rate (Minimum 3.75%) 7.48% and 3.75% at December 31, 2022 and December 31 2021, respectively	July 2024	$150,293	$70,590

	4.15% over a commercial paper rate (Minimum 5.15%) 8.60% and 5.15% at December 31 2022, and December 31 2021, respectively	January 2024	137,585	35,420

Residual interest financing	8.60%	January 2026	–	4,311

Residual interest financing	7.86%	June 2026	50,000	50,000

Subordinated renewable notes	Weighted average rate of 7.82% and 8.93% at December 31, 2022 and December 31, 2021, respectively	Weighted average maturity of October 2024 and January 2024 at December 31, 2022 and December 31, 2021, respectively	25,263	26,459
			$363,141	$186,780

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $2.6 million and $400,000 as of December 31, 2022 and December 31, 2021, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit and residual interest financing on our Consolidated Balance Sheets.

On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 86.0% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to one-month SOFR plus 3.00% per annum, with a minimum rate of 3.75% per annum and during the amortization period at a per annum rate equal to one-month SOFR plus 4.00% per annum, with a minimum rate of 4.75% per annum. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to 8.50% per annum and during the amortization period at a per annum rate equal to 9.50% per annum. In July 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. This facility was amended to extend the revolving period to July 2024 and to include an amortization period through July 2025 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2022 there was $150.3 million outstanding under this facility.

On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 88.00% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.15% per annum, with a minimum rate of 5.15% per annum. In June 2022, we increased the capacity of our credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. This facility was amended to extend the revolving period to January 2024 followed by an amortization period through January 2028 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2022 there was $137.6 million outstanding under this facility.

The total outstanding debt on our two warehouse lines of credit was $287.9 million as of December 31, 2022, compared to $106.0 million outstanding as of December 31, 2021.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2022 there was $50.0 million outstanding under this facility.

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

Unamortized debt issuance costs of $377,000 and $629,000 as of December 31, 2022 and December 31, 2021, respectively, have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Consolidated Balance Sheets.

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

The following table summarizes the contractual and expected maturity amounts of our outstanding subordinated renewable notes as of December 31, 2022:

Subordinated
Contractual maturity	renewable
date	notes
(In thousands)
2023	$13,800
2024	2,798
2025	3,146
2026	3,264
2027	837
Thereafter	1,418
Total	$25,263

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

Stock Purchases

For the year ending December 31, 2022, we purchased 4,139,664 shares of our common stock at an average price of $11.11. In January, March, and July 2022 our board of directors authorized the repurchase of up to $35.0 million of our common stock. There is approximately $8.3 million of board authorization remaining under such plans, which have no expiration date. The table below describes the purchase of our common stock for the twelve-month period ended December 31, 2022 and 2021:

	Twelve Months Ended
	December 31, 2022		December 31, 2021
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	3,246,511	$10.44	1,639,138	$6.98
Shares redeemed upon net exercise of stock options	893,153	13.56	245,743	6.95
Other	–	–	1,999,995	6.26
Total stock purchases	4,139,664	$11.11	3,884,876	$3.97

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $5.42, $2.65, and $1.33, respectively. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 75% to 80% for 2022, 79% to 71% for 2021, and 72% to 80% for 2020. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2022	2021	2020
Expected life (years)	4.00	4.00	4.01
Risk-free interest rate	2.38%	0.49%	0.25%
Volatility	76%	72%	73%
Expected dividend yield	–	–	–

For the years ended December 31, 2022, 2021 and 2020, we recorded stock-based compensation costs in the amount of $4.4 million, $2.0 million and $1.9 million, respectively. As of December 31, 2022, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $9.5 million. This amount will be recognized as expense over a weighted-average period of 2.5 years.

At December 31, 2022 and 2021, options outstanding had intrinsic values of $11.2 million and $13.1 million, respectively. At December 31, 2022 and 2021, options exercisable had intrinsic values of $7.8 million and $9.7 million, respectively. The total intrinsic value of options exercised was $23.4 million and $9.0 million for the years ended December 31, 2022 and 2021, respectively. New shares were issued for all options exercised during the year ended December 2022 and cash of $15.3 million was received. At December 31, 2022, there were a total of 2,661,000 additional shares available for grant under the 2006 Plan.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2022 for stock options under the 2006 and 1997 plans is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	13,075	$4.54	N/A
Granted	1,710	10.28	N/A
Exercised	(3,128)	4.89	N/A
Forfeited/Expired	(490)	7.07	N/A
Options outstanding at the end of period	11,167	$5.21	3.15 years

Options exercisable at the end of period	7,770	$4.56	2.12 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended December 31, 2022 and 2021:

	Number of shares as of		Number of shares as of
	December 31, 2022		December 31, 2021
	Outstanding	Exercisable	Outstanding	Exercisable
	(In thousands)		(In thousands)
Range of exercise prices:
$0.95 - $1.99	–	–	577	577
$2.00 - $2.99	1,445	775	1,517	489
$3.00 - $3.99	3,785	3,495	4,285	3,382
$4.00 - $4.99	2,739	1,802	2,870	1,410
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	740	740	2,651	2,652
$7.00 - $7.99	748	748	1,175	1,175
$10.00 - $10.99	1,710	210	–	–
Total shares	11,167	7,770	13,075	9,685

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2022, 2021 and 2020.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Interest on finance receivables	$35,091	$69,783	$126,043
Interest on finance receivables at fair value	268,621	196,461	168,266
Mark to finance receivables measured at fair value	15,283	(4,417)	(29,528)
Other interest income	1,525	22	673
Interest income	$320,520	$261,849	$265,454

The following table presents the components of interest expense:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Securitization trust debt	$70,627	$64,387	$88,031
Warehouse lines of credit	10,310	4,448	7,678
Residual interest financing	4,243	3,763	3,454
Subordinated renewable notes	2,344	2,641	2,175
Interest expense	$87,524	$75,239	$101,338

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current federal tax expense	$16,946	$8,992	$(23,576)
Current state tax expense	3,352	2,845	472
Deferred federal tax expense	5,573	3,012	18,937
Deferred state tax expense	4,339	3,373	2,610

Income tax expense	$30,210	$18,222	$(1,557)

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2022, 2021 and 2020 differs from the amount determined by applying the statutory federal rate to income before income taxes as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Expense at federal tax rate	$24,401	$13,807	$4,225
State taxes, net of federal income tax effect	6,462	3,974	1,505
Stock-based compensation	(2,611)	(947)	35
Non-deductible expenses	1,056	1,129	974
Net operating loss carryback	–	(1,694)	(9,435)
Effect of change in tax rate	–	–	–
Accounting method change	–	–	–
Other	902	1,953	1,139
	$30,210	$18,222	$(1,557)

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred Tax Assets:
Finance receivables	$4,870	$10,644
Accrued liabilities	1,708	1,694
NOL carryforwards	450	2,070
Built in losses	2,024	2,679
Pension accrual	–	–
Stock compensation	2,172	3,584
Lease liability	1,711	2,737
Other	–	–
Total deferred tax assets	$12,935	$23,408

Deferred Tax Liabilities:
Finance receivables	$–	$–
Deferred loan costs	–	–
Pension accrual	(752)	(1,026)
Lease right-of-use assets	(1,572)	(2,487)
Furniture and equipment and other	(434)	(320)
Total deferred tax liabilities	(2,758)	(3,833)

Net deferred tax asset	$10,177	$19,575

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $10.2 million as of December 31, 2022 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $10.2 million consists of approximately $7.0 million of net U.S. federal deferred tax assets and $3.2 million of net state deferred tax assets.

As of December 31, 2022, we had net operating loss carryforwards for state income tax purposes of $42.4 million. These state net operating losses begin to expire in 2023.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2022, we had no unrecognized tax benefits for uncertain tax positions.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	December 31,	December 31,
	2022	2021
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$28,397	$25,819
Less: Accumulated amortization right-of-use assets	(22,613)	(17,624)
Operating lease right-of-use assets, net	$5,784	$8,195

Operating lease liabilities	$(6,234)	$(9,058)

Finance Leases
Property and equipment, at cost	$3,407	$3,407
Less: Accumulated depreciation	(3,301)	(2,348)
Property and equipment, net	$106	$1,059

Finance lease liabilities	$(177)	$(1,124)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2023	$4,378	$147
2024	1,544	26
2025	794	9
2026	501	–
2027	509	–
Thereafter	650	–
Total undiscounted lease payments	8,376	182
Less amounts representing interest	(2,142)	(5)
Lease Liability	$6,234	$177

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the leases expense included in Occupancy, General and administrative on our Condensed Consolidated Statement of Operations:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating lease cost	$6,650	$7,184	$7,523
Finance lease cost	987	1,229	1,179
Total lease cost	$7,637	$8,413	$8,702

The following table presents the supplemental cash flow information related to leases:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,056	$7,474	$7,762
Operating cash flows from finance leases	948	1,118	1,007
Financing cash flows from finance leases	40	111	172

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2022, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2022 is $4.9 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2022 does not exceed $11.2 million.

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

(11) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to the maximum allowed under the law. We may, at our discretion, match 100% of employees’ contributions up to $2,000 per employee per calendar year. Our matching contributions to the 401(k) Plan were $1.3 million, $1.3 million, and $1.4 million respectively, for the years ended December 31, 2022, 2021 and 2020.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$22,280	$24,678
Interest cost	579	553
Assumption changes	(5,450)	(1,074)
Actuarial (gain) loss	85	(222)
Settlements	(716)	(865)
Benefits paid	(826)	(790)
Projected benefit obligation, end of year	$15,952	$22,280

Change in Plan Assets
Fair value of plan assets, beginning of year	$26,098	$18,165
Return on assets	(5,702)	8,703
Employer contribution	–	1,124
Expenses	(86)	(239)
Settlements	(716)	(865)
Benefits paid	(826)	(790)
Fair value of plan assets, end of year	$18,768	$26,098

Funded Status at end of year	$2,816	$3,818

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2022 and 2021 were as follows:

	December, 31
	2022	2021
Weighted average assumptions used to determine benefit obligations
Discount rate	4.87%	2.65%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.65%	2.28%
Expected return on plan assets	7.25%	7.25%

Our overall expected long-term rate of return on assets is 7.25% per annum as of December 31, 2022. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2022	2021	2020
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$2,816	$3,818	$–
Other liabilities	–	–	(6,513)
Net amount recognized	$2,816	$3,818	$(6,513)

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$5,716	$3,794	$13,297
Unrecognized transition asset	–	–	–
Net amount recognized	$5,716	$3,794	$13,297

Components of net periodic benefit cost
Interest cost	$579	$553	$693
Expected return on assets	(1,860)	(1,301)	(1,150)
Amortization of transition asset	–	–	–
Amortization of net loss	105	896	839
Net periodic benefit cost	(1,176)	148	382
Settlement (gain)/loss	256	(865)	–
Total	$(920)	$(717)	$382

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$1,003	$(9,503)	$205
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$1,003	$(9,503)	$205

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2023 is $169,000.

The weighted average asset allocation of our pension benefits at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	87%	78%
Debt securities	13%	22%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2023	$990
2024	1,329
2025	1,315
2026	1,392
2027	1,265
Years 2028 - 2032	5,954

Anticipated Contributions in 2023	$–

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at December 31, 2022 and 2021, by asset category, is as follows:

	December 31, 2022
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$7,848	$–	$–	$7,848
Large Cap Value	–	2,037	–	2,037
Mid Cap Index	–	594	–	594
Small Cap Growth	–	546	–	546
Small Cap Value	–	588	–	588
Large Cap Blend	–	560	–	560
Growth	–	1,843	–	1,843
International Growth	–	2,251	–	2,251
Core Bond	–	1,658	–	1,658
High Yield	–	347	–	347
Inflation Protected Bond	–	433	–	433
Money Market	–	63	–	63
Total	$7,848	$10,920	$–	$18,768

	December 31, 2021
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$10,472	$–	$–	$10,472
Large Cap Value	–	2,933	–	2,933
Mid Cap Index	–	836	–	836
Small Cap Growth	–	714	–	714
Small Cap Value	–	868	–	868
Large Cap Blend	–	859	–	859
Growth	–	2,915	–	2,915
International Growth	–	3,036	–	3,036
Core Bond	–	2,316	–	2,316
High Yield	–	473	–	473
Inflation Protected Bond	–	641	–	641
Money Market	–	35	–	35
Total	$10,472	$15,626	$–	$26,098

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.
(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.
(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

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

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Twelve Months Ended
	December 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$1,749,098	$1,523,726
Finance receivables at fair value acquired during period	1,673,166	1,107,537
Payments received on finance receivables at fair value	(825,783)	(743,728)
Net interest income accretion on fair value receivables	(135,147)	(134,020)
Mark to fair value	15,283	(4,417)
Balance at end of period	$2,476,617	$1,749,098

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	December 31, 2022		December 31, 2021
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$2,701,184	$2,476,617	$1,972,699	$1,749,098

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	December 31,			December 31,
	2022	2021	Unobservable Inputs	2022	2021
	(In thousands)
Assets:

Finance receivables measured at fair value	$2,476,617	$1,749,098	Discount rate	11.0%-11.3%	10.6% - 11.3%
			Cumulative net losses	13.4%-19.4%	10.0% - 18.4%

The following table summarizes the delinquency status using the contractual balance of these finance receivables measured at fair value as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
	(In thousands)
Delinquency Status
Current	$2,375,271	$1,787,641
31 - 60 days	184,968	115,924
61 - 90 days	72,390	38,999
91 + days	29,048	11,564
Repo	39,507	18,571
	$2,701,184	$1,972,699

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other assets on our consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2022, the finance receivables related to the repossessed vehicles in inventory totaled $1.9 million. We have applied a valuation adjustment, or loss allowance, of $1.3 million, which is based on a recovery rate of approximately 30%, resulting in an estimated fair value and carrying amount of $571,000. The fair value and carrying amount of the repossessed inventory at December 31, 2021 was $2.5 million after applying a valuation adjustment of $1.9 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2022 and 2021. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at December 31, 2022 and 2021, were as follows:

	As of December 31, 2022
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,490	$13,490	$–	$–	$13,490
Restricted cash and equivalents	149,299	149,299	–	–	149,299
Finance receivables, net	70,551	–	–	60,063	60,063
Accrued interest receivable	649	–	–	649	649
Liabilities:
Warehouse lines of credit	$285,328	$–	$–	$285,328	$285,328
Accrued interest payable	6,190	–	–	6,190	6,190
Securitization trust debt	2,108,744	–	–	1,957,995	1,957,995
Subordinated renewable notes	25,263	–	–	25,263	25,263

	As of December 31, 2021
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$29,928	$29,928	$–	$–	$29,928
Restricted cash and equivalents	146,620	146,620	–	–	146,620
Finance receivables, net	176,184	–	–	178,795	178,795
Accrued interest receivable	2,269	–	–	2,269	2,269
Liabilities:
Warehouse lines of credit	$105,610	$–	$–	$105,610	$105,610
Accrued interest payable	3,568	–	–	3,568	3,568
Securitization trust debt	1,759,972	–	–	1,740,901	1,740,901
Subordinated renewable notes	26,459	–	–	26,459	26,459

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13) Subsequent Events

On January 25, 2023 we executed our first securitization of 2023. In the transaction, qualified institutional buyers purchased $324.8 million of asset-backed notes secured by $362.9 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2023-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 6.82%.

The 2023-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 10.50%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 14.00% of the original receivable pool balance, or 38.00% of the then outstanding pool balance. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

