Form 10-K/A
period 2022-12-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2023-03-16
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

Amendment No 1 to

FORM 10-K/A

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

Explanatory Paragraph

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Rule 13a- 14(a) and Section 1350 certifications that were inadvertently omitted. No other changes have been made to the Form 10-K, as originally filed on March 15, 2023.

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

