Form 10-K/A
period 2022-12-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2023-05-01
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K/A Amendment No 2

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

The aggregate market value of the 13,680,435 shares of the registrant’s common stock held by non-affiliates as of June 30, 2022, based upon the closing price of the registrant’s common stock of $10.25 per share reported by Nasdaq as of that date, was approximately $140,224,459. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant.

At the close of business on April 18, 2023, there were 20,420,365 common shares of the registrant outstanding.

Auditor Firm:	Auditor Firm ID:	Auditor Firm Location:
Crowe LLP	173	Dallas, Texas

EXPLANATORY NOTE

On March 15, 2023, Consumer Portfolio Services, Inc. (the “Company” or “CPS”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). The Company filed the Amendment No. 1 to the 2022 Form 10-K (“Amendment No. 1) solely to furnish the Rule 13a- 14(a) and Section 1350 certifications. This Amendment No. 2 (the “Amendment No. 2”) amends Part III, Items 10 through 14, of the 2022 Form 10-K to include information previously omitted from the 2022 Form 10-K in reliance on General Instruction G(3) to Form 10-K. That instruction provides that registrants may incorporate by reference certain information from a definitive proxy statement, or, if such statement is not filed by 120 days after the end of the fiscal year, then by amendment of the annual report. Accordingly, Part III of the 2022 Form 10-K is hereby amended to add the information set forth below.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2022 Form 10-K with the SEC on March 15, 2023 and no attempt has been made in this Amendment to modify or update other disclosures contained in the 2022 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below. None of the Company’s directors currently serves on the board of directors of any other publicly-traded companies registered with the U.S. Securities and Exchange Commission.

Charles E. Bradley, Jr., 63, has been the Company’s Chief Executive Officer since January 1992, a director since the Company’s formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Prior to that he was President of the Company from March 1991 to December 2022. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

Stephen H. Deckoff, 57, has been a director of the Company since August 2022. Mr. Deckoff has been the Managing Principal of Black Diamond, a privately held alternative asset management firm, since its founding in 1995. In that capacity, he is responsible for all portfolio management and business operations. Prior to 1995, Mr. Deckoff was a Senior Vice President of Kidder, Peabody & Co. Inc. and head of its Structured Finance Group. Prior to joining Kidder, Mr. Deckoff was a Managing Director in the Structured Finance Group at Bear Stearns & Co., Inc. Before joining Bear Stearns, Mr. Deckoff worked in the Structured Finance Department of Chemical Securities, Inc. and the Fixed Income Research Department at Drexel Burnham Lambert. Mr. Deckoff brings to the Board his extensive financial experience and expertise.

Louis M. Grasso, 77, has been a director of the Company since October 2019. Mr. Grasso was the founder and majority owner of PFC Corporation until his retirement in November 2011, upon sale of PFC’s portfolio of assets to Capstone Realty Advisors. Over a period of 35 years, PFC Corporation originated over $1.8 billion of mortgage loans, and issued $1.8 billion of mortgage-backed securities. He brings to the Board knowledge and experience bearing in particular on the Company’s strategies for meeting its capital requirements, and broad organizational and management skills.

William W. Grounds, 67, has been a director of the Company since December 2021. From 2008 to 2021, he was the President and COO of Infinity World Development Corp, which is a subsidiary of a sovereign wealth fund in the United Arab Emirates. He served on the board of MGM Resorts International from 2013 to 2021 and of Remark Holdings Inc. from 2013 to 2019. Mr. Grounds joined the Board of PointsBet Holdings Limited, an Australian based sports wagering operator and iGaming provider, in December 2022. During his career he has held senior executive positions in major real estate private equity investment, development and construction entities. Mr. Grounds brings to the Board experience as a director of publicly-traded companies, and skills in investment and general management.

Brian J. Rayhill, 60, has been a director of the Company since August 2006. Mr. Rayhill has been a practicing attorney in New York State since 1988. As an experienced advocate, counselor and litigator, Mr. Rayhill brings legal knowledge and perspective to the Company’s Board.

William B. Roberts, 85, has been a director of the Company since its formation in March 1991. From 1981 until his retirement at the end of 2020, he was the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts. Having spent decades in the business of finance, Mr. Roberts brings to the Company’s Board his perspective and judgment regarding means of financing its business.

James E. Walker III, 60, has been a director of the Company since August 2022. Mr. Walker is Managing Partner and Founder of Vinson Ventures, LLC, a boutique investment firm focused on building and growing early-stage companies, and the Executive Chairman of IntellPro, a SaaS based investment management software product for the asset management industry. Prior to starting Vinson Ventures, from June 2020 to August 2021, Mr. Walker served as CEO and Partner at Palm Ventures, LLC, a private investment firm in Greenwich, CT. From November 2017 to present, Mr. Walker has been a member of the board of directors of Starwood Real Estate Trust, a private real estate investment firm, and has served as the lead independent director. From 2018 to present, Mr. Walker has also served as a senior partner at Jadian Capital, an alternative investment firm. From 2008 through 2017, Mr. Walker was a Managing Partner of Fir Tree Partners, a global alternative asset management firm. Prior to joining Fir Tree, Mr. Walker was a cofounder and Managing Partner of Black Diamond, a privately held alternative asset management firm. Mr. Walker began his career in investment banking at Kidder and Bear Stearns. Mr. Walker joined the board of Clarus Corporation, a global company focused on the outdoor and consumer enthusiast markets, in February 2022. Mr. Walker also became a member of the advisory board for certain funds managed by Black Diamond in January 2022. Mr. Walker brings to the Board his extensive investment management experience.

Gregory S. Washer, 61, has been a director of the Company since June 2007. He was the president and owner of Clean Fun Promotional Marketing, a promotional marketing company, from its founding in 1986 through its sale in September 2014. He continued to act as a consultant to Clean Fun through August 2017, and is now retired. With his experience in promotions and marketing, Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 64, has been a director of the Company since July 2001. Mr. Wood was president of Carclo Technical Plastics, a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics. As president of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements. He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

Black Diamond Nomination Letter

The Company received from Black Diamond a nomination letter dated March 14, 2022, as supplemented on June 17, 2022, which requested the nomination to the Board of nominees identified by Black Diamond. On August 3, 2022, the Company received a notice from Black Diamond withdrawing its nomination letter. In exchange for such withdrawal, the Company agreed to nominate Mr. Deckoff and Mr. Walker for election to the Board at the 2022 annual shareholder meeting.

Executive Officers

The information regarding the Company’s executive officers set forth in Part I of this report under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company.  Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2022 were timely filed, except that: (A) one Form 4 for John P. Harton was filed on August 18, 2022 with respect to a transaction on June 17, 2022, and (B) one Form 3 was filed for James E. Walker III on November 28, 2022 with respect to Mr. Walker being elected as director on August 25, 2022.

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

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee comprises non-employee directors Daniel Wood (chairman), William Grounds, and William Roberts. Chris Adams served on the Compensation Committee during his directorship term through the 2022 annual meeting of shareholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this report. Based on such review and discussions and relying thereon, the Compensation Committee has recommended to the Company's Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

THE COMPENSATION COMMITTEE

Daniel S. Wood (chairman)              William W. Grounds              William B. Roberts

Compensation Discussion and Analysis

2022 Say-on-Pay Advisory Vote Outcome

The Compensation Committee annually considers the results of the most recent advisory vote by shareholders to approve executive officer compensation. In the 2022 advisory vote, a majority of the voted shares (81%) approved of the compensation of our named executive officers. The Compensation Committee interprets that vote as a reason to retain the existing design, purposes and structure of our executive compensation programs. The Compensation Committee will continue to consider the results from future shareholder advisory votes regarding executive officer compensation in its future administration of executive compensation.

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

The table below provides comparative information regarding the components of our year 2022 executive compensation program. We are applying the same elements in our executive compensation program for the year 2023.

Element	Form	Objectives and Basis
Base Salary	Cash	•	Attract and retain high quality personnel
		•	Targeted to be superior to compensation offered by our competitors
Annual Incentive Bonus	Cash	•	Achieve objectives set annually
		•	Annual bonus amount is set and computed as a percentage of base salary
		•	Actual payout determined by Company and individual performance
		•	Target total cash (base salary + target bonus) designed to be superior to compensation offered by our competitors
Long-Term Incentive	Stock options	•	Align interests of executives with those of shareholders;
Compensation		•	Target long-term incentive award size designed to retain executives through long-term vesting and the potential for wealth accumulation, contingent on benefit to the shareholders

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

The Company's general approach in setting the annual compensation of its named executive officers is to set those officers’ base compensation by reference to their base rates for the preceding year. During the year ended December 2022, the Company's chief executive officer, Charles E. Bradley, Jr., received $995,000 in base salary. In setting that rate in the first quarter of 2022, the Committee considered the base salary rate that the Company had paid in the prior year ($995,000), the desirability of providing an annual increase, the desirability of ensuring retention of the services of the Company's incumbent chief executive officer, the Company’s financial performance, and the levels of chief executive officer compensation prevailing among other financial services companies. The Committee considered whether to adjust officers’ base compensation for 2022, and determined not to increase the base rate for the chief executive officer or the other named executive officers.

The Annual Incentive Bonus (EMB) Element

To encourage executive officers and key management personnel to exercise their best efforts and management skills toward causing the Company to meet its overall objective, and toward achieving designated specific individual objectives, the Company has implemented an Executive Management Bonus Plan, with annual payouts. Under the Company's bonus plan as applied to the year ended December 2022, the Company’s executive vice presidents were eligible to receive a cash bonus of up to 140% of their base salaries, and the Company’s senior vice presidents were eligible to receive a cash bonus of up to 110% of their base salaries. The chief executive officer was eligible to receive a cash bonus of up to 600% of his base salary. The implementation of this element for the named executive officers for the year 2022 is discussed below.

The Long-Term Incentive Compensation Element

The Committee also awards incentive and non-qualified stock options under the Company's stock option plans. Such awards are designed to assist in the retention of key executives and management personnel and to create an incentive to create shareholder value over a sustained period of time. The Company believes that stock options are a valuable tool in compensating and retaining employees. During the year ended December 31, 2022, the Committee granted stock options to the Company's executive officers. All such grants were awarded on January 24, 2022 and June 24, 2022, and all carry exercise prices equal to the market price for the Company’s common stock at the date of grant.  The terms of such options are described below, under the caption “Grants of Plan-Based Awards in Last Fiscal Year.” The numbers of shares made subject to each of the option grants were based on various factors relating to the responsibilities of the individual officers and to the extent of previous grants to such individuals.

Because the exercise price of all options granted is equal to or above the fair market value of the Company’s common stock on the date of grant, the option holders may realize value only if the stock price appreciates from the price on the date the options were granted. This design is intended to focus executives on the enhancement of shareholder value over the long term.

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

Exercise of Discretion

In exercising its discretion as to the level of executive compensation and its components, the Committee considers a number of factors. Members of the Committee conduct informal surveys of compensation paid to comparable executives within and without the consumer finance industry. The Committee finds these data useful primarily in evaluating the overall level of compensation paid or to be paid to the Company’s executive officers. Financial factors considered included earnings, revenue, originations, and budget attainment. Operational factors considered included individual and group management goals; indicators of the performance and credit quality of the Company's servicing portfolio, including levels of delinquencies and charge-offs; and indicators of successful management of personnel, including employee stability. All of such factors are assessed with reference to the judgment of the Committee as to the degree of difficulty of achieving desired outcomes. With respect to payment of annual bonuses and grants of stock options, the Committee also takes note of factors relating to the degree of the Company's success over the most recent year.

Specific Objectives and Evaluation

In the first quarter of 2022 the compensation committee designated specific objectives with respect to the chief executive officer to be accomplished within the year 2022, and fixed weights to be associated with each such objective. The chief executive officer proposed to the committee specific annual objectives with respect to each other executive officer of the company, which the committee, after making certain modifications, approved. These objectives and the Committee’s administration of the annual incentive bonus element of compensation are discussed in detail below, under the heading “ - Grants of Plan-Based Awards in Last Fiscal Year - Executive Management Bonus Plan.”

Grants of Options

The Committee's award of stock options to the Company's officers in January 2022 included option grants to the chief executive officer and in June 2022 included option grants to the chief executive officer and the other named executive officers.  In determining the appropriate level of such grant, the Committee considered the long-term performance of the chief executive officer and the desirability of providing significant incentive for future performance, as well as the desirability of ensuring that officer's continued retention by the Company, and the various factors noted above with respect to option grants generally. These grants and the Committee’s administration of the long-term incentive element of compensation are discussed in detail below, under the heading “-Grants of Plan-Based Awards in Last Fiscal Year – Equity Incentives.”

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

Summary of Compensation

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2022 by the Company's chief executive officer, its chief financial officer, and the other three most highly compensated individuals (such six individuals, the "named executive officers") who were serving in such position or as executive officers at any time in 2022. It lists their names, their principal positions in which they served in those years, and each component of compensation paid with respect to those years.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Non-Equity Incentive Plan Compensation	Option Awards (2)	All Other Compen- sation (3)	Total
Charles E. Bradley, Jr.	2022	$995,000	$3,980,000	$5,885,850	$351	$10,861,201
Chief Executive Officer	2021	995,000	2,900,000	795,300	360	4,690,660
	2020	995,000	2,600,000	318,696	360	3,914,056

Michael T. Lavin	2022	411,000	575,000	448,200	351	1,434,551
President	2021	411,000	575,000	238,590	360	1,224,950
& Chief Operating Officer	2020	411,000	493,000	199,185	360	1,103,545

Danny Bharwani	2022	331,000	324,000	298,800	351	954,151
Executive Vice President
& Chief Financial Officer

Teri L. Robinson	2022	368,000	401,000	298,800	351	1,068,151
Executive Vice President	2021	368,000	403,000	159,060	360	930,420
- Sales & Originations	2020	368,000	355,000	106,232	360	829,592

Laurie A. Straten	2022	368,000	361,000	298,800	351	1,028,151
Executive Vice President	2021	368,000	359,000	159,060	360	886,420
- Servicing	2020	368,000	355,000	106,232	360	829,592

Jeffrey P Fritz	2022	411,000	–	–	351	411,351
Former Executive Vice President	2021	411,000	401,000	238,590	360	1,050,950
& Chief Financial Officer	2020	411,000	327,000	119,511	360	857,871

(1) (2)

Mr. Bharwani was appointed chief financial officer of the Company in September 2022. Mr. Fritz retired as chief financial officer and executive vice president in September 2022.

Represents the dollar value accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 and SFAS 123R. Value was estimated using a Black-Scholes model for 2020, 2021 and 2022. For the options granted on January 24, 2022, the weighted average fair value per option was $5.8558, based on assumptions of 4.11 years expected life, expected volatility of 75.26%, and a risk-free rate of 1.43%. For the options granted on June 24, 2022, the weighted average fair value per option was $4.98, based on assumptions of 4.11 years expected life, expected volatility of 75.15%, and a risk-free rate of 3.13%. For the year 2021 the weighted average fair value per option was $2.6510, based on assumptions of 4.11 years expected life, expected volatility of 71.38%, and a risk-free rate of 0.51%. For the year 2020 the weighted average fair value per option was $1.33, based on assumptions of 4.11 years expected life, expected volatility of 72.10%, and a risk-free rate of 0.26%. In all cases, we assumed a dividend yield of 0.0%.

(3)	Amounts in this column represent premiums paid by the Company for group life insurance.

Grants of Plan-Based Awards in Last Fiscal Year

Equity Incentives

In the year ended December 31, 2022, we did not grant any stock awards or stock appreciation rights to any of our named executive officers. We granted options to the chief executive on January 24, 2022 (the “January Options”) and to substantially all of our executive officers on June 24, 2022. The option grants noted in the tables above and below were awarded to the named executive officers as part of those grants. We also granted awards under our Executive Management Bonus Plan, which were evaluated and paid out after the end of the year. The amounts paid are shown in the table above (Summary Compensation Table) as “Non-Equity Incentive Plan Compensation.”

In the January 24, 2022 grant, the chief executive officer received an option to purchase 750,000 shares of the Company's common stock at the market closing price ($10.32 per share) on the date of grant, with such right to purchase to become exercisable in increments of 25% on each of the first through fourth anniversaries of the grant date, and to expire on the seventh anniversary. The January Options were issued following cancellation of certain options granted to the chief executive officer in 2013.

In the June 24, 2022 grant, the chief executive officer received an option to purchase 300,000 shares of the Company's common stock at the market closing price ($10.25 per share) on the date of grant, with such right to purchase to become exercisable in increments of 25% on each of the first through fourth anniversaries of the grant date, and to expire on the seventh anniversary. Each of the following executive officers of the Company received a grant on June 24,2022 on the same terms: Mr. Lavin received such a grant with respect to 90,000 shares, and Mr. Bharwani, Ms. Robinson and Ms. Straten each received such a grant with respect to 60,000 shares.

The table below provides information regarding the awards granted to the named executive officers in 2022.

Grants of Plan-Based Awards

	Estimated future payouts under non-equity incentive plan awards			Grant Date	Number of Shares Underlying Options	Exercise Price	Grant Date Fair Value
Name	Threshold	Target	Maximum
Mr. Bradley	–	–	–	1/24/2022	750,000	$10.32	$4,391,850
	–	–	–	6/24/2022	300,000	$10.25	1,494,000
	$–	$5,970,000	$5,970,000	–	–	–	–
Mr. Lavin	–	–	–	6/24/2022	90,000	$10.25	448,200
	$–	575,400	575,400	–	–	–	–
Mr. Bharwani	–	–	–	6/24/2022	60,000	$10.25	298,800
	$–	364,100	364,100	–	–	–	–
Ms. Robinson	–	–	–	6/24/2022	60,000	$10.25	298,800
	$–	404,800	404,800	–	–	–	–
Ms. Straten	–	–	–	6/24/2022	60,000	$10.25	298,800
	$–	404,800	404,800	–	–	–	–

The “target” and “maximum” figures appearing in the table above represent the maximum cash payout under the individual executives’ Executive Management Bonus Plan awards as of the date the incentive was fixed. The actual payout to each individual named in the table above has been determined and paid prior to the date of this report. That amount was in almost each case less than the maximum (approximately 67% of the maximum, in the case of the chief executive). The respective actual payments are described below, and appear above in the Summary Compensation Table under the heading “Non-Equity Plan Compensation.” Because each non-equity incentive plan award has been settled and paid, the future payout under such awards as of the date of this report is in each case zero. The “grant date fair value” figures appearing in the table above, which are the computed fair values of stock option awards, are computed as described in note 2 to the Summary Compensation Table.

Executive Management Bonus Plan

The Executive Management Bonus Plan award granted to the chief executive officer, Mr. Bradley, called for him to meet as many as possible of seven separate operational and financial objectives within the year 2022. The Compensation Committee assigned to each of those objectives a value as a percentage of base salary. The objectives and their weightings were as follows: to meet or exceed the Company’s quarterly budgeted earnings (25% each quarter, total of 100%), to execute four rated securitization transactions (25% each, 100% total), to increase the Company’s annual originations of receivables to each of four targets (100% in the aggregate, creditable in increments of 25% for reaching aggregate amounts of $1.1 billion, $1.15 billion, $1.20 billion, and $1.25 billion), to originate $50 million each of non-prime and deep independent dealer paper (100% in the aggregate, creditable in increments of 50% for each of the origination targets), to maintain the annualized delinquency rate or lower by one percent (25% if the rate is maintained or 50% if the rate is lowered by one percent ), to maintain the annualized loss rate or lower by one percent (25% if the rate is maintained or 50% if the rate is lowered by one percent) and to cause the Company’s common stock to trade in excess of each of four targets (100% in the aggregate, creditable in increments of 25% for reaching prices of $12.00, $13.00, $14.00, and $15.00 per share).

The total of the seven weightings is 600%; accordingly, the target and maximum possible value to that officer of the award was 600% of his base salary for 2022.

In a series of meetings, the committee evaluated the chief executive’s performance in comparison to the goals. The Compensation Committee determined that the budget objective was met in three of the four quarters of 2022 and credited the chief executive with three quarters of the maximum value, or 75%.

The Committee noted that the Company had executed four rated securitizations during the year, representing the full creditable performance of 100%. It determined that our originations volume exceeded $1.85 billion for the year, representing creditable performance in the full amount of 100%.

The Committee noted that the Company exceeded the origination targets for non-prime and deep independent dealer paper and credited the chief executive with the full 100% designated for that objective. The Committee also determined that the annualized delinquency rates were not maintained or lowered and found no credit was earned in that respect. The Committee found that the annualized loss rate was lowered by less than one percent and credited the chief executive 25%.

The Committee noted that the stock price objective was not met with respect to any of the four targets and found no credit was earned in that respect.

The aggregate valuation of all creditable performance for the chief executive officer was thus 400%, which would imply a bonus payment under our Executive Management Bonus Plan of $3,980,000. The Committee determined that the Company’s record earnings for 2022 made it reasonable to refrain from a discretionary reduction in computed earned bonus, and approved payments to the chief executive of a cash bonus in the full implied amount.

The Executive Management Bonus Plan awards granted to the named executive officers other than the chief executive officer are evaluated on a more subjective basis, and were set by the Compensation Committee in consultation with and on the recommendation of the chief executive officer. Factors used in determining the amount of annual bonus for executive officers who are executive vice presidents of the Company, including one of the named executive officers, Mr. Lavin, who was executive vice president of the Company in 2022 until Mr. Lavin’s promotion to president in December of 2022, are these: (I) an evaluation of the executive’s skills and performance, 30%, (II) whether the executive has met two individual objectives approved by the compensation committee, 18% in aggregate, (III) whether the Company as a whole has met or exceeded budget targets, 12%, (IV) a subjective evaluation of that executive’s departments, 30%, and (V) a discretionary allocation recommended by the chief executive officer and approved by the compensation committee, 50%. Mr. Fritz was not eligible to participate in the Executive Management Bonus Plan as a result of Mr. Fritz’s retirement as chief financial officer and executive vice president.

Numerical scores are assigned to each of these factors, up to the maximum percentages stated above, and can result in a maximum bonus of 140% of base compensation.

Similar factors are applied in determining the amount of annual bonus for executive officers who are senior vice presidents of the Company, including the named executive officers who served as senior vice presidents for the majority of 2022 until their promotions in the fourth quarter of 2022, Mr. Bharwani, Ms. Robinson, and Ms. Straten: (I) skills and performance, 30%, (II) two individual objectives, 18%, (III) Company budget, 12%, (IV) subjective evaluation of that executive’s department, 20%, and (V) discretionary allocation, 30%, resulting in a maximum bonus of 110% of base compensation.

Following the end of the year 2022, our compensation committee evaluated each named executive officer’s performance in relation to these standards and goals. The Company met its overall annual budget target, and each officer accordingly received full credit with respect to that target.

With respect to the individual factors, the compensation committee, acting in part on the advice of our chief executive officer, determined that creditable performance for 2022 for each named executive officer other than the chief executive officer was as set forth below:

	Maximum percentage	Creditable percentage	Base Salary	Result (rounded to nearest $1000)
Mr. Lavin	140%	140%	$411,000	$575,000
Mr. Bharwani	110	98	331,000	324,000
Ms. Robinson	110	109	368,000	401,000
Ms. Straten	110	98	368,000	361,000

On that basis, the Compensation Committee approved payments to these named executive officers in the amounts shown in the rightmost column.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2022 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option.  Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date
Charles E. Bradley, Jr.	70,001	–		$6.86	2/1/2023
	300,000	–		$3.48	5/12/2023
	300,000	–		$4.35	5/17/2024
	300,000	–		$3.48	5/9/2025
	225,000	75,000	(1)	$3.53	8/8/2026
	120,000	120,000	(2)	$2.47	6/1/2027
	75,000	225,000	(3)	$4.95	8/3/2028
	–	750,000	(4)	$10.32	1/24/2029
	–	300,000	(5)	$10.25	6/24/2029

Michael T. Lavin	75,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	90,000	–		$3.48	5/12/2023
	90,000	–		$4.35	5/17/2024
	90,000	–		$3.48	5/9/2025
	67,500	22,500	(1)	$3.53	8/8/2026
	75,000	75,000	(2)	$2.47	6/1/2027
	22,500	67,500	(3)	$4.95	8/3/2028
	–	90,000	(5)	$10.25	6/24/2029

Danny Bharwani	25,000	–		$6.86	2/1/2023
	30,000	–		$7.97	5/7/2023
	120,000	–		$3.48	5/12/2023
	60,000	–		$4.35	5/17/2024
	60,000	–		$3.48	5/9/2025
	45,000	15,000	(1)	$3.53	8/8/2026
	30,000	30,000	(2)	$2.47	6/1/2027
	15,000	45,000	(3)	$4.95	8/3/2028
	–	60,000	(5)	$10.25	6/24/2029

Teri L. Robinson	60,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	60,000	–		$3.48	5/12/2023
	60,000	–		$4.35	5/17/2024
	60,000	–		$3.48	5/9/2025
	45,000	15,000	(1)	$3.53	8/8/2026
	40,000	40,000	(2)	$2.47	6/1/2027
	15,000	45,000	(3)	$4.95	8/3/2028
	–	60,000	(5)	$10.25	6/24/2029

Laurie A. Straten	25,000	–		$6.86	2/1/2023
	90,000	–		$7.97	5/7/2023
	60,000	–		$3.48	5/12/2023
	60,000	–		$4.35	5/17/2024
	60,000			$3.48	5/9/2025
	45,000	15,000	(1)	$3.53	8/8/2026
	40,000	40,000	(2)	$2.47	6/1/2027
	15,000	45,000	(3)	$4.95	8/3/2028
	–	60,000	(5)	$10.25	6/24/2029

Jeffrey P. Fritz	60,000	–		$6.86	2/1/2023
	60,000	–		$7.97	5/7/2023
	90,000	–		$3.48	5/12/2023
	90,000	–		$4.35	5/17/2024
	90,000	–		$3.48	5/9/2025
	67,500	22,500	(1)	$3.53	8/8/2026
	45,000	45,000	(2)	$2.47	6/1/2027
	22,500	67,500	(3)	$4.95	8/3/2028

(1) Becomes exercisable as to the unexercisable portion on August 8, 2023.

(2) Becomes exercisable as to cumulative increments of one-half of the unexercisable portion on June 1, 2023 and 2024.

(3) Becomes exercisable as to cumulative increments of one-third of the unexercisable portion on August 3, 2023, 2024 and 2025.

(4) Becomes exercisable as to cumulative increments of 25% of the unexercisable portion on January 24, 2023, 2024, 2025, and 2026.

(5) Becomes exercisable as to cumulative increments of 25% of the unexercisable portion on June 24, 2023, 2024, 2025, and 2026.

Option Exercises in Last Fiscal Year

All of the six named executive officers exercised stock options during 2022. The table below shows the realized value and the number of options exercised for those individuals. None of our officers hold stock awards; accordingly, no stock awards vested during 2022.

Option Exercises and Stock Vested

	Value realized on exercise (1)	Number of shares acquired on exercise
Mr. Bradley	$4,442,600	600,000
Mr. Lavin	947,484	120,000
Mr. Bharwani	472,020	55,000
Ms. Robinson	928,140	110,000
Ms. Straten	586,970	85,000
Mr. Fritz	1,278,840	140,000

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

Director Compensation

Throughout 2022, we paid our non-employee directors a retainer of $6,000 per month, with an additional fee of $700 per month for service on a board committee ($1,200 for a committee chairman). Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the board of directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings. The Board in 2022 approved issuance to each non-employee director of options to purchase an aggregate of 30,000 shares. The exercise prices of all such options are the closing price of the Company’s common stock on the date of grant, which was $10.25 per share. The following table summarizes compensation received by our directors for the year 2022:

Name of Director	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Chris A. Adams (3)	$60,700	$163,800	$224,500
Charles E. Bradley, Jr. (4)	–	–	–
Stephen H. Deckoff (5)	18,500	–	18,500
Louis M. Grasso	84,400	163,800	248,200
William W. Grounds	92,300	163,800	256,100
Brian J. Rayhill	107,200	163,800	271,000
William B. Roberts	82,400	163,800	246,200
James E. Walker III (5)	18,500	–	18,500
Gregory S. Washer	98,800	163,800	262,600
Daniel S. Wood	107,200	163,800	271,000

(1)	This column reports cash compensation earned in 2022 for Board and committee service.
(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2022 fiscal year for the fair value of stock options granted to the directors in 2022. The fair value was estimated using a binomial option-pricing model in accordance with SFAS 123R. The fair value per option was $5.46, based on assumptions of 3.24 years expected life, expected volatility of 80.31%, expected dividend yield of 0.0%, and a risk-free rate of 3.11%. In addition to the stock option awards granted in 2022, our directors held at December 31, 2022 option awards granted in previous years. The total options held at December 31, 2022 represent the right to purchase shares as follows: Mr. Bradley, 2,860,001 shares; Mr. Adams, 330,000 shares; Mr. Grasso, 90,000 shares; Mr. Grounds, 30,000 shares; Mr. Rayhill, 385,000 shares; Mr. Roberts, 60,000 shares; Mr. Washer, 270,000 shares; and Mr. Wood, 345,000 shares.
(3)	Mr. Adams was not reelected as director at the shareholder meeting held August 25, 2022.
(4)	Mr. Bradley's compensation as chief executive officer of the Company is described elsewhere in this report. He received no additional compensation for service on the Company's Board of Directors.
(5)	Mr. Deckoff and Mr. Walker were each elected as a director at the shareholder meeting held August 25, 2022 and did not receive any option awards issued before then.

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

As of December 31, 2022, each of the named executive officers would realize a benefit if unvested stock options were to become immediately exercisable upon a change in control, based on the value of the shares underlying such options at the closing market price on December 30, 2022, which was $8.85 per share. The respective amounts of such possible benefit are set forth in the following table:

Potential Value Upon Acceleration
Mr. Bradley	$2,042,100
Mr. Lavin	861,450
Mr. Bharwani	446,700
Ms. Robinson	510,500
Ms. Straten	510,500
Mr. Fritz	670,050

Management Structure

The board of directors is responsible for overseeing the management of the Company. Its oversight is aimed at seeing to it that the Company’s business is managed to meet our goals, and that the interests of the shareholders are served.

Charles E. Bradley, Jr. currently serves as both the chairman of the board and our chief executive officer, and is the only member of our board who is not independent of the Company. Our board has chosen not to designate any individual formally as the lead independent director. Each director retains his full oversight responsibility.

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

CEO Pay Ratio

The Dodd-Frank Reform and Consumer Protection Act includes a mandate that public companies disclose the ratio of the compensation of their CEO to their median employee. Our CEO-median employee pay ratio calculation for 2022 is 167:1. We determined the pay ratio by dividing the total 2022 compensation of the CEO as disclosed in the Summary Compensation Table by the total 2022 compensation of the median employee, using the same components of compensation as used in the Summary Compensation Table for the CEO.

There have been no changes to our employee population or compensation arrangements that we believe would result in a significant change in the pay ratio. Accordingly, we have computed the ratio by reference to the same employee who we identified as our median employee for the year 2020, who was determined using the compensation of employees who were actively employed on December 31, 2020. We then computed the ratio by reference to that employee’s total compensation for the year 2022, which was $65,150. The total compensation of the CEO Charles E. Bradley, Jr. in 2022 was $10,861,201.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our Common Stock (our only class of voting securities) owned beneficially as of April 18, 2023 (the latest practicable date) by (i) each person known to us to own beneficially more than 5% of the outstanding Common Stock, (ii) each director and each named executive officer, and (iii) all of our directors and executive officers, as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. Percent of class is calculated by reference to 20,420,365 shares outstanding on April 18, 2023. Except as otherwise noted, each person named in the table has a mailing address at 3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada 89169.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	5,278,676		24.0%
Stephen H. Deckoff	5,127,165	(2)	25.1%
Louis M. Grasso	100,300		*
William W. Grounds	34,600		*
Brian J. Rayhill	457,031		2.2%
William B. Roberts	960,078		4.7%
James E. Walker III	0		*
Gregory S. Washer	602,803		2.9%
Daniel S. Wood	472,808		2.3%
Danny Bharwani	652,348		3.1%
Jeffrey P. Fritz (3)	113,437		*
Michael T. Lavin	753,467		3.6%
Teri L. Robinson	734,112		3.5%
Laurie A. Straten	512,588		2.5%
All directors and executive officers combined (18 persons)	17,237,165	(4)	67.5%
Black Diamond Capital Management, L.L.C. 2187 Atlantic Street, 9th Floor, Stamford, CT 06902	5,127,165	(2)	25.1%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas, 78746	1,676,513	(5)	8.2%

 *Less than 1%

(1)	Includes certain shares that may be acquired within 60 days after April 18, 2023 from the Company upon exercise of options, as follows: Mr. Bradley, 1,567,500 shares; Mr. Grasso, 90,000 shares; Mr. Grounds, 30,000 shares; Mr. Rayhill, 335,000 shares; Mr. Roberts, 60,000 shares; Mr. Washer, 220,000 shares; Mr. Wood, 285,000 shares; Mr. Bharwani, 360,000 shares; Mr. Lavin, 472,500 shares; Ms. Robinson, 360,000 shares; and Ms. Straten, 390,000 shares. Of Mr. Bradley’s shares, 1,685,878 are pledged to secure loan(s) to him. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund. Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.
(2)	These shares are held directly by certain Black Diamond investment vehicles ("Black Diamond vehicles"). Black Diamond Capital Management, L.L.C. ("Black Diamond") exercises investment discretion on behalf of investment advisory affiliates that serve as investment advisers to the Black Diamond vehicles. Mr. Deckoff is the Managing Principal of Black Diamond. Mr. Deckoff disclaims beneficial ownership over the shares, except to the extent of its or his pecuniary interest therein.
(3)	Mr. Fritz retired as chief financial officer and Executive Vice President in September 2022.
(4)	Includes 5,131,272 shares that are not outstanding as of the date of this report, but which may be acquired within 60 days after April 18, 2023 upon exercise of options.
(5)	Based on a report on Schedule 13G/A filed by the named person on February 10, 2023.

Equity Compensation Plan Information

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2022.

Plan Category	Outstanding Options	Weighted average exercise price of Outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by shareholders	11,167,329	$5.21	2,661,330
Plans not approved by shareholders	None	N/A	N/A
Total	11,167,329	$5.21	2,661,330

Item 13. Certain Relationships and Related Transactions, and Director Independence

Subordinated Notes. The Company has offered and sold its subordinated notes in a continuous public offering. Executive officer Teri L. Robinson and former chief financial officer Jeff P. Fritz have purchased such notes directly from the Company in the offering, in each case on the same terms then offered to the public generally. The largest aggregate amount of principal outstanding on Ms. Robinson’s notes in 2022 was $815,850. The amount of principal outstanding as of April 28, 2023 was $537,508. In 2022, the Company paid $907,689 of principal on such notes, which includes principal paid more than once due to the renewal of matured notes during the year. That same year, the Company paid $35,657 of interest at rates fixed at the time of purchase of each note. The interest rate on such notes ranges from 3.90% to 11.50%.

The largest aggregate amount of principal outstanding on Mr. Fritz’s notes in 2022 was $1,488,873. The amount of principal outstanding as of April 28, 2023 was $1,432,494. In 2022, the Company paid $526,058 of principal on such notes, which includes principal paid more than once due to the renewal of matured notes during the year. In that year, the Company paid $42,904 of interest at rates fixed at the time of purchase of each note. The interest rate on such notes ranges from 3.90% to 8.15%.

Executive officer Steve Schween purchased such subordinated notes from the Company before he became an executive officer. The largest aggregate amount of principal outstanding on Mr. Schween’s note in 2022 was $665,460. The amount of principal outstanding as of April 28, 2023 was $665,460. In 2022, the Company paid $115,519 in interest at a rate fixed at the time of purchase of the note. The interest rate on the note is 12.25%.

Other Transactions. In October 2022, before Mr. Schween became an executive officer, the Limited Liability Company of which Mr. Schween is a member entered into a one-year contract with the Company to provide vehicle data services to the Company. The approximate dollar amount involved in the transaction and Mr. Schween’s interest in the transaction is $130,000.

Policy on Related Party Transactions and Director Independence. It is the Company's policy that transactions with related parties having a control or fiduciary relationship with the Company who personally benefit from such transactions may take place only if approved by the Audit Committee or by the members of the Company's Board of Directors who are disinterested with respect to the transaction, and independent in accordance with the standards for director independence prescribed by Nasdaq. Such policy is maintained in writing in the charter of the Audit Committee. The Audit Committee has given general approval to executive officer purchases of subordinated notes that are on terms and rates then available to the public, including the purchases by Ms. Robinson and Mr. Fritz. The transactions with Mr. Schween were not subject to approval because they were entered into before Mr. Schween was an executive officer.

The nine directors of the Company are Charles E. Bradley, Jr., Stephen H. Deckoff, Louis M. Grasso, William W. Grounds, Brian J. Rayhill, William B. Roberts, James E. Walker III, Gregory S. Washer, and Daniel S. Wood, of whom Messrs. Rayhill, Grasso, Washer, and Wood compose the Audit Committee. The Board of Directors has concluded that other than Mr. Bradley (who is the Company's chief executive officer), each of the other eight directors is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them has a material relationship with the Company that would impair his independence from management or otherwise compromise his ability to act as an independent director.

Item 14. Principal Accounting Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2022 and 2021. Crowe Horwath LLP has served as the Company’s independent registered public accounting firm since February 2009, and has reported on the Company’s financial statements for the years ended December 31, 2008 through 2022.

Audit and Non-Audit Fees	2021	2022
Audit Fees (1)	$829,000	$920,000
Audit-Related Fees (2)	180,850	190,850
Tax Fees (3)	450,950	265,795
All Other Fees	–	–
TOTAL	$1,460,800	$1,376,645

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

(3) The 2021 and 2022 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2022 and December 31, 2021, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

In the course of its meetings, the Audit Committee has considered whether the provision of the non-audit fees outlined above is compatible with maintaining the independence of the audit firm, and has concluded that such independence is not and was not impaired.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(3) Exhibits:

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2022 Form 10-K were filed or incorporated by reference as part of the 2022 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

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

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
May 1, 2023	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Chief Executive Officer

