Form 10-Q
period 2023-03-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2023-05-10
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023 the registrant had 20,777,911 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$10,188	$13,490
Restricted cash and equivalents	158,895	149,299
Finance receivables measured at fair value	2,575,117	2,476,617

Finance receivables	69,533	92,304
Less: Allowance for finance credit losses	(14,728)	(21,753)
Finance receivables, net	54,805	70,551

Furniture and equipment, net	1,463	1,660
Deferred tax assets, net	9,792	10,177
Other assets	26,362	30,974
	$2,836,622	$2,752,768

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$59,825	$55,421
Warehouse lines of credit	285,809	285,328
Residual interest financing	49,686	49,623
Securitization trust debt	2,175,068	2,108,744
Subordinated renewable notes	23,443	25,263
	2,593,831	2,524,379
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 20,496,144 and 20,131,323 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	29,485	28,906
Retained earnings	216,337	202,514
Accumulated other comprehensive loss	(3,031)	(3,031)
	242,791	228,389

	$2,836,622	$2,752,768

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Interest income	$80,062	$70,060
Mark to finance receivables measured at fair value	–	2,400
Other income	3,038	1,906
	83,100	74,366

Expenses:
Employee costs	22,033	22,152
General and administrative	11,396	8,231
Interest	32,759	16,400
Provision for credit losses	(9,000)	(9,400)
Sales	5,724	5,386
Occupancy	1,526	1,852
Depreciation and amortization	231	417
	64,669	45,038
Income before income tax expense	18,431	29,328
Income tax expense	4,608	8,213
Net income	$13,823	$21,115

Earnings per share:
Basic	$0.68	$0.99
Diluted	0.54	0.75

Number of shares used in computing earnings per share:
Basic	20,418	21,221
Diluted	25,392	28,197

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income	$13,823	$21,115

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$13,823	$21,115

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$13,823	$21,115
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	47,472	31,204
Depreciation and amortization	231	417
Amortization of deferred financing costs	2,403	1,782
Mark to finance receivables measured at fair value	–	(2,400)
Provision for credit losses	(9,000)	(9,400)
Stock-based compensation expense	912	790
Changes in assets and liabilities:
Deferred tax assets, net	385	662
Other assets	4,511	10,790
Accounts payable and accrued expenses	4,404	13,340
Net cash provided by operating activities	65,141	68,300

Cash flows from investing activities:
Payments received on finance receivables held for investment	24,746	43,840
Purchases of finance receivables measured at fair value	(352,598)	(393,407)
Payments received on finance receivables at fair value	206,626	209,844
Change in repossessions held in inventory	101	481
Purchase of furniture and equipment	(34)	(275)
Net cash used in investing activities	(121,159)	(139,517)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	324,768	316,800
Proceeds from issuance of subordinated renewable notes	–	1,059
Payments on subordinated renewable notes	(1,820)	(762)
Net proceeds from (repayments of) warehouse lines of credit	(7)	42,170
Net Proceeds from (repayment of) residual interest financing debt	–	(4,311)
Repayment of securitization trust debt	(258,224)	(262,737)
Payment of financing costs	(2,072)	(3,030)
Purchase of common stock	(7,293)	(14,104)
Exercise of options and warrants	6,960	5,860
Net cash provided by financing activities	62,312	80,945
Increase in cash and cash equivalents	6,294	9,728
Cash and restricted cash at beginning of period	162,789	176,548
Cash and restricted cash at end of period	$169,083	$186,276

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,658	$14,380
Income taxes	$25	$–

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Common Stock (Shares Outstanding)
Balance, beginning of period	20,131	21,144
Common stock issued upon exercise of options and warrants	1,086	1,366
Repurchase of common stock	(721)	(1,218)
Balance, end of period	20,496	21,292

Common Stock
Balance, beginning of period	$28,906	$55,298
Common stock issued upon exercise of options and warrants	6,960	5,860
Repurchase of common stock	(7,293)	(14,104)
Stock-based compensation	912	790
Balance, end of period	$29,485	$47,844

Retained Earnings
Balance, beginning of period	$202,514	$116,531
Net income	13,823	21,115
Balance, end of period	$216,337	$137,646

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(3,031)	$(1,622)
Pension benefit obligation	–	–
Balance, end of period	$(3,031)	$(1,622)

Total Shareholders' Equity	$242,791	$183,868

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. Results for the first quarter include no mark down reversal to the carrying value of the portion of the receivables portfolio accounted for at fair value. Mark downs are reflected as a reduction in revenue.

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

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Origination and servicing fees from third party receivables	$2,738	$844
Direct mail revenues	–	774
Sales tax refunds	260	144
Other	40	144
Other income for the period	$3,038	$1,906

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	March 31,	December 31,
	2023	2022
	(In thousands)

Operating Leases
Operating lease right-of-use assets	$28,397	$28,397
Less: Accumulated amortization right-of-use assets	(23,611)	(22,613)
Operating lease right-of-use assets, net	$4,786	$5,784

Operating lease liabilities	$(5,154)	$(6,234)

Finance Leases
Property and equipment, at cost	$3,454	$3,407
Less: Accumulated depreciation	(3,335)	(3,301)
Property and equipment, net	$119	$106

Finance lease liabilities	$(125)	$(177)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:
(In thousands)	Operating	Finance
Year Ending March 31,	Lease	Lease
2023	$2,864	$55
2024	1,493	37
2025	747	20
2026	455	11
2027	452	11
Thereafter	565	1
Total undiscounted lease payments	6,576	135
Less amounts representing interest	(1,422)	(260)
Lease Liability	$5,154	$(125)

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Operating lease cost	$1,360	$1,761
Finance lease cost	101	298
Total lease cost	$1,461	$2,059

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,360	$1,788
Operating cash flows from finance leases	99	282
Financing cash flows from finance leases	2	16

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2023 and 2022, we recorded stock-based compensation costs in the amount of $912,000 and $790,000, respectively. As of March 31, 2023, unrecognized stock-based compensation costs to be recognized over future periods equaled $8.6 million. This amount will be recognized as expense over a weighted-average period of 2.2 years.

The following represents stock option activity for the three months ended March 31, 2023:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	11,167	$5.21	N/A
Granted	–	–	N/A
Exercised	(1,086)	6.41	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	10,081	$5.08	3.22 years

Options exercisable at the end of period	6,871	$4.43	2.29 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended March 31, 2023 and December 31, 2022:

	Number of shares as of		Number of shares as of
	March 31, 2023		December 31, 2022
	Outstanding	Exercisable	Outstanding	Exercisable
	(In thousands)		(In thousands)
Range of exercise prices:
$2.00 - $2.99	1,440	770	1,445	775
$3.00 - $3.99	3,646	3,356	3,785	3,495
$4.00 - $4.99	2,677	1,740	2,739	1,802
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	–	–	740	740
$7.00 - $7.99	608	608	748	748
$10.00 - $10.99	1,710	397	1,710	210
Total shares	10,081	6,871	11,167	7,770

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2023 the aggregate intrinsic value of options outstanding and exercisable was $56.5 million and $43.0 million, respectively. There were 1,086,000 options exercised for the three months ended March 31, 2023 compared to 1,366,000 for the comparable period in 2022. The total intrinsic value of options exercised was $3.8 million and $10.2 for the three-month periods ended March 31, 2023 and 2022. There were 2,661,000 shares available for future stock option grants under existing plans as of March 31, 2023.

Purchases of Company Stock

The table below describes the purchase of our common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	263,185	$10.42	922,363	$11.19
Shares redeemed upon net exercise of stock options	458,392	9.93	295,088	12.68
Total stock purchases	721,577	$10.11	1,217,451	$11.55

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2023, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

Adoption of New Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2022-02, known as the Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40 on troubled debt restructurings for entities that have adopted the CECL model introduced by ASU 2016-13, Current Expected Credit Loss. ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. This guidance is effective for fiscal years beginning after December 15, 2022, and the adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. Automobile finance receivables, net of unearned interest was $69.5 million and $92.3 million as of March 31, 2023 and December 31, 2022, respectively. The following table summarizes the delinquency status of finance receivables as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(In thousands)
Deliquency Status
Current	$52,630	$65,764
31 - 60 days	10,950	16,796
61 - 90 days	4,769	7,756
91 + days	1,184	1,988
	$69,533	$92,304

Finance receivables totaling $1.2 million and $2.0 million at March 31, 2023 and December 31, 2022, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,
	2023	2022
	(In thousands)
Annual Vintage Pool
2014 and prior	$1,272	$1,865
2015	5,853	8,627
2016	21,084	28,632
2017	41,324	53,180
	$69,533	$92,304

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$21,753	$56,206
Provision for credit losses on finance receivables	(9,000)	(9,400)
Charge-offs	(3,018)	(5,359)
Recoveries	4,993	3,554
Balance at end of period	$14,728	$45,001

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross charge-offs by year of origination of our finance receivables for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Annual Vintage Pool	(In thousands)
2014 and prior	$141	$292
2015	444	1,089
2016	1,321	2,025
2017	1,502	2,172
Applied against repos in inventory (net)	(390)	(219)
	$3,018	$5,359

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

	March 31,	December 31,
	2023	2022
	(In thousands)
Gross balance of repossessions in inventory	$1,403	$1,894
Allowance for losses on repossessed inventory	(933)	(1,323)
Net repossessed inventory included in other assets	$470	$571

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt Interest
	Scheduled	Pledged at		Principal at	Principal at	Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2023 (2)	Principal	2023	2022	2023
	(Dollars in thousands)
CPS 2018-A	March 2025	$–	$190,000	$–	$12,939	–
CPS 2018-B	December 2024	–	201,823	–	17,077	–
CPS 2018-C	September 2025	20,407	230,275	15,873	20,222	6.07%
CPS 2018-D	June 2025	24,958	233,730	20,639	25,563	5.82%
CPS 2019-A	March 2026	31,633	254,400	27,107	32,898	5.73%
CPS 2019-B	June 2026	33,965	228,275	29,262	33,897	5.56%
CPS 2019-C	September 2026	40,054	243,513	35,650	41,515	4.55%
CPS 2019-D	December 2026	52,643	274,313	46,672	53,625	3.86%
CPS 2020-A	March 2027	48,654	260,000	44,845	52,705	4.18%
CPS 2020-B	June 2027	55,858	202,343	36,595	41,736	6.36%
CPS 2020-C	November 2027	75,563	252,200	64,089	72,894	3.45%
CPS 2021-A	March 2028	80,223	230,545	61,051	72,076	1.49%
CPS 2021-B	June 2028	101,063	240,000	88,714	101,206	2.01%
CPS 2021-C	September 2028	147,527	291,000	130,671	147,593	1.70%
CPS 2021-D	December 2028	200,339	349,202	186,363	209,277	2.00%
CPS 2022-A	April 2029	220,157	316,800	201,403	222,613	2.29%
CPS 2022-B	October 2029	325,908	395,600	298,734	325,907	4.28%
CPS 2022-C	April 2030	364,484	391,600	318,725	346,714	5.34%
CPS 2022-D	August 2030	302,057	307,018	274,951	292,461	7.45%
CPS 2023-A	November 2030	220,157	324,768	308,120	–	6.13%
		$2,345,648	$5,417,405	$2,189,463	$2,122,919

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $644.0 million in 2023, $659.5 million in 2024, $398.9 million in 2025, $239.7 million in 2026, $151.8 million in 2027, $76.0 million in 2028, and $5.2 million in 2029.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $14.4 million and $14.2 million as of March 31, 2023 and December 31, 2022, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of March 31, 2023, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2023, restricted cash under the various agreements totaled approximately $158.9 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2023 and December 31, 2022 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2023	2022
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	3.00% over one month Libor (Minimum 3.75%) 7.99% and 7.48% at March 31, 2023 and December 31, 2022, respectively	July 2024	168,781	150,293

	4.15% over a commercial paper rate (Minimum 5.15%) 9.09% and 8.60% at March 31, 2023, and December 31, 2022, respectively	January 2024	119,089	137,585

Residual interest financing	7.86%	June 2026	50,000	50,000

Subordinated renewable notes	Weighted average rate of 7.95% and 7.82% at March 31, 2023 and December 31, 2022, respectively	Weighted average maturity of December 2024 and October 2024 at March 31, 2023 and December 31, 2022, respectively	23,443	25,263
			$361,313	$363,141

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. There was $119.1 million outstanding under this facility at March 31, 2023. On June 28, 2022, we increased the capacity of its credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. The revolving period for this facility was extended to January 2024 followed by an amortization period through January 2028 for any receivables pledged at the end of the revolving period.

On July 15, 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. There was $168.8 million outstanding under this facility at March 31, 2023. The revolving period for this facility was extended to July 2024 followed by an amortization period through July 2025 for any receivables pledged at the end of the revolving period.

Unamortized debt issuance costs of $314,000 and $377,000 as of March 31, 2023 and December 31, 2022, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $2.1 million and $2.6 million as of March 31, 2023 and December 31, 2022, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Interest on finance receivables	$4,662	$11,314
Interest on finance receivables at fair value	74,058	58,740
Other interest income	1,342	6

Interest income	$80,062	$70,060

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Securitization trust debt	$26,353	$13,528
Warehouse lines of credit	4,848	1,158
Residual interest financing	1,050	1,094
Subordinated renewable notes	508	620

Interest expense	$32,759	$16,400

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2023 and 2022 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2023 and 2022:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	20,418	21,221

Incremental common shares attributable to exercise of outstanding options and warrants	4,974	6,976

Weighted average number of common shares used to compute diluted earnings per share	25,392	28,197

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-months ended March 31, 2023 and 2022 would have included an additional 1.7 million and 558,000 shares, respectively, attributable to the exercise of outstanding options and warrants.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of March 31,2023, and December 31, 2022, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $9.8 million as of March 31, 2023 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $9.8 million consists of approximately $6.7 million of net U.S. federal deferred tax assets and $3.1 million of net state deferred tax assets.

Income tax expense was $4.6 million for the three months ended March 31, 2023, representing effective income tax rates of 25%. For the prior year period, income tax expense was $8.2 million for the three months ended March 31, 2022 representing an effective tax rate of 28%.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of March 31, 2023, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of March 31, 2023 is $4.9 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of March 31, 2023 does not exceed $11.2 million.

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

For the quarter ended March 31, 2023, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$2,476,617	$1,749,098
Finance receivables at fair value acquired during period	352,598	393,407
Payments received on finance receivables at fair value	(206,626)	(209,844)
Net interest income accretion on fair value receivables	(47,472)	(31,204)
Mark to fair value	–	2,400
Balance at end of period	$2,575,117	$1,903,857

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	March 31, 2023		December 31, 2022
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$2,810,908	$2,575,117	$2,701,184	$2,476,617

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	March 31,	December 31,	Unobservable	March 31,	December 31,
	2023	2022	Inputs	2023	2022
	(In thousands)
Assets:
Finance receivables measured at fair value	$2,575,117	$2,476,617	Discount rate	11.0% - 11.5%	11.0% - 11.3%
			Cumulative net losses	10.0% - 20.5%	13.4% - 19.4%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(In thousands)
Delinquency Status
Current	$2,543,344	$2,375,271
31 - 60 days	140,793	184,968
61 - 90 days	57,808	72,390
91 + days	22,656	29,048
Repo	46,307	39,507
	$2,810,908	$2,701,184

Repossessed vehicle inventory, which is included in Other assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2023 the finance receivables related to the repossessed vehicles in inventory totaled $1.4 million. We have applied a valuation adjustment, or loss allowance, of $933,000, which is based on a recovery rate of approximately 34%, resulting in an estimated fair value and carrying amount of $470,000. The fair value and carrying amount of the repossessed inventory at December 31, 2022 was $1.9 million after applying a valuation adjustment of $1.3 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended March 31, 2023 and 2022.

The estimated fair values of financial assets and liabilities at March 31, 2023 and December 31, 2022, were as follows:

	As of March 31, 2023
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,188	$10,188	$–	$–	$10,188
Restricted cash and equivalents	158,895	158,895	–	–	158,895
Finance receivables, net	54,805	–	–	49,104	49,104
Accrued interest receivable	86	–	–	86	86
Liabilities:
Warehouse lines of credit	$285,809	$–	$–	$285,809	$285,809
Residual interest financing	49,686			49,686	49,686
Accrued interest payable	6,888	–	–	6,888	6,888
Securitization trust debt	2,175,068	–	–	2,098,717	2,098,717
Subordinated renewable notes	23,443	–	–	23,443	23,443

	As of December 31, 2022
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,490	$13,490	$–	$–	$13,490
Restricted cash and equivalents	149,299	149,299	–	–	149,299
Finance receivables, net	70,551	–	–	60,063	60,063
Accrued interest receivable	649	–	–	649	649
Liabilities:
Warehouse lines of credit	$285,328	$–	$–	$285,328	$285,328
Accrued interest payable	6,190	–	–	6,190	6,190
Securitization trust debt	2,108,744	–	–	1,957,995	1,957,995
Subordinated renewable notes	25,263	–	–	25,263	25,263

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Subsequent Events

On April 27, 2023 we executed our second securitization of 2023. In the transaction, qualified institutional buyers purchased $332.9 million of asset-backed notes secured by $369.9 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2023-B, consist of five classes. Ratings of the notes were provided by Moody’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 7.17%.

The 2023-B transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 10.00%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 11.50% of the original receivable pool balance, or 25.00% of the then outstanding pool balance. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2023, we have originated a total of approximately $20.4 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,845,385	3,001,308
Three months ended March 31, 2023	415,151	3,130,891

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the three months ended March 31, 2023, we originated $60.0 million under this third-party program. As of March 31, 2023, our managed portfolio includes $249.0 million of such third-party receivables.

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

Since 1994 we have conducted 96 term securitizations of automobile contracts that we originated. As of March 31, 2023, 18 of those securitizations are active and all are structured as secured financings. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2020, we closed only three term securitization transactions in that calendar year rather than four.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2017	4	$870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
Three months ended March 31, 2023	1	362,870

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2023, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2023 with the three months ended March 31, 2022

Revenues.  During the three months ended March 31, 2023, our revenues were $83.1 million, an increase of $8.7 million, or 11.7%, from the prior year revenue of $74.4 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended March 31, 2022 include a $2.4 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. Based on this evaluation, there was no mark up or mark down to the fair value portfolio in the current year period. During the three months ended March 30, 2022, we reduced our estimate for expected future losses in finance receivables measured at fair value as we have observed that our previous estimates for increased losses due to the pandemic had not materialized. The change in estimated losses resulted in the $2.4 million mark up for the prior year period.

Interest income for the three months ended March 31, 2023 increased $10.0 million, or 14.3%, to $80.1 million from $70.1 million in the prior year. The primary reason for the increase in interest income is the 34.4% increase in the average balance of finance receivables measured at fair value over the prior year period. The table below shows the average balances and interest yields of the two components of our loan portfolio for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Finance receivables	$78,729	$6,004	30.5%	$206,197	$11,320	22.0%
Finance receivables measured at fair value	2,777,869	74,058	10.7%	2,067,286	58,740	11.4%
Total	$2,856,598	$80,062	11.2%	$2,273,483	$70,060	12.3%

Other income was $3.0 million for the three months ended March 31, 2023 compared to $1.9 million for the comparable period in 2022. This 59.4% increase was primarily driven by the origination and servicing fees we earned from third party receivables. These fees were $2.7 million for the quarter ended March 31, 2023 compared to $844,000 in the prior year period.

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

Total operating expenses were $64.7 million for the three months ended March 31, 2023, compared to $45.0 million for the prior period, an increase of $19.6 million, or 43.6%. The increase is primarily due to increases in interest expense and general and administrative expenses.

Employee costs were $22.0 million during the three months ended March 31, 2023 compared to $22.2 million for the same quarter in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2023 and 2022:

	Three Months Ended March 30,
	2023	2022
	(Dollars in millions)
Contracts purchased (dollars)	$415.2	$410.0
Contracts purchased (units)	20,888	17,798
Managed portfolio outstanding (dollars)	$2,881.8	$2,381.6
Managed portfolio outstanding (units)	175,197	158,844

Number of Originations staff	184	178
Number of Sales staff	108	125
Number of Servicing staff	401	374
Number of other staff	86	81
Total number of employees	779	758

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $11.4 million, an increase from $8.2 million in the previous year and represented 17.6% of total operating expenses.

Interest expense for the three months ended March 31, 2023 was $32.8 million and represented 50.7% of total operating expenses, compared to $16.4 million in the previous year, when it was 36.4% of total operating expenses.

Interest on securitization trust debt increased by $10.7 million for the three months ended March 31, 2023 compared to the prior period. The average balance of securitization trust debt increased to $2,283.3 million for the three months ended March 31, 2023 compared to $1,808.5 million for the three months ended March 31, 2022. The annualized average rate on our securitization trust debt was 4.2% for the three months ended March 31, 2023 compared to 3.0% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Period	Blended Cost of Funds
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%

Interest expense on warehouse credit line debt increased by $3.1 million to $4.3 million for the three months ended March 31, 2023 compared to $1.2 million in the prior year period. The increase was due to the higher utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $194.9 million during the three months ended March 31, 2023 compared to $66.5 million for the same period in 2022.

Interest expense on subordinated renewable notes was $508,000 for the three months ended March 31, 2023. The average balance of the outstanding subordinated debt decreased 9.1% to $24.1 million for the three months ended March 31, 2023 compared to $26.5 million for the prior year. The average yield of subordinated notes decreased to 8.4% compared to 9.3% in the prior period.

In May 2018 and June 2021, we completed two residual interest financings of our residual interests from previously issued securitizations in the amounts of $40.0 million and $50.0 million, respectively. Interest expense on these residual interest financings was $983,000 for the three months ended March 31, 2023 compared to $1.1 million in the prior year period.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$78,729	$6,004	30.5%	$206,197	$11,320	22.0%
Finance receivables at fair value	2,777,869	74,058	10.7%	2,067,286	58,740	11.4%
	2,856,598	80,062	11.2%	2,273,483	70,060	12.3%

Interest Bearing Liabilities
Warehouse lines of credit	$194,918	4,303	8.8%	$66,465	1,158	7.0%
Residual interest financing	50,000	983	7.9%	51,978	1,094	8.4%
Securitization trust debt	2,283,258	24,214	4.2%	1,808,501	13,528	3.0%
Subordinated renewable notes	24,119	508	8.4%	26,526	620	9.3%
	$2,552,295	30,008	4.7%	$1,953,470	16,400	3.4%

Net interest income/spread		$50,054			$53,660
Net interest yield (3)			6.5%			8.9%
Ratio of average interest earning assets
to average interest bearing liabilities			112%			116%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2023
	Compared to March 31, 2022
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$(5,316)	$(6,989)	$1,673
Finance receivables at fair value	15,318	20,179	(4,861)
	10,002	13,190	(3,188)
Interest Bearing Liabilities
Warehouse lines of credit	3,145	2,268	877
Residual interest financing	(111)	(48)	(63)
Securitization trust debt	10,686	3,836	6,850
Subordinated renewable notes	(112)	(52)	(60)
	13,608	6,004	7,604

Net interest income/spread	$(3,606)	$7,186	$(10,792)

The annualized yield on our finance receivables was 11.2% for the three months ended March 31, 2023 and 12.3% for the same period in 2022. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The average balance of these fair value receivables was $2,777.9 million for the three months ended March 31, 2023 compared to $2,067.3 million in the prior year period.

For the three months ended March 31, 2023, we recorded a reduction to provision for credit losses on finance receivables in the amount of $9.0 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $9.4 million in reductions to provision for credit losses for the three months ended March 31, 2022.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of March 31, 2023. Although we have not yet seen a meaningful deterioration in the credit performance for these receivables, worsening economic conditions, inflation and a reversion to the mean for used car pricing could negatively affect credit performance in the future.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense increased to $5.7 million during the three months ended March 31, 2023 from $5.4 million in the same quarter in 2022. We purchased $415.2 million of new contracts during the three months ended March 31, 2023 compared to $410.0 million in the prior year period.

Occupancy expenses was $1.5 million for the three months ending March 31, 2023, which is down from the $1.9 million in the first quarter of 2022.

Depreciation and amortization expenses decreased to $231,000 compared to $417,000 in the previous year and represented 0.4% of total operating expenses.

For the three months ended March 31, 2023, we recorded income tax expense of $4.6 million, representing a 25% effective tax rate. In the prior period, our income tax expense was $8.2 million, representing a 28% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	March 31, 2023		March 31, 2022		December 31, 2022
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	175,197	$2,881,844	155,812	$2,324,354	170,658	$2,795,383
Period of delinquency (2)	.
31-60 days	10,057	$151,743	8,451	$114,865	13,434	$201,764
61-90 days	4,306	62,577	3,384	44,966	5,481	80,145
91+ days	1,660	23,839	1,051	13,366	2,148	31,036
Total delinquencies (2)	16,023	238,159	12,886	173,197	21,063	312,946
Amount in repossession (3)	3,246	47,710	2,100	26,442	2,904	41,401
Total delinquencies and amount in repossession (2)	19,269	$285,869	14,986	$199,639	23,967	$354,347

Delinquencies as a percentage of gross servicing portfolio	9.1%	8.3%	8.3%	7.5%	12.3%	11.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	11.0%	9.9%	9.6%	8.6%	14.0%	12.7%

Extension Experience
Contracts with one extension, accruing	30,126	$530,950	23,338	$329,236	27,584	$464,323
Contracts with two or more extensions, accruing	38,838	431,936	43,894	475,413	38,714	417,682
	68,964	962,886	67,232	804,649	66,298	882,005

Contracts with one extension, non-accrual (4)	1,072	16,770	591	7,632	981	14,792
Contracts with two or more extensions, non-accrual (4)	1,167	12,641	1,326	14,155	1,485	15,395
	2,239	29,411	1,917	21,787	2,466	30,187

Total contracts with extensions	71,203	$992,297	69,149	$826,436	68,764	$912,192

________________________

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	March 31,	March 31,	December 31,
	2023	2022	2022
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,856,598	$2,273,483	$2,539,110
Annualized net charge-offs as a percentage of average servicing portfolio (2)	5.2%	3.3%	4.5%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2023 and March 31, 2022 percentages represent three months ended March 31, 2023 and March 31, 2022 annualized. December 31, 2022 represents 12 months ended December 31, 2022.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2023, for accounts that received extensions from 2008 through 2021:

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2023	% Active or Paid Off at March 31, 2023	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2008	35,588	10,708	30.1%	20,060	56.4%	4,819	13.5%	19

2009	32,226	10,273	31.9%	16,168	50.2%	5,783	17.9%	17

2010	26,167	12,159	46.5%	12,006	45.9%	1,999	7.6%	19

2011	18,786	10,972	58.4%	6,882	36.6%	932	5.0%	19

2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18

2013	23,398	11,143	47.6%	11,279	48.2%	976	4.2%	23

2014	25,773	10,477	40.7%	14,470	56.1%	826	3.2%	25

2015	53,319	22,308	41.8%	29,929	56.1%	1,082	2.0%	26

2016	80,897	36,583	45.2%	42,381	52.4%	1,933	2.4%	26

2017	133,881	60,862	45.5%	66,093	49.4%	6,926	5.2%	22

2018	121,531	65,205	53.7%	50,319	41.4%	6,007	4.9%	19

2019	71,548	50,037	69.9%	19,569	27.4%	1,942	2.7%	18

2020	83,170	63,400	76.2%	14,354	17.3%	2,099	2.5%	15

2021	47,029	39,063	83.1%	6,565	14.0%	1,236	2.6%	11

_________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2019, 69.9% were either paid in full or active and performing as of March 31, 2023. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2023	2022	2022

Average number of extensions granted per month	6,089	4,869	4,061

Average number of outstanding accounts	173,731	162,264	154,729

Average monthly extensions as % of average outstandings	3.5%	3.0%	2.6%

 _________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2023		March 31, 2022		December 31, 2022
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	31,198	$547,720	23,929	$336,868	28,565	$479,114
Contracts with two extensions	14,365	201,960	14,834	185,348	13,730	180,547
Contracts with three extensions	9,557	105,955	11,271	129,519	9,837	108,986
Contracts with four extensions	7,672	72,951	8,810	88,758	7,938	76,219
Contracts with five extensions	5,295	43,085	6,195	54,982	5,425	45,519
Contracts with six extensions	3,116	20,626	4,110	30,960	3,269	21,806
	71,203	$992,297	69,149	$826,435	68,764	$912,191

Managed portfolio (excluding originated and owned by 3rd parties)	166,370	$2,687,308	156,456	$2,184,142	154,151	$2,209,430

_________________

Note: Table excludes portfolios originated and owned by third parties

Since 2019, we have been able to reduce extensions by working with our servicing staff to be more selective in granting extensions including, where appropriate, to exhaust all possibilities of payment by the customer before granting an extension. However, as delinquency rates have risen, so has the average number of extensions granted.

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

Net cash provided by operating activities for the three-month period ended March 31, 2023 was $65.1 million, a decrease of $3.2 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2022 of $68.3 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $121.2 million for the three months ended March 31, 2023 compared to $139.5 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $353.9 million and $393.4 million during the first three months of 2023 and 2022, respectively.

Net cash provided by financing activities for the three months ended March 31, 2023 was $62.3 million compared to $80.9 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2023, we issued $324.8 million in new securitization trust debt compared to $316.8 million for the same period in 2022. We repaid $258.2 million in securitization trust debt in the three months ended March 31, 2023 compared to repayments of securitization trust debt of $262.7 million in the prior year period. In the three months ended March 31, 2023, we had net repayments on warehouse lines of credit of $7,000, compared to net proceeds from warehouse lines of credit of $42.2 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2023, we had unrestricted cash of $10.2 million and $114.2 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2023, we had approximately $26.4 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the three-month period ended March 31, 2023, we completed one securitization aggregating $324.8 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2023, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2023, we had approximately $2,534.0 million of debt outstanding. Such debt consisted primarily of $2,175.1 million of securitization trust debt and $285.8 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $66.3 million while our warehouse lines of credit debt has increased by $481,000 since December 31, 2022 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $23.4 million and $25.3 million in subordinated renewable notes outstanding at March 31, 2023 and December 31, 2022, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of March 31, 2023, all $50.0 million of this debt remains outstanding.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 15, 2023. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2023, we had approximately $2,534.0 million of debt outstanding. Such debt consisted primarily of $2,175.1 million of securitization trust debt and $285.8 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $66.3 million while our warehouse lines of credit debt has increased by $481,000 since December 31, 2022 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $23.4 million and $25.3 million in subordinated renewable notes outstanding at March 31, 2023 and December 31, 2022, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of March 31, 2023, all $50.0 million of this debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we repurchased 263,185 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of	Average	Total Number of Shares Purchased as Part of Publicly	Approximate Dollar Value of Shares that May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

January 2023	42,327	$9.25	42,327	$7,950,921
February 2023	86,444	$11.31	86,444	$6,972,901
March 2023	134,414	$10.22	134,414	$5,599,077
Total	263,185	$10.42	263,185

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2023, our board of directors had authorized the purchase of up to $103.2 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

CONSUMER PORTFOLIO SERVICES, INC.

(Registrant)

Date: May 10, 2023

By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023

By:	/s/ DENESH BHARWANI
Denesh Bharwani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

