Form 10-Q
period 2023-06-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2023-08-08
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023 the registrant had 21,164,580 common shares outstanding.

1

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$7,081	$13,490
Restricted cash and equivalents	148,063	149,299
Finance receivables measured at fair value	2,618,420	2,476,617

Finance receivables	52,080	92,304
Less: Allowance for finance credit losses	(5,721)	(21,753)
Finance receivables, net	46,359	70,551

Furniture and equipment, net	1,284	1,660
Deferred tax assets, net	7,367	10,177
Other assets	25,304	30,974
Total Assets	$2,853,878	$2,752,768

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$57,384	$55,421
Warehouse lines of credit	245,272	285,328
Residual interest financing	49,749	49,623
Securitization trust debt	2,225,072	2,108,744
Subordinated renewable notes	21,204	25,263
	2,598,681	2,524,379
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,151,966 and 20,131,323 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	27,937	28,906
Retained earnings	230,291	202,514
Accumulated other comprehensive loss	(3,031)	(3,031)
	255,197	228,389

	$2,853,878	$2,752,768

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Interest income	$82,637	$75,670	$162,699	$145,730
Mark to finance receivables measured at fair value	–	4,700	–	7,100
Other income	2,221	1,648	5,259	3,554
	84,858	82,018	167,958	156,384

Expenses:
Employee costs	21,147	20,591	43,180	42,743
General and administrative	11,783	8,280	23,180	16,511
Interest	35,706	18,771	68,465	35,171
Provision for credit losses	(9,700)	(8,000)	(18,700)	(17,400)
Sales	5,463	5,838	11,186	11,224
Occupancy	1,644	1,937	3,170	3,789
Depreciation and amortization	211	385	442	802
	66,254	47,802	130,923	92,840
Income before income tax expense	18,604	34,216	37,035	63,544
Income tax expense	4,650	8,896	9,258	17,109
Net income	$13,954	$25,320	$27,777	$46,435

Earnings per share:
Basic	$0.67	$1.18	$1.35	$2.18
Diluted	$0.55	$0.91	$1.09	$1.66

Number of shares used in computing earnings per share:
Basic	20,866	21,370	20,643	21,296
Diluted	25,373	27,687	25,384	27,943

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$13,954	$25,320	$27,777	$46,435

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$13,954	$25,320	$27,777	$46,435

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$27,777	$46,435
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	94,305	60,766
Depreciation and amortization	442	802
Amortization of deferred financing costs	4,800	3,628
Mark to finance receivables measured at fair value	–	(7,100)
Provision for credit losses	(18,700)	(17,400)
Stock-based compensation expense	1,817	1,518
Changes in assets and liabilities:
Deferred tax assets, net	2,810	2,052
Other assets	5,447	10,202
Accounts payable and accrued expenses	1,963	18,767
Net cash provided by operating activities	120,661	119,670

Cash flows from investing activities:
Payments received on finance receivables held for investment	42,892	80,246
Purchases of finance receivables measured at fair value	(658,048)	(904,475)
Payments received on finance receivables at fair value	421,940	425,774
Change in repossessions held in inventory	223	1,087
Purchase of furniture and equipment	(66)	(1,028)
Net cash used in investing activities	(193,059)	(398,396)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	657,653	712,400
Proceeds from issuance of subordinated renewable notes	–	2,682
Payments on subordinated renewable notes	(4,059)	(1,933)
Net proceeds from (repayments of) warehouse lines of credit	(41,031)	124,606
Net Proceeds from (repayment of) residual interest financing debt	–	(4,311)
Repayment of securitization trust debt	(540,958)	(536,824)
Payment of financing costs	(4,066)	(6,204)
Purchase of common stock	(18,464)	(34,285)
Exercise of options and warrants	15,678	14,416
Net cash provided by financing activities	64,753	270,547
Increase in cash and cash equivalents	(7,645)	(8,179)
Cash and restricted cash at beginning of period	162,789	176,548
Cash and restricted cash at end of period	$155,144	$168,369

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$62,612	$30,809
Income taxes	$4,639	$4,796

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common Stock (Shares Outstanding)
Balance, beginning of period	20,496	21,292	20,131	21,144
Common stock issued upon exercise of options and warrants	1,718	1,529	2,805	2,895
Repurchase of common stock	(1,062)	(1,614)	(1,784)	(2,832)
Balance, end of period	21,152	21,207	21,152	21,207

Common Stock
Balance, beginning of period	$29,485	$47,844	$28,906	$55,298
Common stock issued upon exercise of options and warrants	8,718	8,556	15,678	14,416
Repurchase of common stock	(11,171)	(20,181)	(18,464)	(34,285)
Stock-based compensation	905	728	1,817	1,518
Balance, end of period	$27,937	$36,947	$27,937	$36,947

Retained Earnings
Balance, beginning of period	$216,337	$137,646	$202,514	$116,531
Net income	13,954	25,320	27,777	46,435
Balance, end of period	$230,291	$162,966	$230,291	$162,966

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(3,031)	$(1,622)	$(3,031)	$(1,622)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(3,031)	$(1,622)	$(3,031)	$(1,622)
Total Shareholders' Equity	$255,197	$198,291	$255,197	$198,291

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six-month period ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Origination and servicing fees from third party receivables	$1,924	$1,408	$4,661	$2,252
Direct mail revenues	–	–	–	774
Sales tax refunds	264	159	524	303
Other	33	81	74	225
Other income for the period	$2,221	$1,648	$5,259	$3,554

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	June 30,	December 31,
	2023	2022
	(In thousands)

Operating Leases
Operating lease right-of-use assets	$29,575	$28,397
Less: Accumulated amortization right-of-use assets	(24,649)	(22,613)
Operating lease right-of-use assets, net	$4,926	$5,784

Operating lease liabilities	$(5,271)	$(6,234)

Finance Leases
Property and equipment, at cost	$3,454	$3,407
Less: Accumulated depreciation	(3,357)	(3,301)
Property and equipment, net	$97	$106

Finance lease liabilities	$(102)	$(177)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending June 30,	Lease	Lease
2023	$2,775	$30
2024	1,787	37
2025	737	20
2026	455	11
2027	452	11
Thereafter	565	1
Total undiscounted lease payments	6,771	110
Less amounts representing interest	(1,500)	(8)
Lease Liability	$5,271	$102

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Operating lease cost	$1,411	$1,760	$2,771	$3,630
Finance lease cost	24	257	125	555
Total lease cost	$1,435	$2,017	$2,896	$4,185

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,441	$1,907	$2,771	$3,965
Operating cash flows from finance leases	23	245	122	527
Financing cash flows from finance leases	2	12	4	28

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2023, we recorded stock-based compensation costs in the amount of $905,000 and $1.8 million, respectively. These stock-based compensation costs were $728,000 and $1.5 million for the three and six months ended June 30, 2022. As of June 30, 2023, unrecognized stock-based compensation costs to be recognized over future periods equaled $7.6 million. This amount will be recognized as expense over a weighted-average period of 2.0 years.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents stock option activity for the six months ended June 30, 2023:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	11,167	$5.21	N/A
Granted	–	–	N/A
Exercised	(2,805)	5.59	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	8,362	$5.09	3.61 years

Options exercisable at the end of period	5,675	$4.31	2.94 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended June 30, 2023 and December 31, 2022:

	Number of shares as of		Number of shares as of
	June 30, 2023		December 31, 2022
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,440	1,105	1,445	775
$3.00 - $3.99	2,543	2,253	3,785	3,495
$4.00 - $4.99	2,669	1,732	2,739	1,802
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	–	–	740	740
$7.00 - $7.99	–	–	748	748
$10.00 - $10.99	1,710	585	1,710	210
Total shares	8,362	5,675	11,167	7,770

At June 30, 2023 the aggregate intrinsic value of options outstanding and exercisable was $55.1 million and $41.8 million, respectively. There were 2.8 million options exercised for the six months ended June 30, 2023 compared to 2.9 million for the comparable period in 2022. The total intrinsic value of options exercised was $13.3 million and $12.2 million for the six-month periods ended June 30, 2023 and 2022. There were 2,661,000 shares available for future stock option grants under existing plans as of June 30, 2023.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases of Company Stock

The table below describes the purchase of our common stock for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023		June 30, 2022
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	564,202	$10.36	1,938,637	$11.42
Shares redeemed upon net exercise of stock options	1,220,044	10.34	893,153	13.56
Total stock purchases	1,784,246	$10.35	2,831,790	$12.09

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2023, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Automobile finance receivables, net of unearned interest was $52.1 million and $92.3 million as of June 30, 2023 and December 31, 2022, respectively. The following table summarizes the delinquency status of finance receivables as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(In thousands)
Deliquency Status
Current	$37,553	$65,764
31 - 60 days	9,100	16,796
61 - 90 days	4,339	7,756
91 + days	1,088	1,988
	$52,080	$92,304

Finance receivables totaling $1.1 million and $2.0 million at June 30, 2023 and December 31, 2022, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
	2023	2022
	(In thousands)
Annual Vintage Pool
2014 and prior	$876	$1,865
2015	4,019	8,627
2016	15,609	28,632
2017	31,576	53,180
	$52,080	$92,304

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Balance at beginning of period	$14,728	$45,001	$21,753	$56,206
Provision for credit losses on finance receivables	(9,700)	(8,000)	(18,700)	(17,400)
Charge-offs	(1,897)	(4,446)	(4,914)	(9,805)
Recoveries	2,590	3,117	7,582	6,671
Balance at end of period	$5,721	$35,672	$5,721	$35,672

The following table presents the gross charge-offs by year of origination of our finance receivables for the three-month and six-month ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Annual Vintage Pool	(In thousands)		(In thousands)
2014 and prior	$67	$243	$208	$535
2015	297	653	741	1,742
2016	713	1,514	2,034	3,539
2017	1,230	2,131	2,732	4,303
Applied against repos in inventory (net)	(410)	(95)	(801)	(314)
	$1,897	$4,446	$4,914	$9,805

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

	June 30,	December 31,
	2023	2022
	(In thousands)
Gross balance of repossessions in inventory	$1,003	$1,894
Allowance for losses on repossessed inventory	(655)	(1,323)
Net repossessed inventory included in other assets	$348	$571

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

Series	Final Scheduled Payment Date (1)	Receivables Pledged at June 30, 2023 (2)	Initial Principal	Outstanding Principal at June 30, 2023	Outstanding Principal at December 31, 2022	Weighted Average Contractual Debt Interest Rate at June 30, 2023
	(Dollars in thousands)
CPS 2018-A	March 2025	$–	$190,000	$–	$12,939	–
CPS 2018-B	December 2024	–	201,823	–	17,077	–
CPS 2018-C	September 2025	–	230,275	–	20,222	6.07%
CPS 2018-D	June 2025	20,498	233,730	16,011	25,563	5.82%
CPS 2019-A	March 2026	26,513	254,400	21,680	32,898	5.73%
CPS 2019-B	June 2026	28,679	228,275	24,730	33,897	5.56%
CPS 2019-C	September 2026	34,151	243,513	30,129	41,515	4.55%
CPS 2019-D	December 2026	45,068	274,313	39,936	53,625	3.86%
CPS 2020-A	March 2027	42,267	260,000	38,057	52,705	4.18%
CPS 2020-B	June 2027	48,747	202,343	31,860	41,736	6.36%
CPS 2020-C	November 2027	66,427	252,200	56,227	72,894	3.45%
CPS 2021-A	March 2028	70,683	230,545	51,064	72,076	1.49%
CPS 2021-B	June 2028	89,355	240,000	76,336	101,206	2.01%
CPS 2021-C	September 2028	131,240	291,000	113,606	147,593	1.70%
CPS 2021-D	December 2028	178,689	349,202	162,778	209,277	2.00%
CPS 2022-A	April 2029	196,998	316,800	176,857	222,613	2.29%
CPS 2022-B	October 2029	295,399	395,600	266,669	325,907	4.28%
CPS 2022-C	April 2030	332,262	391,600	285,595	346,714	5.34%
CPS 2022-D	June 2030	278,221	307,018	250,805	292,461	7.45%
CPS 2023-A	August 2030	196,998	324,768	281,081	–	6.13%
CPS 2023-B	November 2030	295,399	332,885	316,192	–	6.46%
		$2,377,595	$5,750,290	$2,239,614	$2,122,919

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $409.3 million in 2023, $747.0 million in 2024, $463.2 million in 2025, $288.1 million in 2026, $193.9 million in 2027, $102.9 million in 2028, and $20.7 million in 2029.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $14.5 million and $14.2 million as of June 30, 2023 and December 31, 2022, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of June 30, 2023, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2023, restricted cash under the various agreements totaled approximately $148.1 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at June 30, 2023 and December 31, 2022 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2023	2022
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	3.00% over one month Libor (Minimum 3.75%) 8.38% and 7.48% at June 30, 2023 and December 31, 2022, respectively	July 2024	$144,949	$150,293

	4.15% over a commercial paper rate (Minimum 5.15%) 9.41% and 8.60% at June 30, 2023, and December 31, 2022, respectively	January 2024	101,898	137,585

Residual interest financing	7.86%	June 2026	50,000	50,000

Subordinated renewable notes	Weighted average rate of 7.98% and 7.82% at June 30, 2023 and December 31, 2022, respectively	Weighted average maturity of April 2025 and October 2024 at June 30, 2023 and December 31, 2022, respectively	21,204	25,263

			$318,051	$363,141

On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. There was $144.9 million outstanding under this facility at June 30, 2023. On June 28, 2022, we increased the capacity of its credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. The revolving period for this facility was extended to January 2024 followed by an amortization period through January 2028 for any receivables pledged at the end of the revolving period.

On July 15, 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. There was $101.9 million outstanding under this facility at June 30, 2023. The revolving period for this facility was extended to July 2024 followed by an amortization period through July 2025 for any receivables pledged at the end of the revolving period.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unamortized debt issuance costs of $251,000 and $377,000 as of June 30, 2023 and December 31, 2022, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.6 million and $2.6 million as of June 30, 2023 and December 31, 2022, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Interest on finance receivables	$4,378	$9,832	$9,040	$21,146
Interest on finance receivables at fair value	76,735	65,730	150,793	124,470
Other interest income	1,524	108	2,866	114
Interest income	$82,637	$75,670	$162,699	$145,730

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Securitization trust debt	$29,171	$15,745	$55,524	$29,273
Warehouse lines of credit	5,008	1,386	9,856	2,544
Residual interest financing	1,050	1,050	2,100	2,144
Subordinated renewable notes	477	590	985	1,210
Interest expense	$35,706	$18,771	$68,465	$35,171

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2023 and 2022 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)

Weighted average number of common shares outstanding during the period used to compute basic earnings per share	20,866	21,370	20,643	21,296

Incremental common shares attributable to exercise of outstanding options and warrants	4,507	6,317	4,741	6,647

Weighted average number of common shares used to compute diluted earnings per share	25,373	27,687	25,384	27,943

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2023 would have included an additional 1.5 million and 1.5 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2022, 824,000 and 692,000 shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of June 30, 2023, and December 31, 2022, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $7.4 million as of June 30, 2023 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $7.4 million consists of approximately $4.8 million of net U.S. federal deferred tax assets and $2.6 million of net state deferred tax assets.

Income tax expense was $4.7 million and $9.3 million for the three months and six months ended June 30, 2023, representing effective income tax rates of 25%, compared to income tax expense of $8.9 million and $17.1 million for the three months and six months ended June 30, 2022, and represents an effective income tax rates of 26% and 27% respectively.

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

Wage and Hour Claim. On September 24, 2018, a former employee filed a lawsuit against us in the Superior Court of Orange County, California, alleging that we incorrectly classified our sales representatives as outside salespersons exempt from overtime wages, mandatory break periods and certain other employee protective provisions of California and federal law. The complaint seeks injunctive relief, an award of unpaid wages, liquidated damages, and attorney fees and interest. The plaintiff purports to act on behalf of a class of similarly situated employees and ex-employees. We believe that our compensation practices with respect to our sales representatives are compliant with applicable law. In August 2023, the parties settled by agreement the claims of the plaintiff and a California settlement class and the settlement remains subject to final court approval.

Massachusetts Civil Investigative Demand. In September 2021, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the Company’s communications with and repossession notices sent to Massachusetts customers. We are cooperating with the inquiry.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of June 30, 2023, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of June 30, 2023 is $3.8 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of June 30, 2023 does not exceed $7.3 million.

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

For the quarter ended June 30, 2023, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Balance at beginning of period	$2,575,117	$1,903,857	$2,476,617	$1,749,098
Finance receivables at fair value acquired during period	305,450	511,068	658,048	904,475
Payments received on finance receivables at fair value	(215,314)	(215,930)	(421,940)	(425,774)
Net interest income accretion on fair value receivables	(46,833)	(29,562)	(94,305)	(60,766)
Mark to fair value	–	4,700	–	7,100
Balance at end of period	$2,618,420	$2,174,133	$2,618,420	$2,174,133

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	June 30, 2023		December 31, 2022
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$2,857,205	$2,618,420	$2,701,184	$2,476,617

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	June 30,	December 31,		June 30,	December 31,
	2023	2022	Unobservable	2023	2022
	(In thousands)
Assets:
Finance receivables measured at fair value	$2,618,420	$2,476,617	Discount rate	11.0% - 11.5%	11.0% - 11.3%
			Cumulative net losses	10.0% - 21.5%	13.4% - 19.4%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(In thousands)
Delinquency Status
Current	$2,531,445	$2,375,271
31 - 60 days	180,284	184,968
61 - 90 days	74,963	72,390
91 + days	28,619	29,048
Repo	41,894	39,507
	$2,857,205	$2,701,184

Repossessed vehicle inventory, which is included in Other Assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2023 the finance receivables related to the repossessed vehicles in inventory totaled $1.0 million. We have applied a valuation adjustment, or loss allowance, of $655,000, which is based on a recovery rate of approximately 35%, resulting in an estimated fair value and carrying amount of $348,000. The fair value and carrying amount of the repossessed inventory at December 31, 2022 was $1.9 million after applying a valuation adjustment of $1.3 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended June 30, 2023 and 2022.

The estimated fair values of financial assets and liabilities at June 30, 2023 and December 31, 2022, were as follows:

	As of June 30, 2023
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$7,081	$7,081	$–	$–	$7,081
Restricted cash and equivalents	148,063	148,063	–	–	148,063
Finance receivables, net	46,359	–	–	42,495	42,495
Accrued interest receivable	93	–	–	93	93
Liabilities:
Warehouse lines of credit	$245,272	$–	$–	$245,272	$245,272
Residual interest financing	49,749			49,749	49,749
Accrued interest payable	7,243	–	–	7,243	7,243
Securitization trust debt	2,225,072	–	–	2,137,162	2,137,162
Subordinated renewable notes	21,204	–	–	21,204	21,204

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2022
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,490	$13,490	$–	$–	$13,490
Restricted cash and equivalents	149,299	149,299	–	–	149,299
Finance receivables, net	70,551	–	–	60,063	60,063
Accrued interest receivable	649	–	–	649	649
Liabilities:
Warehouse lines of credit	$285,328	$–	$–	$285,328	$285,328
Accrued interest payable	6,190	–	–	6,190	6,190
Securitization trust debt	2,108,744	–	–	1,957,995	1,957,995
Subordinated renewable notes	25,263	–	–	25,263	25,263

(10) Subsequent Events

On July 25, 2023 we executed our third securitization of 2023. In the transaction, qualified institutional buyers purchased $291.7 million of asset-backed notes secured by $312.7 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2023-C, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 7.13%.

The 2023-C transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 6.70%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 9.70% of the original receivable pool balance, or 21.50% of the then outstanding pool balance. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2023, we have originated a total of approximately $20.7 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,845,385	3,001,308
Six months ended June 30, 2023	733,537	3,150,108

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the six months ended June 30, 2023, we originated $70.8 million under this third-party program. As of June 30, 2023, our managed portfolio includes $239.8 million of such third-party receivables.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically (i) recognize interest and fee income on the contracts, and (ii) recognize interest expense on the securities issued in the transaction. For automobile contracts acquired after 2017 we take account of estimated credit losses in our computation of a level yield used to determine recognition of interest on the contracts. For contracts acquired before 2018, we adopted CECL on January 1, 2020 and we may, as circumstances warrant, record or reverse expense provisions for credit losses.

Since 1994 we have conducted 97 term securitizations of automobile contracts that we originated. As of June 30, 2023, 18 of those securitizations are active and all are structured as secured financings. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2020, we closed only three term securitization transactions in that calendar year rather than four.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2017	4	$870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
Six months ended June 30, 2023	2	732,733

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2023, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2023 with the three months ended June 30, 2022

Revenues.  During the three months ended June 30, 2023, our revenues were $84.9 million, an increase of $2.9 million, or 3.5%, from the prior year revenue of $82.0 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the prior year period include a $4.7 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. Our evaluation of the finance receivables measured at fair value resulted in no mark up or mark down to the fair value portfolio in the current year period.

Interest income for the three months ended June 30, 2023 increased $7.0 million, or 9.2%, to $82.6 million from $75.7 million in the prior year. The primary reason for the increase in interest income is the 17.6% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio decreased from 12.3% in the prior year period to 11.4% in the current year period. The receivables measured at fair value make up a larger portion of our total loan portfolio in the current year period and this is the primary reason for the decrease in total interest yield. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$2,903,988	$82,637	11.4%	$2,469,955	$75,670	12.3%

Other income was $2.2 million for the three months ended June 30, 2023 compared to $1.6 million for the comparable period in 2022. This 34.8% increase was primarily driven by the increase in origination and servicing fees we earned from third party receivables. These fees were $1.9 million for the quarter ended June 30, 2023 compared to $1.2 million in the prior year period.

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

Total operating expenses were $66.3 million for the three months ended June 30, 2023, compared to $47.8 million for the prior period, an increase of $18.5 million, or 38.6%. The increase is primarily due to increases in interest expense and general and administrative expenses.

Employee costs were $21.1 million during the three months ended June 30, 2023 compared to $20.6 million for the same quarter in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
	(Dollars in millions)
Contracts purchased (dollars)	$318.4	$548.1
Contracts purchased (units)	15,296	23,261
Managed portfolio outstanding (dollars)	$2,910.3	$2,650.9
Managed portfolio outstanding (units)	176,458	167,146

Number of Originations staff	165	194
Number of Sales staff	102	132
Number of Servicing staff	448	405
Number of other staff	88	68
Total number of employees	803	799

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $11.8 million, an increase of $3.5 million from $8.3 million in the prior year period.

Interest expense for the three months ended June 30, 2023 was $35.7 million and represented 53.9% of total operating expenses, compared to $18.8 million in the previous year, when it was 39.3% of total operating expenses.

Interest on securitization trust debt increased by $13.4 million for the three months ended June 30, 2023 compared to the prior period. The average balance of securitization trust debt increased to $2,333.0 million for the three months ended June 30, 2023 compared to $2,037.3 million for the three months ended June 30, 2022. The annualized average rate on our securitization trust debt was 5.0% for the three months ended June 30, 2023 compared to 3.1% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Period	Blended Cost of Funds
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%

Interest expense on warehouse credit line debt increased by $3.6 million to $5.0 million for the three months ended June 30, 2023 compared to $1.4 million in the prior year period. The increase was due to the higher utilization of our credit lines and higher rates on credit line debt during the quarter compared to last year. The average balance of our warehouse debt was $193.4 million during the three months ended June 30, 2023 compared to $85.6 million for the same period in 2022. The annualized average rate on our credit line debt was 10.4% for the three months ended June 30, 2023 compared to 6.5% in the prior year period.

Interest expense on subordinated renewable notes was $477,000 for the three months ended June 30, 2023. The average balance of the outstanding subordinated debt decreased by $4.5 million to $22.2 million for the three months ended June 30, 2023 compared to $26.7 million for the prior year. The average yield of subordinated notes decreased to 8.6% compared to 8.8% in the prior period.

In June 2021, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. Interest expense on this residual interest financing was $1.1 million for the three months ended June 30, 2023 and 2022.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan Portfolio	$2,903,988	$82,637	11.4%	$2,469,955	$75,670	12.3%

Interest Bearing Liabilities
Warehouse lines of credit	$193,408	$5,008	10.4%	$85,598	$1,387	6.5%
Residual interest financing	50,000	1,050	8.4%	50,000	1,050	8.4%
Securitization trust debt	2,332,997	29,171	5.0%	2,037,327	15,745	3.1%
Subordinated renewable notes	22,208	477	8.6%	26,688	590	8.8%
	$2,598,613	35,706	5.5%	$2,199,613	18,772	3.4%

Net interest income/spread		$46,931			$56,898
Net interest yield (2)			5.9%			8.9%

Ratio of average interest earning assets to average interest bearing liabilities			112%			112%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2023 Compared to June 30, 2022
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan Portfolio	$6,967	$8,894	$(1,927)

Interest Bearing Liabilities
Warehouse lines of credit	3,621	1,735	1,886
Residual interest financing	–	–	–
Securitization trust debt	13,426	2,344	11,082
Subordinated renewable notes	(113)	(102)	(11)
	16,934	3,977	12,957

Net interest income/spread	$(9,967)	$4,917	$(14,884)

For the three months ended June 30, 2023, we recorded a reduction to provision for credit losses on finance receivables in the amount of $9.7 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $8.0 million in reductions to provision for credit losses for the three months ended June 30, 2022.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of June 30, 2023.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense decreased to $5.5 million during the three months ended June 30, 2023 from $5.8 million in the same quarter in 2022. We purchased $318.4 million of new contracts during the three months ended June 30, 2023 compared to $548.1 million in the prior year period.

Occupancy expenses was $1.6 million for the three months ending June 30, 2023, which is down from the $1.9 million in the first quarter of 2022.

Depreciation and amortization expenses decreased to $211,000 compared to $385,000 in the previous year.

For the three months ended June 30, 2023, we recorded income tax expense of $4.6 million, representing a 25% effective tax rate. In the prior period, our income tax expense was $8.9 million, representing a 26% effective tax rate.

Comparison of Operating Results for the six months ended June 30, 2023 with the six months ended June 30, 2022

Revenues.  During the six months ended June 30, 2023, our revenues were $168.0 million, an increase of $11.6 million, or 7.4%, from the prior year revenue of $156.4 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the prior year period include a $7.1 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. Our evaluation of the finance receivables measured at fair value resulted in no mark up or mark down to the fair value portfolio in the current year period.

Interest income for the six months ended June 30, 2023 increased $17.0 million, or 11.6%, to $162.7 million from $145.7 million in the prior year. The primary reason for the increase in interest income is the 21.4% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio decreased from 12.3% in the prior year period to 11.3% in the current year period. The receivables measured at fair value make up a larger portion of our total loan portfolio in the current year period and this is the primary reason for the decrease in total interest yield. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023			2022
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$2,880,293	$162,699	11.3%	$2,371,719	$145,730	12.3%

Other income was $5.3 million for the six months ended June 30, 2023 compared to $3.6 million for the comparable period in 2022. This 48.0% increase was primarily driven by the increase in origination and servicing fees we earned from third party receivables. These fees were $4.6 million for the six months ended June 30, 2023 compared to $2.3 million in the prior year period.

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

Total operating expenses were $130.9 million for the six months ended June 30, 2023, compared to $92.8 million for the prior period, an increase of $38.1 million, or 41.0%. The increase is primarily due to increases in interest expense and general and administrative expenses.

Employee costs were $43.2 million during the six months ended June 30, 2023 compared to $42.7 million for the same period in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Contracts purchased (dollars)	$733.5	$958.1
Contracts purchased (units)	36,184	41,059
Managed portfolio outstanding (dollars)	$2,910.3	$2,650.9
Managed portfolio outstanding (units)	176,458	167,146

Number of Originations staff	165	194
Number of Sales staff	102	132
Number of Servicing staff	448	405
Number of other staff	88	68
Total number of employees	803	799

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $23.2 million for the six months ended June 30, 2023, an increase of $6.7 million from $16.5 million in the prior year period.

Interest expense for the six months ended June 30, 2023 was $68.5 million, compared to $35.2 million in the previous year, an increase of $33.3 million.

Interest on securitization trust debt increased by $26.3 million for the six months ended June 30, 2023 compared to the prior period. The average balance of securitization trust debt increased to $2,308.0 million for the six months ended June 30, 2023 compared to $1,922.9 million for the six months ended June 30, 2022. The annualized average rate on our securitization trust debt was 4.8% for the six months ended June 30, 2023 compared to 3.0% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%

Interest expense on warehouse credit line debt increased by $7.3 million to $9.9 million for the six months ended June 30, 2023 compared to $2.5 million in the prior year period. The increase was due to the higher utilization of our credit lines and higher rates on the debt during the six month period compared to last year. The average balance of our warehouse debt was $194.2 million during the six months ended June 30, 2023 compared to $76.1 million for the same period in 2022. The annualized average rate on our credit line debt was 10.2% for the six months ended June 30, 2023 compared to 6.7% in the prior year period.

Interest expense on subordinated renewable notes was $985,000 for the six months ended June 30, 2023. The average balance of the outstanding subordinated debt decreased by $3.5 million to $23.2 million for the six months ended June 30, 2023 compared to $26.6 million for the prior year. The average yield of subordinated notes decreased to 8.5% compared to 9.1% in the prior period.

In June 2021, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. Interest expense on this residual interest financing was $2.1 million for the six months ended June 30, 2023 and 2022.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023			2022
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	$2,880,293	$162,699	11.3%	$2,371,719	$145,730	12.3%

Interest Bearing Liabilities
Warehouse lines of credit	$194,159	9,856	10.2%	$76,085	2,544	6.7%
Residual interest financing	50,000	2,100	8.4%	50,984	2,144	8.4%
Securitization trust debt	2,308,128	55,524	4.8%	1,922,914	29,273	3.0%
Subordinated renewable notes	23,158	985	8.5%	26,607	1,210	9.1%
	$2,575,445	68,465	5.3%	$2,076,590	35,171	3.4%

Net interest income/spread		$94,234			$110,559
Net interest yield (2)			6.0%			8.9%

Ratio of average interest earning assets to average interest bearing liabilities			112%			114%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2023 Compared to June 30, 2022
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan portfolio	$16,969	$27,468	$(10,499)
Interest Bearing Liabilities
Warehouse lines of credit	7,312	584	6,728
Residual interest financing	(44)	(38)	(6)
Securitization trust debt	26,251	(14,523)	40,774
Subordinated renewable notes	(225)	(90)	(135)
	33,294	(14,067)	47,361

Net interest income/spread	$(16,325)	$41,535	$(57,860)

For the six months ended June 30, 2023, we recorded a reduction to provision for credit losses on finance receivables in the amount of $18.7 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $17.4 million in reductions to provision for credit losses for the six months ended June 30, 2022.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of June 30, 2023.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense was $11.2 million for the six months ended June 30, 2023 and 2022. We purchased $733.5 million of new contracts during the six months ended June 30, 2023 compared to $958.1 million in the prior year period.

Occupancy expenses was $3.2 million for the six months ending June 30, 2023, which is down from $3.8 million for the same period in 2022.

Depreciation and amortization expenses decreased to $442,000 compared to $802,000 in the previous year.

For the six months ended June 30, 2023, we recorded income tax expense of $9.3 million, representing a 25% effective tax rate. In the prior period, our income tax expense was $17.1 million, representing a 27% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	June 30, 2023		June 30, 2022		December 31, 2022
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	176,458	$2,910,288	162,296	$2,554,855	170,658	$2,795,383
Period of delinquency (2)
31-60 days	12,273	189,384	10,721	149,520	13,434	201,764
61-90 days	5,261	79,302	4,096	54,505	5,481	80,145
91+ days	2,082	29,707	1,302	16,996	2,148	31,036
Total delinquencies (2)	19,616	298,393	16,119	221,021	21,063	312,946
Amount in repossession (3)	2,920	42,897	2,028	26,988	2,904	41,401
Total delinquencies and amount in repossession (2)	22,536	$341,290	18,147	$248,009	23,967	$354,347

Delinquencies as a percentage of gross servicing portfolio	11.1%	10.3%	9.9%	8.7%	12.3%	11.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	12.8%	11.7%	11.2%	9.7%	14.0%	12.7%

Extension Experience
Contracts with one extension, accruing	31,878	$575,139	23,231	$341,794	27,584	$464,323
Contracts with two or more extensions, accruing	39,569	464,605	41,636	445,839	38,714	417,682
	71,447	1,039,744	64,867	787,633	66,298	882,005

Contracts with one extension, non-accrual (4)	1,338	22,497	643	8,946	981	14,792
Contracts with two or more extensions, non-accrual (4)	1,236	13,821	1,355	15,009	1,485	15,395
	2,574	36,318	1,998	23,955	2,466	30,187

Total contracts with extensions	74,021	$1,076,062	66,865	$811,588	68,764	$912,192

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	June 30,	June 30,	December 31,
	2023	2022	2022
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,903,988	$2,469,955	$2,539,110
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.3%	3.6%	4.5%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2023 and June 30, 2022 percentages represent three months ended June 30, 2023 and June 30, 2022 annualized. December 31, 2022 represents 12 months ended December 31, 2022.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2023, for accounts that received extensions from 2010 through 2022:

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2023	% Active or Paid Off at June 30, 2023	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2010	26,167	12,159	46.5%	12,006	45.9%	1,999	7.6%	19
2011	18,786	10,972	58.4%	6,882	36.6%	932	5.0%	19
2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18
2013	23,398	11,143	47.6%	11,279	48.2%	976	4.2%	23
2014	25,773	10,475	40.6%	14,472	56.2%	826	3.2%	25
2015	53,319	22,279	41.8%	29,958	56.2%	1,082	2.0%	26
2016	80,897	36,449	45.1%	42,515	52.6%	1,933	2.4%	26
2017	133,881	60,432	45.1%	66,523	49.7%	6,926	5.2%	22
2018	121,531	64,608	53.2%	50,916	41.9%	6,007	4.9%	19
2019	71,548	49,448	69.1%	20,158	28.2%	1,942	2.7%	18
2020	83,170	62,322	74.9%	14,593	17.5%	2,099	2.5%	15
2021	47,029	38,041	80.9%	7,273	15.5%	1,236	2.6%	11
2022	56,271	50,133	89.1%	4,054	7.2%	1,955	3.5%	8

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2019, 69.1% were either paid in full or active and performing as of June 30, 2023. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
	2023	2022	2022

Average number of extensions granted per month	6,342	4,164	4,869

Average number of outstanding accounts	174,937	157,273	162,264

Average monthly extensions as % of average outstandings	3.6%	2.6%	3.0%

______________________

Note: Table excludes portfolios originated and owned by third parties

	June 30, 2023		June 30, 2022		December 31, 2022
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	33,216	$597,635	23,874	$350,740	28,565	$479,114
Contracts with two extensions	15,797	238,071	14,125	177,498	13,730	180,547
Contracts with three extensions	9,426	108,609	10,692	121,038	9,837	108,986
Contracts with four extensions	7,269	69,027	8,543	84,683	7,938	76,219
Contracts with five extensions	5,284	43,004	5,819	50,235	5,425	45,519
Contracts with six extensions	3,029	19,715	3,812	27,393	3,269	21,806
	74,021	$1,076,061	66,865	$811,587	68,764	$912,191

Managed portfolio (excluding originated and owned by 3rd parties)	166,370	$2,687,308	162,296	$2,554,855	154,151	$2,209,430

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

Net cash provided by operating activities for the six-month period ended June 30, 2023 was $120.7 million, a decrease of $1.0 million, compared to net cash provided by operating activities for the six-month period ended June 30, 2022 of $119.7 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $193.1 million for the six months ended June 30, 2023 compared to $398.4 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $658.0 million and $904.5 million during the first six months of 2023 and 2022, respectively.

Net cash provided by financing activities for the six months ended June 30, 2023 was $64.8 million compared to $270.5 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2023, we issued $657.7 million in new securitization trust debt compared to $712.4 million for the same period in 2022. We repaid $541.0 million in securitization trust debt in the six months ended June 30, 2023 compared to repayments of securitization trust debt of $536.8 million in the prior year period. In the six months ended June 30, 2023, we had net repayments on warehouse lines of credit of $41.0 million, compared to net advances from warehouse lines of credit of $124.6 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2023, we had unrestricted cash of $7.1 million and $154.7 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2023, we had approximately $23.5 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the six-month period ended June 30, 2023, we completed two securitizations aggregating $657.7 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2023, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2023, we had approximately $2,541.3 million of debt outstanding. Such debt consisted primarily of $2,225.1 million of securitization trust debt and $245.3 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $116.3 million while our warehouse lines of credit debt has decreased by $40.0 million since December 31, 2022 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $21.2 million and $25.3 million in subordinated renewable notes outstanding at June 30, 2023 and December 31, 2022, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of June 30, 2023, all $50.0 million of this debt remains outstanding.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2023, we had approximately $2,541.3 million of debt outstanding. Such debt consisted primarily of $2,225.1 million of securitization trust debt and $245.3 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $116.3 million while our warehouse lines of credit debt has decreased by $40.0 million since December 31, 2022 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $21.2 million and $25.3 million in subordinated renewable notes outstanding at June 30, 2023 and December 31, 2022, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of June 30, 2023, all $50.0 million of this debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we repurchased 301,017 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2023	158,160	$9.83	158,160	$4,044,567
May 2023	125,415	10.73	125,415	$2,699,239
June 2023	17,442	11.62	17,442	$2,496,497
Total	301,017	$10.31	301,017

____________________

(1)	Each monthly period is the calendar month.
(2)	Through June 30, 2023, our board of directors had authorized the purchase of up to $103.2 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

Date: August 8, 2023

By: /s/   CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

Chief Executive Officer

(Principal Executive Officer)

Date: August 8, 2023

By: /s/   DENESH BHARWANI

Denesh Bharwani

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

