Form 10-Q
period 2023-09-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2023-11-09
CIK 889609

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023 the registrant had 21,120,270 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$8,306	$13,490
Restricted cash and equivalents	133,787	149,299
Finance receivables measured at fair value	2,671,540	2,476,617

Finance receivables	38,493	92,304
Less: Allowance for finance credit losses	(4,228)	(21,753)
Finance receivables, net	34,265	70,551

Furniture and equipment, net	1,295	1,660
Deferred tax assets, net	5,763	10,177
Other assets	25,892	30,974
	$2,880,848	$2,752,768

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$62,309	$55,421
Warehouse lines of credit	240,384	285,328
Residual interest financing	49,812	49,623
Securitization trust debt	2,243,284	2,108,744
Subordinated renewable notes	19,163	25,263
	2,614,952	2,524,379

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,113,152 and 20,131,323 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	28,257	28,906
Retained earnings	240,670	202,514
Accumulated other comprehensive loss	(3,031)	(3,031)
	265,896	228,389

	$2,880,848	$2,752,768

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Interest income	$83,261	$79,817	$245,960	$225,547
Mark to finance receivables measured at fair value	6,000	8,183	6,000	15,283
Other income	2,818	2,305	8,077	5,859
	92,079	90,305	260,037	246,689

Expenses:
Employee costs	21,812	20,671	64,991	63,414
General and administrative	13,045	9,408	36,224	25,920
Interest	37,889	23,483	106,354	58,654
Provision for credit losses	(2,000)	(6,000)	(20,700)	(23,400)
Sales	5,330	5,962	16,517	17,186
Occupancy	1,586	2,031	4,756	5,820
Depreciation and amortization	199	406	642	1,207
	77,861	55,961	208,784	148,801
Income before income tax expense	14,218	34,344	51,253	97,888
Income tax expense	3,839	8,931	13,097	26,040
Net income	$10,379	$25,413	$38,156	$71,848

Earnings per share:
Basic	$0.49	$1.22	$1.83	$3.39
Diluted	0.41	0.95	1.51	2.61

Number of shares used in computing earnings per share:
Basic	21,154	20,911	20,815	21,166
Diluted	25,218	26,654	25,331	27,512

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$10,379	$25,413	$38,156	$71,848

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$10,379	$25,413	$38,156	$71,848

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$38,156	$71,848
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	143,949	97,462
Depreciation and amortization	642	1,207
Amortization of deferred financing costs	7,264	5,860
Mark to finance receivables measured at fair value	(6,000)	(15,283)
Provision for credit losses	(20,700)	(23,400)
Stock-based compensation expense	2,634	2,966
Changes in assets and liabilities:
Deferred tax assets, net	4,414	5,005
Other assets	4,671	5,252
Accounts payable and accrued expenses	6,888	13,827
Net cash provided by operating activities	181,918	164,744

Cash flows from investing activities:
Payments received on finance receivables held for investment	56,986	109,894
Purchases of finance receivables measured at fair value	(958,587)	(1,311,735)
Payments received on finance receivables at fair value	625,715	635,401
Change in repossessions held in inventory	411	1,694
Purchase of furniture and equipment	(277)	(1,778)
Net cash used in investing activities	(275,752)	(566,524)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	949,385	1,104,000
Proceeds from issuance of subordinated renewable notes	–	4,004
Payments on subordinated renewable notes	(6,100)	(3,214)
Net proceeds from (repayments of) warehouse lines of credit	(46,407)	139,477
Net proceeds from (repayment of) residual interest financing debt	–	(4,311)
Repayment of securitization trust debt	(814,473)	(804,774)
Payment of financing costs	(5,984)	(10,407)
Purchase of common stock	(19,116)	(41,535)
Exercise of options and warrants	15,833	14,698
Net cash provided by financing activities	73,138	397,938
Increase in cash and cash equivalents	(20,696)	(3,842)
Cash and restricted cash at beginning of period	162,789	176,548
Cash and restricted cash at end of period	$142,093	$172,706

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$97,812	$51,300
Income taxes	$4,389	$13,977

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Common Stock (Shares Outstanding)
Balance, beginning of period	21,152	21,207	20,131	21,144
Common stock issued upon exercise of options and warrants	27	79	2,832	2,974
Repurchase of common stock	(66)	(679)	(1,850)	(3,511)
Balance, end of period	21,113	20,607	21,113	20,607

Common Stock
Balance, beginning of period	$27,937	$36,947	$28,906	$55,298
Common stock issued upon exercise of options and warrants	155	282	15,833	14,698
Repurchase of common stock	(652)	(7,250)	(19,116)	(41,535)
Stock-based compensation	817	1,448	2,634	2,966
Balance, end of period	$28,257	$31,427	$28,257	$31,427

Retained Earnings
Balance, beginning of period	$230,291	$162,966	$202,514	$116,531
Net income	10,379	25,413	38,156	71,848
Balance, end of period	$240,670	$188,379	$240,670	$188,379

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(3,031)	$(1,622)	$(3,031)	$(1,622)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(3,031)	$(1,622)	$(3,031)	$(1,622)
Total Shareholders' Equity	$265,896	$218,184	$265,896	$218,184

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine-month period ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Origination and servicing fees from third party receivables	$2,546	$2,016	$7,207	$4,268
Direct mail revenues	–	–	–	774
Sales tax refunds	256	209	780	512
Other	16	80	90	305
Other income for the period	$2,818	$2,305	$8,077	$5,859

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	September 30,	December 31,
	2023	2022
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$29,575	$28,397
Less: Accumulated amortization right-of-use assets	(25,673)	(22,613)
Operating lease right-of-use assets, net	$3,902	$5,784

Operating lease liabilities	$(4,222)	$(6,234)

Finance Leases
Property and equipment, at cost	$3,454	$3,407
Less: Accumulated depreciation	(3,373)	(3,301)
Property and equipment, net	$81	$106

Finance lease liabilities	$(85)	$(177)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending September 30,	Lease	Lease
2023	$1,365	$12
2024	1,787	37
2025	737	20
2026	455	11
2027	452	11
Thereafter	565	1
Total undiscounted lease payments	5,361	92
Less amounts representing interest	(1,139)	(7)
Lease Liability	$4,222	$85

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Operating lease cost	$1,410	$1,767	$4,181	$5,288
Finance lease cost	18	257	144	813
Total lease cost	$1,428	$2,024	$4,325	$6,101

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,410	$1,921	$4,181	$5,616
Operating cash flows from finance leases	17	249	139	776
Financing cash flows from finance leases	1	8	5	36

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and nine months ended September 30, 2023, we recorded stock-based compensation costs in the amount of $816,000 and $2.6 million, respectively. These stock-based compensation costs were $1.4 million and $3.0 million for the three and nine months ended September 30, 2022. As of September 30, 2023, unrecognized stock-based compensation costs to be recognized over future periods equaled $6.8 million. This amount will be recognized as expense over a weighted-average period of 2.0 years.

The following represents stock option activity for the nine months ended September 30, 2023:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	11,167	$5.21	N/A
Granted	–	–	N/A
Exercised	(2,832)	5.59	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	8,335	$5.08	3.36 years

Options exercisable at the end of period	6,250	$4.30	2.80 years

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the price distribution of stock options outstanding and exercisable for the years ended September 30, 2023 and December 31, 2022:

	Number of shares as of		Number of shares as of
	September 30, 2023		December 31, 2022
	Outstanding	Exercisable	Outstanding	Exercisable
	(In thousands)		(In thousands)
Range of exercise prices:
$2.00 - $2.99	1,440	1,105	1,445	775
$3.00 - $3.99	2,533	2,533	3,785	3,495
$4.00 - $4.99	2,659	2,034	2,739	1,802
$5.00 - $5.99	–	–	–	–
$6.00 - $6.99	–	–	740	740
$7.00 - $7.99	–	–	748	748
$10.00 - $10.99	1,703	578	1,710	210
Total shares	8,335	6,250	11,167	7,770

At September 30, 2023 the aggregate intrinsic value of options outstanding and exercisable was $35.3 million and $30.5 million, respectively. There were 2.8 million options exercised for the nine months ended September 30, 2023 compared to 3.0 million for the comparable period in 2022. The total intrinsic value of options exercised was $13.5 million and $23.1 million for the nine-month periods ended September 30, 2023 and 2022. There were 2,661,000 shares available for future stock option grants under existing plans as of September 30, 2023.

Purchases of Company Stock

The table below describes the purchase of our common stock for the nine-month ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	625,887	$11.20	2,617,548	$11.20
Shares redeemed upon net exercise of stock options	1,224,673	13.56	893,153	13.56
Total stock purchases	1,850,560	$11.80	3,510,701	$11.80

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2023, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Automobile finance receivables, net of unearned interest was $38.5 million and $92.3 million as of September 30, 2023 and December 31, 2022, respectively. The following table summarizes the delinquency status of finance receivables as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(In thousands)
Delinquency Status
Current	$25,805	$65,764
31-60 days	7,167	16,796
61-90 days	4,086	7,756
90+ days	1,435	1,988
Balance at end of period	$38,493	$92,304

Finance receivables totaling $1.4 million and $2.0 million at September 30, 2023 and December 31, 2022, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
	2023	2022
	(In thousands)
Annual Vintage Pool
2014 and prior	$595	$1,865
2015	2,748	8,627
2016	11,243	28,632
2017	23,907	53,180
	$38,493	$92,304

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Balance at beginning of period	$5,721	$35,672	$21,753	$56,206
Provision for credit losses on finance receivables	(2,000)	(6,000)	(20,700)	(23,400)
Charge-offs	(1,477)	(4,375)	(6,391)	(14,181)
Recoveries	1,984	2,699	9,566	9,371
Balance at end of period	$4,228	$27,996	$4,228	$27,996

The following table presents the gross charge-offs by year of origination of our finance receivables for the three-month and nine-month ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Annual Vintage Pool	(In thousands)		(In thousands)
2014 and prior	$43	$261	$251	$795
2015	129	602	870	2,343
2016	568	1,598	2,602	5,136
2017	948	2,072	3,548	6,304
Applied against repos in inventory (net)	(211)	(158)	(880)	(397)
	$1,477	$4,375	$6,391	$14,181

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

	September 30,	December 31,
	2023	2022
	(In thousands)
Gross balance of repossessions in inventory	$604	$1,894
Allowance for losses on repossessed inventory	(444)	(1,323)
Net repossessed inventory included in other assets	$160	$571

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2023 (2)	Principal	2023	2022	2023
	(Dollars in thousands)
CPS 2018-A	March 2025	$–	$190,000	$–	$12,939	–
CPS 2018-B	December 2024	–	201,823	–	17,077	–
CPS 2018-C	September 2025	–	230,275	–	20,222	0.00%
CPS 2018-D	June 2025	–	233,730	–	25,563	0.00%
CPS 2019-A	March 2026	21,838	254,400	16,739	32,898	5.81%
CPS 2019-B	June 2026	24,211	228,275	19,935	33,897	5.82%
CPS 2019-C	September 2026	29,160	243,513	24,635	41,515	4.90%
CPS 2019-D	December 2026	38,268	274,313	33,693	53,625	4.28%
CPS 2020-A	March 2027	36,578	260,000	31,769	52,705	4.67%
CPS 2020-B	June 2027	42,170	202,343	27,649	41,736	6.88%
CPS 2020-C	November 2027	58,424	252,200	49,298	72,894	3.81%
CPS 2021-A	March 2028	62,378	230,545	44,128	72,076	1.74%
CPS 2021-B	June 2028	78,721	240,000	65,432	101,206	2.31%
CPS 2021-C	September 2028	117,555	291,000	98,915	147,593	1.92%
CPS 2021-D	December 2028	160,217	349,202	143,583	209,277	2.36%
CPS 2022-A	April 2029	177,253	316,800	155,921	222,613	2.65%
CPS 2022-B	October 2029	267,738	395,600	237,944	325,907	4.64%
CPS 2022-C	April 2030	304,257	391,600	255,748	346,714	5.62%
CPS 2022-D	June 2030	255,071	307,018	227,124	292,461	7.73%
CPS 2023-A	August 2030	177,253	324,768	255,056	–	6.25%
CPS 2023-B	November 2030	267,738	332,885	293,825	–	6.53%
CPS 2023-C	February 2031	304,257	291,732	276,438	–	6.61%
		$2,423,087	$6,042,022	$2,257,832	$2,122,918

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $201.0 million in 2023, $844.3 million in 2024, $529.7 million in 2025, $317.1 million in 2026, $206.2 million in 2027, $119.0 million in 2028, and $26.0 million in 2029.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $14.5 million and $14.2 million as of September 30, 2023 and December 31, 2022, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of September 30, 2023, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2023, restricted cash under the various agreements totaled approximately $142.1 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at September 30, 2023 and December 31, 2022 are summarized below:

			Amount Outstanding at
			September 30,	December 31,
			2023	2022
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	3.00% over one month Libor (Minimum 3.75%) 8.59% and 7.48% at September 30, 2023 and December 31, 2022, respectively	July 2024	$163,462	$150,293

	4.15% over a commercial paper rate (Minimum 5.15%) 9.60% and 8.60% at September 30, 2023, and December 31, 2022, respectively	January 2024	78,009	137,585

Residual interest financing	7.86%	June 2026	50,000	50,000

Subordinated renewable notes	Weighted average rate of 8.16% and 7.82% at September 30, 2023 and December 31, 2022, respectively	Weighted average maturity of July 2025 and October 2024 at September 30, 2023 and December 31, 2022, respectively	19,163	25,263

			$310,634	$363,141

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. There was $163.5 million outstanding under this facility at September 30, 2023. On June 28, 2022, we increased the capacity of its credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. The revolving period for this facility was extended to January 2024 followed by an amortization period through January 2028 for any receivables pledged at the end of the revolving period.

On July 15, 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. There was $78.0 million outstanding under this facility at September 30, 2023. The revolving period for this facility was extended to July 2024 followed by an amortization period through July 2025 for any receivables pledged at the end of the revolving period.

Unamortized debt issuance costs of $188,000 and $377,000 as of September 30, 2023 and December 31, 2022, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.1 million and $2.6 million as of September 30, 2023 and December 31, 2022, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Interest on finance receivables	$3,769	$7,620	$12,809	$28,766
Interest on finance receivables at fair value	77,848	71,734	228,641	196,204
Other interest income	1,644	463	4,510	577

Interest income	$83,261	$79,817	$245,960	$225,547

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Securitization trust debt	$31,734	$18,519	$87,258	$47,792
Warehouse lines of credit	4,665	3,342	14,521	5,887
Residual interest financing	1,050	1,050	3,149	3,193
Subordinated renewable notes	440	572	1,426	1,782

Interest expense	$37,889	$23,483	$106,354	$58,654

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2023 and 2022 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,154	20,911	20,815	21,166

Incremental common shares attributable to exercise of outstanding options and warrants	4,064	5,743	4,516	6,346

Weighted average number of common shares used to compute diluted earnings per share	25,218	26,654	25,331	27,512

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2023 would have included an additional 1.5 million and 1.5 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2022, 1.7 million and 1.0 million shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of September 30, 2023, and December 31, 2022, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $5.8 million as of September 30, 2023 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $5.8 million consists of approximately $3.5 million of net U.S. federal deferred tax assets and $2.3 million of net state deferred tax assets.

Income tax expense was $3.8 million and $13.1 million for the three months and nine months ended September 30, 2023, representing effective income tax rates of 27% and 26% respectively, compared to income tax expense of $8.9 million and $26.0 million for the three months and nine months ended September 30, 2022, and represents an effective income tax rates of 26% and 27% respectively.

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

Following our filing of a complaint for a deficiency judgment in the Superior Court at Waterbury, Connecticut, the defendant filed a cross-claim on October 16, 2019 alleging that our deficiency notices were not compliant with Connecticut law, and seeking relief on behalf of a class of Connecticut obligors whose vehicles we had repossessed. The complaint seeks primarily damages, injunctive relief, waiver of contract deficiencies, and attorney fees and interest. The defendant’s contract provided for resolution of disputes exclusively by arbitration, and exclusively on an individual basis, not a class basis. Nevertheless, in August 2021, the court denied our motion to compel arbitration, without opinion. In April 2022, a motion for certification of a class was filed but has not been ruled upon. It is reasonable to expect that resolution of these claims will be on a class basis.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of September 30, 2023, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of September 30, 2023 is $3.8 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of September 30, 2023 does not exceed $7.3 million.

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

For the quarter ended September 30, 2023, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Balance at beginning of period	$2,618,420	$2,174,133	$2,476,617	$1,749,098
Finance receivables at fair value acquired during period	300,539	407,260	958,587	1,311,735
Payments received on finance receivables at fair value	(203,775)	(209,627)	(625,715)	(635,401)
Net interest income accretion on fair value receivables	(49,644)	(36,696)	(143,949)	(97,462)
Mark to fair value	6,000	8,183	6,000	15,283
Balance at end of period	$2,671,540	$2,343,253	$2,671,540	$2,343,253

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	September 30, 2023		December 31, 2022
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value.	$2,904,235	$2,671,540	$2,701,184	$2,476,617

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	September 30,	December 31,		September 30,	December 31,
	2023	2022	Unobservable Inputs	2023	2022
	(In thousands)
Assets:
Finance receivables measured at fair value	$2,671,540	$2,476,617	Discount rate	11.0% - 11.7%	11.0% - 11.3%
			Cumulative net losses	10.0% - 21.7%	13.4% - 19.4%

The following table summarizes the delinquency status of these finance receivables measured at fair value as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(In thousands)
Delinquency Status
Current	$2,525,830	$2,375,271
31 - 60 days	192,735	184,968
61 - 90 days	90,847	72,390
91 + days	49,337	29,048
Repo	45,486	39,507
	$2,904,235	$2,701,184

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other Assets on our unaudited condensed consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2023 the finance receivables related to the repossessed vehicles in inventory totaled $604,000. We have applied a valuation adjustment, or loss allowance, of $444,000, which is based on a recovery rate of approximately 26%, resulting in an estimated fair value and carrying amount of $160,000. The fair value and carrying amount of the repossessed inventory at December 31, 2022 was $1.9 million after applying a valuation adjustment of $1.3 million.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended September 30, 2023 and 2022.

The estimated fair values of financial assets and liabilities at September 30, 2023 and December 31, 2022, were as follows:

	As of September 30, 2023
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,306	$8,306	$–	$–	$8,306
Restricted cash and equivalents	133,787	133,787	–	–	133,787
Finance receivables, net	34,265	–	–	25,171	25,171
Accrued interest receivable	284	–	–	284	284
Liabilities:
Warehouse lines of credit	$240,384	$–	$–	$240,384	$240,384
Residual interest financing	49,812			49,812	49,812
Accrued interest payable	7,468	–	–	7,468	7,468
Securitization trust debt	2,243,284	–	–	2,134,496	2,134,496
Subordinated renewable notes	19,163	–	–	19,163	19,163

	As of December 31, 2022
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,490	$13,490	$–	$–	$13,490
Restricted cash and equivalents	149,299	149,299	–	–	149,299
Finance receivables, net	70,551	–	–	60,063	60,063
Accrued interest receivable	649	–	–	649	649
Liabilities:
Warehouse lines of credit	$285,328	$–	$–	$285,328	$285,328
Accrued interest payable	6,190	–	–	6,190	6,190
Securitization trust debt	2,108,744	–	–	1,957,995	1,957,995
Subordinated renewable notes	25,263	–	–	25,263	25,263

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Subsequent Events

On October 24, 2023 we executed our fourth securitization of 2023. In the transaction, qualified institutional buyers purchased $286.1 million of asset-backed notes secured by $306.7 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2023-D, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 7.89%.

The 2023-D transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 6.70%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 9.70% of the original receivable pool balance, or 26.75% of the then outstanding pool balance. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2023, we have originated a total of approximately $21.0 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2017	859,069	2,333,530
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,845,385	3,001,308
Nine months ended September 30, 2023	1,055,957	3,181,758

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the nine months ended September 30, 2023, we originated $92.0 million under this third-party program. As of September 30, 2023, our managed portfolio includes $238.4 million of such third-party receivables.

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

Since 1994 we have conducted 98 term securitizations of automobile contracts that we originated. As of September 30, 2023, 18 of those securitizations are active and all are structured as secured financings. We have generally conducted our securitizations on a quarterly basis, near the end of each calendar quarter, resulting in four securitizations per calendar year. However, in 2020, we closed only three term securitization transactions in that calendar year rather than four.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2017	4	$870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
Nine months ended September 30, 2023	3	1,045,425

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2023, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2023 with the three months ended September 30, 2022

Revenues.  During the three months ended September 30, 2023, our revenues were $92.1 million, an increase of $1.8 million, or 2.0%, from the prior year revenue of $90.3 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended September 30, 2023 include a $6.0 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $6.0 million. Revenues for the prior year period include an $8.2 million mark up to the fair value portfolio.

Interest income for the three months ended September 30, 2023 increased $3.4 million, or 4.3%, to $83.3 million from $79.8 million in the prior year. The primary reason for the increase in interest income is the 10.8% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio decreased from 12.1% in the prior year period to 11.3% in the current year period. The receivables measured at fair value makes up a larger portion of our total loan portfolio in the current year period is the primary reason for the decrease in total interest yield. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$2,934,749	$83,261	11.3%	$2,648,209	$79,817	12.1%

Other income was $2.8 million for the three months ended September 30, 2023 compared to $2.3 million for the comparable period in 2022. This 22.3% increase was primarily driven by the increase in origination and servicing fees we earned from third party receivables. These fees were $2.5 million for the quarter ended September 30, 2023 compared to $2.0 million in the prior year period.

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

Total operating expenses were $77.9 million for the three months ended September 30, 2023, compared to $56.0 million for the prior period, an increase of $21.9 million, or 39.1%. The increase is primarily due to increases in interest expense and general and administrative expenses.

Employee costs were $21.8 million during the three months ended September 30, 2023 compared to $20.7 million for the same quarter in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
	(Dollars in millions)
Contracts purchased (dollars)	$322.4	$468.2
Contracts purchased (units)	15,275	20,888
Managed portfolio outstanding (dollars)	$3,181.8	$2,838.9
Managed portfolio outstanding (units)	189,747	173,774

Number of Originations staff	181	187
Number of Sales staff	103	134
Number of Servicing staff	511	404
Number of other staff	72	67
Total number of employees	867	792

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $13.0 million, an increase of $3.6 million from $9.4 million in the prior year period.

Interest expense for the three months ended September 30, 2023 was $37.9 million and represented 48.7% of total operating expenses, compared to $23.5 million in the previous year, when it was 42.0% of total operating expenses.

Interest on securitization trust debt increased by $13.2 million for the three months ended September 30, 2023 compared to the prior period. The average balance of securitization trust debt increased to $2,349.7 million for the three months ended September 30, 2023 compared to $2,032.5 million for the three months ended September 30, 2022. The annualized average rate on our securitization trust debt was 5.4% for the three months ended September 30, 2023 compared to 3.6% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Period	Blended Cost of Funds
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%

Interest expense on warehouse credit line debt increased by $1.4 million to $4.7 million for the three months ended September 30, 2023 compared to $3.3 million in the prior year period. The increase was due to the higher rates on credit line debt during the quarter compared to last year. The average balance of our warehouse debt was $170.9 million during the three months ended September 30, 2023 compared to $172.9 million for the same period in 2022. The annualized average rate on our credit line debt was 10.9% for the three months ended September 30, 2023 compared to 7.7% in the prior year period.

Interest expense on subordinated renewable notes was $440,000 for the three months ended September 30, 2023. The average balance of the outstanding subordinated debt decreased by $7.6 million to $19.9 million for the three months ended September 30, 2023 compared to $27.5 million for the prior year. The average yield of subordinated notes increased to 8.8% compared to 8.3% in the prior period.

In June 2021, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. Interest expense on this residual interest financing was $1.1 million for the three months ended September 30, 2023 and 2022.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan Portfolio	$2,934,749	$83,261	11.3%	$2,648,209	$79,817	12.1%

Interest Bearing Liabilities
Warehouse lines of credit	$170,870	4,665	10.9%	$172,895	3,342	7.7%
Residual interest financing	50,000	1,050	8.4%	50,000	1,050	8.4%
Securitization trust debt	2,349,655	31,734	5.4%	2,032,527	18,519	3.6%
Subordinated renewable notes	19,928	440	8.8%	27,506	572	8.3%
	$2,590,453	37,889	5.9%	$2,282,928	23,483	4.1%

Net interest income/spread		$45,371			$56,334
Net interest yield (2)			5.4%			8.0%
Ratio of average interest earning assets to average interest bearing liabilities			113%			116%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2023
	Compared to September 30, 2022
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan Portfolio	$3,444	$5,119	$(1,675)

Interest Bearing Liabilities
Warehouse lines of credit	1,324	(43)	1,367
Residual interest financing	–	–	–
Securitization trust debt	13,215	2,642	10,573
Subordinated renewable notes	(132)	(157)	25
	14,407	2,442	11,965

Net interest income/spread	$(10,963)	$2,677	$(13,640)

For the three months ended September 30, 2023, we recorded a reduction to provision for credit losses on finance receivables in the amount of $2.0 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $6.0 million in reductions to provision for credit losses for the three months ended September 30, 2022.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of September 30, 2023.

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

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense decreased to $5.3 million during the three months ended September 30, 2023 from $6.0 million in the same quarter in 2022. We purchased $322.4 million of new contracts during the three months ended September 30, 2023 compared to $468.2 million in the prior year period.

Occupancy expenses was $1.6 million for the three months ending September 30, 2023, which is down from the $2.0 million in the third quarter of 2022.

Depreciation and amortization expenses decreased to $199,000 compared to $406,000 in the previous year.

For the three months ended September 30, 2023, we recorded income tax expense of $3.8 million, representing a 27% effective tax rate. In the prior period, our income tax expense was $8.9 million, representing a 26% effective tax rate.

Comparison of Operating Results for the nine months ended September 30, 2023 with the nine months ended September 30, 2022

Revenues.  During the nine months ended September 30, 2023, our revenues were $260.0 million, an increase of $13.3 million, or 5.4%, from the prior year revenue of $246.7 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. In addition, mark ups to the finance receivables measured at fair value also contributed to the increase in revenues during the period. Revenues for the nine months ended September 30, 2023 include a $6.0 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. For the nine months ended September 30, 2023, our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $6.0 million. Revenues for the prior year period include a $15.3 million mark up to the fair value portfolio.

Interest income for the nine months ended September 30, 2023 increased $20.4 million, or 9.1%, to $246.0 million from $225.5 million in the prior year. The primary reason for the increase in interest income is the 17.6% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio decreased from 12.2% in the prior year period to 11.3% in the current year period. The receivables measured at fair value makes up a larger portion of our total loan portfolio in the current year period is the primary reason for the decrease in total interest yield. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023			2022
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$2,898,445	$245,960	11.3%	$2,463,882	$225,547	12.2%

Other income was $8.1 million for the nine months ended September 30, 2023 compared to $5.9 million for the comparable period in 2022. This 37.8% increase was primarily driven by the increase in origination and servicing fees we earned from third party receivables. These fees were $7.2 million for the nine months ended September 30, 2023 compared to $4.3 million in the prior year period.

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

Total operating expenses were $208.8 million for the nine months ended September 30, 2023, compared to $148.8 million for the prior period, an increase of $60.0 million, or 40.3%. The increase is primarily due to increases in interest expense and general and administrative expenses.

Employee costs were $65.0 million during the nine months ended September 30, 2023 compared to $63.4 million for the same period in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Contracts purchased (dollars)	$1,056.0	$1,426.3
Contracts purchased (units)	50,746	61,947
Managed portfolio outstanding (dollars)	$3,181.8	$2,838.9
Managed portfolio outstanding (units)	189,747	173,774

Number of Originations staff	181	187
Number of Sales staff	103	134
Number of Servicing staff	511	404
Number of other staff	72	67
Total number of employees	867	792

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $36.2 million for the nine months ended September 30, 2023, an increase of $10.3 million from $25.9 million in the prior year period.

Interest expense for the nine months ended September 30, 2023 was $106.4 million, compared to $58.7 million in the previous year, an increase of $47.7 million.

Interest on securitization trust debt increased by $39.5 million for the nine months ended September 30, 2023 compared to the prior period. The average balance of securitization trust debt increased to $2,322.0 million for the nine months ended September 30, 2023 compared to $1,959.5 million for the nine months ended September 30, 2022. The annualized average rate on our securitization trust debt was 5.0% for the nine months ended September 30, 2023 compared to 3.3% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%

Interest expense on warehouse credit line debt increased by $8.6 million to $14.5 million for the nine months ended September 30, 2023 compared to $5.9 million in the prior year period. The increase was due to the higher rates and the higher utilization of our credit lines and on the debt during the nine month period compared to last year. The average balance of our warehouse debt was $186.3 million during the nine months ended September 30, 2023 compared to $108.7 million for the same period in 2022. The annualized average rate on our credit line debt was 10.4% for the nine months ended September 30, 2023 compared to 7.2% in the prior year period.

Interest expense on subordinated renewable notes was $1.4 million for the nine months ended September 30, 2023. The average balance of the outstanding subordinated debt decreased by $4.8 million to $22.1 million for the nine months ended September 30, 2023 compared to $26.9 million for the prior year. The average yield of subordinated notes decreased to 8.6% compared to 8.8% in the prior period.

In June 2021, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. Interest expense on this residual interest financing was $3.2 million for the nine months ended September 30, 2023 and 2022.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023			2022
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	$2,898,445	$245,960	11.3%	$2,463,882	$225,547	12.2%

Interest Bearing Liabilities
Warehouse lines of credit	$186,311	14,521	10.4%	$108,709	5,887	7.2%
Residual interest financing	50,000	3,149	8.4%	50,652	3,193	8.4%
Securitization trust debt	2,321,970	87,258	5.0%	1,959,452	47,792	3.3%
Subordinated renewable notes	22,070	1,426	8.6%	26,910	1,783	8.8%
	$2,580,351	106,354	5.5%	$2,145,723	58,655	3.6%

Net interest income/spread		$139,606			$166,892
Net interest yield (2)			5.8%			8.6%
Ratio of average interest earning assets to average interest bearing liabilities			112%			115%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2023
	Compared to September 30, 2022
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan portfolio	$20,413	$29,863	$(9,450)
Interest Bearing Liabilities
Warehouse lines of credit	8,634	2,724	5,910
Residual interest financing	(44)	(40)	(4)
Securitization trust debt	39,466	(1,366)	40,832
Subordinated renewable notes	(357)	(309)	(48)
	47,699	1,009	46,690

Net interest income/spread	$(27,286)	$28,854	$(56,140)

For the nine months ended September 30, 2023, we recorded a reduction to provision for credit losses on finance receivables in the amount of $20.7 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $23.4 million in reductions to provision for credit losses for the nine months ended September 30, 2022.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of September 30, 2023.

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

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expenses were $16.5 million for the nine months ended September 30, 2023, and represented 7.9% of total operating expenses. This compares to $17.2 million in the previous year. We purchased $1,056.0 million of new contracts during the nine months ended September 30, 2023 compared to $1,426.3 million in the prior year period.

Occupancy expenses was $4.8 million for the nine months ending September 30, 2023, which is down from $5.8 million for the same period in 2022.

Depreciation and amortization expenses decreased to $642,000 compared to $1.2 million in the previous year.

For the nine months ended September 30, 2023, we recorded income tax expense of $13.1 million, representing a 26% effective tax rate. In the prior period, our income tax expense was $26.0 million, representing a 27% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Owned Portfolio

	September 30, 2023		September 30, 2022		December 31, 2022
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	177,709	$2,943,332	166,370	$2,687,308	170,658	$2,795,383
Period of delinquency (2)
31-60 days	12,813	$199,902	11,642	$170,712	13,434	$201,764
61-90 days	6,177	94,934	4,672	65,935	5,481	80,145
91+ days	3,238	50,772	1,795	24,527	2,148	31,036
Total delinquencies (2)	22,228	345,608	18,109	261,174	21,063	312,946
Amount in repossession (3)	3,284	46,091	2,331	30,479	2,904	41,401
Total delinquencies and amount in repossession (2)	25,512	$391,699	20,440	$291,653	23,967	$354,347

Delinquencies as a percentage of gross servicing portfolio	12.5%	11.7%	10.9%	9.7%	12.3%	11.2%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	14.4%	13.3%	12.3%	10.9%	14.0%	12.7%

Extension Experience
Contracts with one extension, accruing	32,763	$591,593	29,683	$397,622	27,584	$464,323
Contracts with two or more extensions, accruing	40,689	511,241	58,254	794,789	38,714	417,682
	73,452	1,102,834	87,937	1,192,411	66,298	882,005

Contracts with one extension, non-accrual (4)	1,843	31,114	833	9,958	981	14,792
Contracts with two or more extensions, non-accrual (4)	1,720	20,856	2,558	33,133	1,485	15,395
	3,563	51,970	3,391	43,091	2,466	30,187

Total contracts with extensions	77,015	$1,154,804	91,328	$1,235,502	68,764	$912,192

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

Net Charge-Off Experience (1)

Total Owned Portfolio

	Finance Receivables Portfolio
	September 30,	September 30,	December 31,
	2023	2022	2022
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,934,749	$2,648,209	$2,764,796
Annualized net charge-offs as a percentage of average servicing portfolio (2)	6.9%	4.9%	5.8%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2023 and September 30, 2022 percentages represent three months ended September 30, 2023 and September 30, 2022 annualized. December 31, 2022 represents 12 months ended December 31, 2022.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2023, for accounts that received extensions from 2010 through 2022:

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2023	% Active or Paid Off at September 30, 2023	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2010	26,167	12,159	46.5%	12,006	45.9%	1,999	7.6%	19

2011	18,786	10,972	58.4%	6,882	36.6%	932	5.0%	19

2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18

2013	23,398	11,143	47.6%	11,278	48.2%	976	4.2%	23

2014	25,773	10,475	40.6%	14,472	56.2%	826	3.2%	25

2015	53,319	22,279	41.8%	29,958	56.2%	1,082	2.0%	26

2016	80,897	36,449	45.1%	42,515	52.6%	1,933	2.4%	26

2017	133,881	60,432	45.1%	66,523	49.7%	6,926	5.2%	23

2018	121,531	64,608	53.2%	50,916	41.9%	6,007	4.9%	20

2019	71,548	49,448	69.1%	20,158	28.2%	1,942	2.7%	19

2020	83,170	61,558	74.0%	14,593	17.5%	2,099	2.5%	18

2021	47,029	37,085	78.9%	7,691	16.4%	1,236	2.6%	14

2022	56,271	47,961	85.2%	6,227	11.1%	1,954	3.5%	9

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2019, 69.1% were either paid in full or active and performing as of September 30, 2023. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2023	2022	2022

Average number of extensions granted per month	6,649	4,433	4,869

Average number of outstanding accounts	175,734	159,910	162,264

Average monthly extensions as % of average outstandings	3.8%	2.8%	3.0%

____________________

Note: Table excludes portfolios originated and owned by third parties

	September 30, 2023		September 30, 2022		December 31, 2022
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	34,606	$622,707	30,516	$407,580	28,565	$479,114
Contracts with two extensions	17,572	285,371	22,795	310,724	13,730	180,547
Contracts with three extensions	9,511	116,087	17,058	235,319	9,837	108,986
Contracts with four extensions	6,957	66,903	11,282	155,514	7,938	76,219
Contracts with five extensions	5,300	43,541	6,332	84,695	5,425	45,519
Contracts with six extensions	3,069	20,195	3,345	41,669	3,269	21,806
	77,015	$1,154,804	91,328	$1,235,501	68,764	$912,191

Managed portfolio (excluding originated and owned by 3rd parties)	177,709	$2,943,322	166,370	$2,687,308	154,151	$2,209,430

___________________

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

Net cash provided by operating activities for the nine-month period ended September 30, 2023 was $181.9 million, a decrease of $17.2 million, compared to net cash provided by operating activities for the nine-month period ended September 30, 2022 of $164.7 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $275.8 million for the nine months ended September 30, 2023 compared to $566.5 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $958.6 million and $1,311.7 million during the first nine months of 2023 and 2022, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $73.1 million compared to $397.9 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2023, we issued $949.4 million in new securitization trust debt compared to $1,104.0 million for the same period in 2022. We repaid $814.5 million in securitization trust debt in the nine months ended September 30, 2023 compared to repayments of securitization trust debt of $804.8 million in the prior year period. In the nine months ended September 30, 2023, we had net repayments on warehouse lines of credit of $46.4 million, compared to net advances from warehouse lines of credit of $139.5 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2023, we had unrestricted cash of $8.3 million and $159.6 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of September 30, 2023, we had approximately $19.6 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the nine-month period ended September 30, 2023, we completed three securitizations aggregating $949.4 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2023, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2023, we had approximately $2,552.6 million of debt outstanding. Such debt consisted primarily of $2,243.3 million of securitization trust debt and $240.4 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $134.5 million while our warehouse lines of credit debt has decreased by $44.9 million since December 31, 2022 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $19.2 million and $25.3 million in subordinated renewable notes outstanding at September 30, 2023 and December 31, 2022, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of September 30, 2023, all $50.0 million of this debt remains outstanding.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2023, we had approximately $2,552.6 million of debt outstanding. Such debt consisted primarily of $2,243.3 million of securitization trust debt and $240.4 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $134.5 million while our warehouse lines of credit debt has decreased by $44.9 million since December 31, 2022 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $19.2 million and $25.3 million in subordinated renewable notes outstanding at September 30, 2023 and December 31, 2022, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. As of September 30, 2023, all $50.0 million of this debt remains outstanding.

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

We may have rescission liability in connection with sales of our subordinated renewable notes to certain purchasers.

We filed a registration statement on Form S-3 with respect to various securities, including our renewable unsecured subordinated notes, on May 28, 2015, and filed amendments to the registration statement on June 26, 2015, and July 27, 2015 (such registration statement, as so amended, the “Former Registration Statement”). The Former Registration Statement was declared effective on August 26, 2015 (the “Former Registration Statement Effective Date”). Rule 415(a)(5) under the Securities Act of 1933, as amended (the “Securities Act”), provides that a shelf registration statement such as the Former Registration Statement expires three years after the official effective date. The Former Registration Statement expired on August 26, 2018; however, the Company continued to conduct offers and sales and renewals after that date. Additionally, with respect to the Former Registration Statement, the Company failed to file certain prospectus supplements relating to certain sales. Lastly, offers and sales of Renewable Notes and renewals of outstanding notes were made for amounts beyond the amount of securities covered by the registration statement. These activities may result in certain of these purchasers having a statutory right to rescind their purchases. As a result, we could be required to repurchase some or all of such notes at the original sale price plus statutory interest, less the amount of any income received by the purchasers. As of October 31, 2023, there were approximately $5.3 million of such notes outstanding and sold within the preceding twelve months. That figure includes renewals of previously sold notes, but excludes notes that we have repaid, and excludes notes that we sold or renewed pursuant to the registration statement to which this prospectus relates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, we repurchased 61,685 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of	Average	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares that May Yet be Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

Jul 2023	10,257	$11.31	10,257	$2,380,515
August 2023	–	$–	–	$2,380,515
September 2023	51,428	$9.25	51,428	$1,905,025
Total	61,685	$9.59	61,685

____________________

(1)	Each monthly period is the calendar month.
(2)	Through September 30, 2023, our board of directors had authorized the purchase of up to $103.2 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

Date: November 9, 2023

By: /s/   CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

Chief Executive Officer

(Principal Executive Officer)

Date: November 9, 2023

By: /s/   DENESH BHARWANI

Denesh Bharwani

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

