Form 10-K
period 2023-12-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2024-03-15
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the 7,428,256 shares of the registrant’s common stock held by non-affiliates as of the date of June 30, 2023, based upon the closing price of the registrant’s common stock of $11.67 per share reported by Nasdaq as of that date, was approximately $86,687,748. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant.

The number of shares of the registrant’s Common Stock outstanding on March 1, 2024 was 21,129,918.

i

Cautionary Note Regarding Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. You can generally identify forward-looking statements as statements containing the words “will,” “would,” “believe,” “may,” “could,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plans,” “goals, “strategy,” “future,” “likely,” “should” or other similar expressions.

Examples of forward-looking statements include, among others, statements we make regarding:

•	charge-offs and recovery rates;
•	the willingness or ability of obligors to pay pursuant to contractual terms;
•	our ability to enforce rights under contracts;
•	our ability to and rates at which we plan to acquire automobile contracts;
•	the anticipated levels of recoveries upon sale of repossessed vehicles;
•	revenues or expenses;
•	provisions for credit losses;
•	expected industry and general economic trends;
•	accrued losses for legal contingencies;
•	anticipated deferred tax assets;
•	estimates of taxable income;
•	our ability to service and repay our debt;
•	the structuring of securitization transactions as secured financings and the effects of such structures on financial items and future profitability; or
•	the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure.

Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Some of the factors that might cause such a difference include, but are not limited to, the following:

•	unexpected exogenous events, such as a widespread public health emergency;
•	mandates imposed in reaction to such events, such as prohibitions of otherwise permissible activity;
•	changes in general economic conditions;
•	changes in performance of our automobile contracts;
•	increases in interest rates;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	the level of losses incurred on contracts in our managed portfolio;
•	adverse decisions by courts or regulators;
•	regulatory changes with respect to consumer finance;
•	changes in the market for used vehicles;
•	levels of cash releases from existing pools of contracts;
•	the terms on which we are able to finance contract purchases;
•	the willingness or ability of dealers to assign contracts to us on acceptable terms;
•	the terms on which we are able to complete term securitizations once contracts are acquired;
•	any breach in the security of our systems; and
•	such other factors as discussed through the “Risk Factors” section of this report.

Forward-looking statements are neither historical facts nor guarantees of performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy and other uncertain conditions. Because forward-looking statements relate to the future, they involve risks, uncertainties and assumptions. Actual results may differ from expectations due to many factors beyond our ability to control or predict, including those described herein, and in any documents incorporated by reference in this report. Therefore, you should not rely on any of these forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

We undertake no obligation to publicly update any forward-looking information. You are advised to consult any additional disclosure we make in our periodic reports filed with the SEC.

ii

PART I

Item 1. Business

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we also have (i) originated vehicle purchase money loans by lending directly to consumers and have (ii) acquired installment purchase contracts in four merger and acquisition transactions, and (iii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders. In this report, we refer to all of such contracts and loans as “automobile contracts.”

We were incorporated and began our operations in March 1991. From inception through December 31, 2023, we have purchased a total of approximately $21.3 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2023 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2019	$1,002,782	$2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623

Our principal executive offices are in Las Vegas, Nevada. Most of our operational and administrative functions take place in Irvine, California. Credit and underwriting functions are performed primarily in our California branch with certain of these functions also performed in our Florida, Nevada, and Virginia branches. We service our automobile contracts from our California, Nevada, Virginia, Florida, and Illinois branches.

Most of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee sales representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our sales representatives represent us exclusively. They may work from our Irvine branch, our Las Vegas branch, or in the field, in which case they work from their homes and support dealers in their geographic area. Our sales representatives present dealers with a sales package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2023, we had 84 sales representatives, and in that month, we received applications from 7,865 dealers in 47 states. As of December 31, 2023, approximately 72% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

We have in the past solicited credit applications directly from prospective automobile consumers through the internet under a program we refer to as our direct lending platform. For qualified applicants we offered terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. Applicants approved in this fashion are free to shop for and purchase a vehicle from a dealer of their choosing, after which we entered into a note and security agreement directly with the consumer. We terminated our direct lending platform in September 2023 and we do not intend to originate any such loans going forward. However, we intend to continue servicing our existing direct loans. For the year ended December 31, 2023 automobile contracts originated under the direct lending platform represented 2.8% of our total acquisitions and represented 2.7% of our outstanding managed portfolio as of December 31, 2023.

For the year ended December 31, 2023 approximately 94% of the automobile contracts originated under our programs consisted of financing for used cars and 6% consisted of financing for new cars.

We generally solicit applications with the intent of originating contracts to hold as investments in our own portfolio. However, in May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that do not meet our lending criteria. We service all such contracts on behalf of the third-party.

For contracts we originate for our own portfolio, we generally finance them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 99 term securitizations of approximately $19.1 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2023, we had two such short-term warehouse facilities, each with a maximum borrowing amount of $200 million.

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

Contract Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer’s application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer’s customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency, and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. For the year ended December 31, 2023, we received 2.9 million applications. Approximately 63% of all applications came through DealerTrack (the industry leading dealership application aggregator), 37% via another aggregator, Route One. A portion of the DealerTrack and Route One volume are applications from our pass-through arrangements with other lenders who send us applications from their dealers in cases where those lenders choose not to approve those applications. For the year ended December 31, 2023, such pass-through applications represented 37% of our total applications. For the year ended December 31, 2023, our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

Upon receipt an application, if the application meets certain minimum criteria, we immediately order two credit reports to document the buyer’s credit history and an alternative data credit score provided by a major credit reporting bureau. If, upon review by our proprietary automated decisioning system, or in some cases, one of our credit analysts, we determine that the applicant and structure of the automobile financing contract meets our criteria, we advise the dealer of our decision to approve the contract and the terms under which we will purchase it. For applications that do not meet our criteria, we may forward them to one or more business partners who also invest in subprime automobile contracts. In the case of one third-party partner, as described above, we may purchase contracts they approve, followed by immediate resale to them, after which we retain the servicing. If this third-party declines the application, we advise the dealer that we will not purchase the contract. Other partners to whom we refer applications may or may not choose to purchase such contracts by working directly with the dealers who submitted the applications. Unless otherwise notated, contract origination and managed portfolio data discussed herein includes third-party contracts.

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2023, no dealer accounted for as much as 2% of the total number of automobile contracts we purchased.

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

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2023 and 2022.

	Contracts Purchased During the Year Ended
	December 31, 2023		December 31, 2022
	Number	Percent (1)	Number	Percent (1)
Texas	4,620	7.1%	6,415	7.8%
Illinois	4,482	6.9%	4,648	5.7%
Ohio	4,015	6.2%	6,247	7.6%
California	3,911	6.0%	6,707	8.2%
Florida	3,489	5.4%	4,189	5.1%
Pennsylvania	3,274	5.0%	3,767	4.6%
Other States	41,346	63.5%	49,962	61.0%
Total	65,137	100.0%	81,935	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2023 and 2022.

	Outstanding Managed Portfolio as of
	December 31, 2023		December 31, 2022
	Amount	Percent (1)	Amount	Percent (1)
	($ in millions)
California	$274.7	8.6%	$303.8	10.1%
Texas	237.6	7.4%	220.4	7.3%
Ohio	232.7	7.3%	243.0	8.1%
Illinois	173.3	5.4%	135.2	4.5%
Florida	160.2	5.0%	148.0	4.9%
Pennsylvania	152.8	4.8%	134.1	4.5%
All others	1,963.3	61.5%	1,816.8	60.5%
Total	$3,194.6	100.0%	$3,001.3	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

	2023	2022	2021	2020	2019
Average net acquisition fee charged (paid) to dealers (1)	$98	$(150)	$(65)	$71	$(25)
Average net acquisition fee as % of amount financed (1)	1.3%	-0.7%	-0.3%	0.4%	-0.1%
Weighted average annual percentage interest rate	20.9%	18.4%	17.8%	19.3%	19.2%

(1)	Not applicable to direct lending platform.

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

Our upper credit tier products, which are our Meta, Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 83% of our new contract acquisitions for our own portfolio in 2023, 80% in 2022, and 75% in 2021, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2023 and 2022.

	Contracts Purchased During the Year Ended (1)
	December 31, 2023		December 31, 2022
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Meta	$45,319	3.3%	$57,145	3.1%
Preferred	175,122	12.9%	219,872	11.9%
Super Alpha	265,385	19.5%	394,743	21.3%
Alpha Plus	179,526	13.2%	193,728	10.4%
Alpha	383,512	28.2%	463,466	25.0%
Standard	103,499	7.6%	196,738	10.6%
Mercury / Delta	52,250	3.8%	74,865	4.0%
First Time Buyer	52,313	3.9%	61,742	3.3%
Third Parties	100,826	7.4%	192,086	10.4%
	$1,357,752	100.0%	$1,854,385	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

We attempt to control misrepresentation regarding the customer’s credit worthiness by carefully screening the automobile contracts we originate, by establishing and maintaining professional business relationships with dealers, and by including certain representations and warranties by the dealer in the dealer agreement. Pursuant to the dealer agreement, we may require the dealer to repurchase any automobile contract if the dealer breaches its representations or warranties. There can be no assurance, however, that any dealer will have the willingness or the financial resources to satisfy their repurchase obligations to us.

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

Specifically, our funding guidelines generally limit the maximum principal amount of a purchased automobile contract to 125% of wholesale book value in the case of used vehicles or to 125% of the manufacturer’s invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a product to supplement the customer’s casualty policy in the event of a total loss of the related vehicle. We generally do not finance vehicles that are more than 12 model years old or have more than 200,000 miles. The maximum term of a purchased contract is 78 months, although we consider the program, amount financed, and mileage as significant factors in determining the maximum term of a contract. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our funding staff verify the customer’s employment, income, residency, and credit information by contacting various parties noted on the customer’s application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this “welcome call,” we also ask the customer a series of open-ended questions about his application and the contract, which may uncover potential misrepresentations.

Credit Scoring.  We use proprietary scoring models to assign two internal “credit scores” at the time the application is received. These proprietary scores are used to help determine whether we want to approve the application and, if so, the program and pricing we will offer either to the dealer, or in the case of our direct lending platform, directly to the customer. Our internal credit scores are based on a variety of parameters including traditional and alternative credit history, data derived from other sources such as house/rental payment, length of employment, residence stability and total income. When the dealer proposes a structure for the contract, our scores consider various deal structure parameters such as down payment amount, loan to value, payment to income, make and model, vehicle class, and mileage. We have developed our credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts.  All the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2023 and 2022:

	Contracts Purchased During the Year Ended
	December 31, 2023	December 31, 2022

Average Original Amount Financed	$20,845	$22,632
Weighted Average Original Term	67 months	70 months
Average Down Payment Percent	10.7%	10.5%
Average Vehicle Purchase Price	$19,651	$21,122
Average Age of Vehicle	7 years	7 years
Average Age of Customer	42 years	42 years
Average Time in Current Job	5 years	4 years
Average Household Annual Income	$72,930	$69,121

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

Collection Procedures.  We believe that our ability to monitor performance and collect payments owed from sub-prime customers is primarily a function of our collection approach and support systems. We believe that if payment problems are identified early and our collection staff works closely with customers to address these problems, it is possible to correct many problems before they deteriorate further. To this end, we utilize pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of our collection activities, we maintain a computerized collection system specifically designed to service automobile contracts with sub-prime customers. We engage a nearshore third-party call center to supplement the efforts the collectors in our five branch locations. As of December 31, 2023, our nearshore partner had approximately 47 agents assigned to our portfolio.

We attempt to make telephonic contact with delinquent customers from one to 20 days after their monthly payment due date, depending on our risk-based assessment of the customer’s likelihood of payment during early stages of delinquency. If a customer has authorized us to do so, we may also send automated text message reminders at various stages of delinquency and our collectors may also choose to contact a customer via text message instead of, or in addition to, via telephone. Our customers can contact us via a toll-free number where they may choose to speak with a collector or to use our automated voice response system to access information about their account or to make a payment. They may respond to our collector’s text messages or chat with one of our collectors while logged into our website. Our contact priorities may be based on the customers’ physical location, stage of delinquency, size of balance or other parameters. Our collectors inquire of the customer the reason for the delinquency and when we can expect to receive the payment. The collector attempts to get the customer to make an electronic payment over the phone or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to a collector’s queue for subsequent contacts.

If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 60th and 90th day past the customer’s payment due date, but could occur sooner or later, depending on the specific circumstances. Contracts originated since January 2018 are accounted for at fair value and the economic impact of repossessions is incorporated into the estimated net yield on those contracts. For contracts originated prior to January 2018, which are not accounted for at fair value, we suspend interest accruals on contracts where the vehicle has been repossessed and reclassify the remaining automobile contract balance to other assets. In addition, we apply a specific reserve to such contracts so that the net balance represents the estimated remaining balance after the proceeds of the sale of the vehicle are applied, net of related costs.

If we elect to repossess the vehicle, we assign the task to an independent national repossession service. Such services are licensed and/or bonded as required by law. Upon repossession it is stored until it is picked up by a wholesale auction that we designate, where it is kept until sold. Prior to sale, the customer has the right to redeem the vehicle by paying the contract in full. In some cases, we may return the vehicle to the customer if they pay all, or what we deem to be a sufficient amount, of the past due amount. Financed vehicles that have been repossessed are generally resold through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer’s outstanding obligation under the automobile contract. Such proceeds usually are insufficient to pay the customer’s obligation in full, resulting in a deficiency. In most cases we will continue to contact our customers to recover all or a portion of this deficiency for up to several years after charge-off. From time to time, we sell certain charged off accounts to unaffiliated purchasers who specialize in collecting such accounts.

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

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and incremental losses gradually increasing to a peak around 18 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 19 months, 17 months, and 21 months as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as pandemic, recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession, and net credit loss experience of all such automobile contracts that we own as of the respective dates shown.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	December 31, 2023		December 31, 2022		December 31, 2021
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	179,198	$2,970,066	170,658	$2,795,383	154,151	$2,209,430
Period of delinquency (2)
31-60 days	13,337	210,200	13,434	201,764	10,895	146,904
61-90 days	6,717	104,144	5,481	80,146	3,939	51,069
91+ days	3,252	50,610	2,148	31,036	1,171	14,279
Total delinquencies (2)	23,306	364,954	21,063	312,946	16,005	212,252
Amount in repossession (3)	4,653	67,182	2,904	41,401	1,882	22,912
Total delinquencies and amount in repossession (2)	27,959	$432,136	23,967	$354,347	17,887	$235,164

Delinquencies as a percentage
Delinquencies as a percentage of gross servicing portfolio	13.0%	12.3%	12.3%	11.2%	10.4%	9.6%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	15.6%	14.5%	14.0%	12.7%	11.6%	10.6%

Extension Experience
Contracts with one extension, accruing	33,920	$610,617	27,584	$464,323	23,740	$328,128
Contracts with two or more extensions, accruing	42,462	563,308	38,714	417,682	46,541	513,183
	76,382	1,173,926	66,298	882,005	70,281	841,311

Contracts with one extension, non-accrual (4)	2,367	38,933	981	14,792	597	7,736
Contracts with two or more extensions, non-accrual (4)	2,081	27,497	1,485	15,395	1,414	15,128
	4,448	66,430	2,466	30,187	2,011	22,864
Total accounts with extensions	80,830	$1,240,355	68,764	$912,192	72,292	$864,175

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	We do not recognize interest income on accounts past due more than 90 days.

Net Credit Loss Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)

Average portfolio outstanding	$2,913,571	$2,539,110	$2,147,611
Net charge-offs as a percentage of average portfolio (2)	6.5%	4.5%	3.5%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected after the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

Extensions

In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. In general, an obligor will not be permitted more than two such extensions in any 12-month period and no more than eight over the life of the contract. The only modification of terms is to advance the obligor’s next due date, generally by one month, though in some cases we may permit a longer extension, and in any case an advance in the maturity date corresponding to the advance of the due date. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments.

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

The credit assessment for granting an extension is initially made by our collector, who bases the recommendation on the collector’s discussions with the obligor. In such assessments the collector will consider, among other things, the following factors: (1) the reason the obligor has fallen behind in payments; (2) whether or not the reason for the delinquency is temporary, and if it is, have conditions changed such that the obligor can begin making regular monthly payments again after the extension; (3) the obligor’s past payment history, including past extensions if applicable; and (4) the obligor’s willingness to communicate and cooperate on resolving the delinquency. If the collector believes the obligor is a good candidate for an extension, he must obtain approval from his supervisor, who will review the same factors stated above prior to offering the extension to the obligor. During 2020 we incorporated an algorithmic extension score card which provides our staff with an objective and quantitative assessment of whether or not a obligor is a good candidate for an extension, based on the current circumstances of the account. The extension score card was developed by our internal risk management team and is derived from the post-extension performance of accounts in our managed portfolio.

After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs. We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2023, for accounts that received extensions from 2012 through 2022:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2023	% Active or Paid Off at December 31, 2023	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18
2013	23,398	11,143	47.6%	11,277	48.2%	976	4.2%	23
2014	25,773	10,475	40.6%	14,477	56.2%	826	3.2%	25
2015	53,319	22,279	41.8%	30,014	56.3%	1,082	2.0%	26
2016	80,897	36,449	45.1%	42,740	52.8%	1,933	2.4%	27
2017	133,847	59,643	44.6%	67,278	50.3%	6,926	5.2%	23
2018	121,531	64,608	53.2%	51,961	42.8%	6,007	4.9%	21
2019	71,548	49,448	69.1%	21,173	29.6%	1,942	2.7%	21
2020	83,170	62,685	75.4%	20,666	24.8%	2,099	2.5%	19
2021	47,010	38,072	81.0%	9,560	20.3%	1,236	2.5%	15
2022	56,142	49,176	87.6%	8,312	14.8%	1,954	3.5%	11

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off as of December 31, 2023 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted, and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, despite the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Average number of extensions granted per month	6,926	4,689	3,918

Average number of outstanding accounts	176,438	162,264	157,076

Average monthly extensions as % of average outstandings	3.9%	2.9%	2.5%

	December 31, 2023		December 31, 2022		December 31, 2021
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	36,287	$649,551	28,565	$479,114	24,337	$335,864
Contracts with two extensions	19,335	326,552	13,730	180,547	15,861	200,705
Contracts with three extensions	10,109	133,207	9,837	108,986	11,755	136,970
Contracts with four extensions	6,784	67,735	7,938	76,220	9,272	95,182
Contracts with five extensions	5,197	42,734	5,425	45,519	6,531	59,651
Contracts with six extensions	3,118	20,576	3,269	21,806	4,536	35,803
	80,830	$1,240,355	68,764	$912,192	72,292	$864,175

Gross servicing portfolio (Excludes Third Party Portfolio)	179,198	$2,970,066	170,658	$2,795,383	154,151	$2,209,430

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

Since 1994 we have conducted 99 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2023, 18 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Securitizations
$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2017	4	$870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. On June 30, 2021, we completed a $50.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in three CPS securitizations consecutively conducted from January 2018 through July 2018, and an 80% interest in a CPS affiliate that owns the residual interests in the eight CPS securitizations conducted from December 2018 through September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. As of December 31, 2023, the notes had a principal balance of $50.0 million.

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

In November 2015, we entered into another $100 million facility. This facility was most recently renewed in February 2022, extending the revolving period to January 2024, followed by an amortization period to January 2026. In June 2022, we doubled the capacity for this facility from $100 million to $200 million. Prior to the expiration of the revolving period in January 2024, the revolving period was extended to March 31, 2024.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2023, we were in compliance with all such covenants.

Competition

The automobile financing business is highly competitive. We compete with several national, regional and local finance companies with operations similar to ours. In addition, competitors or potential competitors include other types of financial services companies, such as banks, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers. Many of our competitors and potential competitors possess substantially greater financial, sales, technical, personnel and other resources than we do. Moreover, our future profitability will be directly related to the availability and cost of our capital in relation to the availability and cost of capital to our competitors. Our competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to us. Many of these companies also have long-standing relationships with dealers and may provide other financing to dealers, including floor plan financing for the dealers’ purchase of automobiles from manufacturers, which we do not offer.

We believe that the principal competitive factors affecting a dealer’s decision to offer automobile contracts for sale to a particular financing source are the monthly payment amount made available to the dealer’s customer, the purchase price offered for the automobile contracts, the timeliness of the response to the dealer upon submission of the initial application, the amount of required documentation, the consistency and timeliness of purchases and the financial stability of the funding source. While we believe that we can obtain from dealers sufficient automobile contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying automobile contracts, there can be no assurance that we will do so.

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

Human Capital

We rely on our employees for everything we do. To make our business work, we seek to supply employees with the tools and knowledge they need to succeed. In addition to new hire training, we provide mentor programs and management workshops. We offer an education costs assistance program to help with college tuition and costs incurred to obtain job related certifications and licenses.

Workforce Allocation and Diversity We had 890 employees as of December 31, 2023. Our employee population was 67% female, and 71% self-identified as ethnically diverse (defined as all EEOC classifications other than white). Broken out by function, our human capital was allocated thus: 15 were senior management personnel; 529 were servicing personnel; 185 were automobile contract origination personnel; 105 were sales personnel (67 of whom were sales representatives); 56 were various administrative personnel including human resources, legal, accounting and systems.

Compensation and benefits We offer a total rewards package, which includes competitive compensation, incentives, and comprehensive benefits that will attract, retain, and motivate talent within our organization. Our compensation and benefits package includes competitive pay, healthcare, mental health, retirement benefits, as well as paid time off and holidays, disability benefits, and volunteer time off, along with other benefits and employee resources. We offer performance pay to help enhance career development.

Employee Engagement Our means of evaluating our human capital resources include, on an individual basis, annual performance reviews and annual meetings with senior management on or close to the employee’s anniversary date.  Most departments meet one-on-one with employees monthly to discuss performance, suggestions, and concerns. On an aggregate basis, we distribute new hire surveys and host department round table meetings. The feedback from the meetings and survey results are reviewed by senior management and used to assist in reviewing our human capital strategies, programs, and practices. Our COO holds town hall meetings in every branch and virtual sessions to provide company-wide updates and conduct open Q&A for all employees. We foster collaboration through charity committees which plan events to raise funds and/or provide resources to various 501(c)(3) organizations in our communities. We also offer paid community service time. Metrics used in human capital management include average employee tenure and annual turnover rate. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

Item 1A. Risk Factors

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this Annual Report on Form 10-K.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior secured debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. During 2008, 2009 and much of 2010, our access to the capital markets was impaired with respect to both short-term and long-term funding. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2024. While our access to such funding has improved since then, our results of operations, financial condition and cash flows have been from time to time in the past and may in the future be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

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

We expect to earn quarterly profits during 2024; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Cautionary Note Regarding Forward-Looking Statements.” One reason for our expectation is that we have had positive net income in each of the twelve fiscal years ended December 31, 2023, although not in every quarter within that period.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

We depend on various financing sources, including credit facilities, our securitization program and other secured and unsecured debt issuances, to finance our business operations. Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they are “warehoused” until they are financed on a long-term basis through the issuance and sale of asset-backed notes. Upon sale of the notes, funds advanced under one or more warehouse credit facilities are repaid from the proceeds. Our current short-term funding capacity is $400 million, comprising two credit facilities, each with a maximum credit limit of $200 million. Both warehouse credit facilities have a revolving period during which we may receive advances secured by contributed automobile contracts, followed by an amortization period during which no further advances may be made, but prior to which outstanding advances are due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity”.

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

We currently have and will continue to have a substantial amount of outstanding indebtedness. At December 31, 2023, we had approximately $2,566.5 million of debt outstanding. Such debt consisted primarily of $2,265.4 million of securitization trust debt, and also included $234.0 million of warehouse lines of credit, $49.9 million of residual interest financing debt and $17.2 million in subordinated renewable notes. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.

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

Our Results of Operations Will Depend on Our Ability to Securitize Our Portfolio of Automobile Contracts.

We depend upon our ability to obtain permanent financing for pools of automobile contracts by conducting term securitization transactions. By “permanent financing” we mean financing that extends to cover the full term during which the underlying automobile contracts are outstanding and requires repayment as the underlying automobile contracts are repaid or charged off. By contrast, our warehouse credit facilities permit us to borrow against the value of such receivables only for limited periods of time. Our past practice and future plan has been and is to repay loans made to us under our warehouse credit facilities with the proceeds of securitizations. There can be no assurance that any securitization transaction will be available on terms acceptable to us, or at all. The timing of any securitization transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation:

•	market conditions;
•	the approval by all parties of the terms of the securitization;
•	our ability to acquire a sufficient number of automobile contracts for securitization.

During 2008 and 2009 we observed adverse changes in the market for securitized pools of automobile contracts, which made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods. These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. We experienced improvements in the capital markets from 2010 through 2019, during which time we completed 36 securitizations. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2024. However, if the market conditions for asset-backed securitizations should reverse, we would expect a material adverse effect on our results of operations.

Our Results of Operations Will Depend on Cash Flows from Our Residual Interests in Our Securitization Program and Our Warehouse Credit Facilities.

When we finance our automobile contracts through securitizations and warehouse credit facilities, we receive cash and retain a residual interest in the assets financed. Those financed assets are owned by the special-purpose subsidiary that is formed for the related securitization. This residual interest represents the right to receive the future cash flows to be generated by the automobile contracts in excess of (i) the interest and principal paid to investors or lenders on the indebtedness issued in connection with the financing, (ii) the costs of servicing the automobile contracts and (iii) certain other costs incurred in connection with completing and maintaining the securitization or warehouse credit facility. We sometimes refer to these future cash flows as “excess spread cash flows.”

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

We sell repossessed automobiles at wholesale auction markets located throughout the United States. Depressed wholesale prices for used automobiles may result in, or increase, a loss upon our disposition of repossessed vehicles and we may be unable to collect the resulting deficiency balances. Depressed wholesale prices for used automobiles may result from manufacturer incentives or discounts on new vehicles, financial difficulties of new vehicle manufacturers, discontinuance of vehicle brands and models, increased used vehicle inventory resulting from significant liquidations of rental or fleet inventories and increased trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or low retail demand could result in higher losses for us. Further, we are dependent on the efficient operation of the wholesale auction markets. If the operations of the wholesale auction markets are disrupted, we may be unable to sell our used vehicles at sufficient volume and/or pricing.

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

A deterioration in economic conditions and certain economic factors, such as reduced business activity, high unemployment, interest rates, housing prices, energy prices (including the price of gasoline), increased consumer indebtedness (including of obligors on the receivables), lack of available credit, the rate of inflation (such as the recent increase in inflation) and consumer perceptions of the economy, as well as other factors, such as terrorist events, civil unrest, cyber-attacks, public health emergencies, extreme weather conditions or significant changes in the geopolitical environment (such as the ongoing military conflict between Ukraine and Russia and the conflict in Israel) and/or public policy, including increased state, local or federal taxation, could adversely affect the ability and willingness of obligors to meet their payment obligations under the receivables we originate. Our operating results could be adversely affected if obligors are unable to make timely payments on their receivables.

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

The credit spread between the interest rates payable on our securitization trust debt and the rates payable on risk-free investments has varied. The Federal Reserve increased interest rates multiple times in 2022 and 2023. As a result, we have experienced increased interest expense in 2023. If interest rates on risk-free debt continue to increase, or if our spread above risk-free rates continue to increase, or both, we would expect a continued increase in interest expense. If interest rates in general should continue to rise, our expenses would likewise continue rise, which could have a material adverse effect on our financial position, liquidity, results of operation and our ability to enter into future financing transactions.

If We Are Unable to Compete Successfully with our Competitors, Our Results of Operations May Be Impaired.

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers, such as Ford Motor Credit Company, LLC and General Motors Financial Company, Inc. Many of our competitors and potential competitors possess substantially greater financial, sales, technical, personnel and other resources than we do, including greater access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to us. Moreover, our future profitability will be directly related to the availability and cost of our capital relative to that of our competitors. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers’ purchases of automobiles from manufacturers, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase automobile contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us.

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2023 and 2022, no single dealer accounted for as much as 2% of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and lawsuits against us. The Consumer Financial Protection Bureau (“CFPB”) and the Federal Trade Commission (“FTC”) have the authority to investigate consumer complaints against us, to conduct inquiries at their own instance, and to recommend enforcement actions and seek monetary penalties. The FTC has conducted and concluded an inquiry into our practices, and proposed remedial action against us in 2014, to which we consented. The CFPB has adopted regulations that place us and other companies similar to us under its supervision. A host of state and local governmental agencies have jurisdiction over material portions of our business, and might take action adverse to us. No assurance can be given as to whether any of such hypothetical proceedings might materially and adversely affect us.

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

In addition to direct costs, such compliance requires forms, processes, procedures, controls and in the infrastructure to support these requirements. Compliance may create operational constraints and place limits on pricing. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.

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

If We Experience Unfavorable Litigation Results, Our Results of Operations May Be Impaired.

We operate in a litigious society and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to regulatory examinations, investigations, inquiries, litigation, and other actions by licensing authorities, state attorneys general, the FTC, the CFPB and other governmental bodies relating to our activities. The litigation and regulatory actions to which we are or may become subject involve or may involve potential compensatory or punitive damage claims, fines, sanctions or injunctive relief that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position and our results of operations. We have recorded loss contingencies in our financial statements only for matters on which losses are probable and can be reasonably estimated. Our assessments of these matters involve significant judgments, and may change from time to time. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Furthermore, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. Unfavorable outcomes in any such current or future proceedings could materially and adversely affect our results of operations, financial conditions and cash flows. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff’s class action complaint. We, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. We are also subject to other litigation common to the automobile industry and to businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

While we intend to vigorously defend ourselves against such proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

Negative Publicity Associated with Litigation, Governmental Investigations, Regulatory Actions, and other Public Statements Could Damage Our Reputation.

From time to time there are negative news stories about the “sub-prime” credit industry. Such stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual practices or about our industry generally could adversely affect our stock price and our ability to retain and attract employees, which could in turn negatively affect our results of operations or cashflows.

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

A Breach in the Security of Our Systems Could Result in the Disclosure of Confidential Information, Subject us to Liability.

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

These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expands our use of web or cloud-based products and applications.

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

Risks Related to Fair Value Accounting

Receivables we’ve acquired since January 1, 2018 are accounted for based on the fair value method of accounting. The risks described below are risks related to fair value accounting.

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

We May Have Rescission Liability in Connection With Sales of Our Subordinated Renewable Notes to Certain Purchasers.

We filed a registration statement on Form S-3 with respect to various securities, including our renewable unsecured subordinated notes, on May 28, 2015, and filed amendments to the registration statement on June 26, 2015, and July 27, 2015 (such registration statement, as so amended, the “Former Registration Statement”). The Former Registration Statement was declared effective on August 26, 2015 (the “Former Registration Statement Effective Date”). Rule 415(a)(5) under the Securities Act of 1933, as amended (the “Securities Act”), provides that a shelf registration statement such as the Former Registration Statement expires three years after the official effective date. The Former Registration Statement expired on August 26, 2018; however, the Company continued to conduct offers and sales and renewals after that date. Additionally, with respect to the Former Registration Statement, the Company failed to file certain prospectus supplements relating to certain sales. Lastly, offers and sales of Renewable Notes and renewals of outstanding notes were made for amounts beyond the amount of securities covered by the registration statement. These activities may result in certain of these purchasers having a statutory right to rescind their purchases. As a result, we could be required to repurchase some or all of such notes at the original sale price plus statutory interest, less the amount of any income received by the purchasers. As of March 1, 2024, there were approximately $3 million of such notes outstanding and sold within the preceding twelve months. That figure includes renewals of previously sold notes, but excludes notes that we have repaid, and excludes notes that we sold or renewed pursuant to the registration statement filed in on June 15, 2023, subsequently amended on August 7, 2023 and November 20, 2023, and declared effective on November 30, 2023.

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

Risks Related to General Factors

If The Economy of All or Certain Regions of the United States Falls into Recession, Our Results of Operations May Be Impaired.

Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of California, Texas, Ohio, Illinois and Florida, states in which our automobile contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to acquire suitable automobile contracts, or to securitize pools of such automobile contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase automobile contracts and result in reductions in our revenues or the cash flows available to us.

A Pandemic or Other Public Health Emergency Could Have Adverse Effects

The extent to which obligors on our automobile contracts may be adversely affected by a pandemic or other public health emergency, by loss of employment, and by related efforts of governments to slow the spread of a disease outbreak throughout the nation and world cannot be predicted. These occurrences could have a material adverse effect on the ability of obligors to make timely payments to us.

Finally, and depending on the extent to which a pandemic or other public health emergency adversely affects the United States economy, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to our business or operations, the ability or willingness of our customers to make timely payments, and risks of geographic concentrations.

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

Effect of Social, Economic and Other Factors on Losses.

The ability of our customers to make payments on automobile contracts will be affected by a variety of social and economic factors, most notably the extent to which our customers remain gainfully employed. Other economic factors include interest rates, general unemployment levels, the rate of inflation, adjustments in monthly mortgage payments and consumer perceptions of economic conditions generally and the effect of any government stimulus programs and consumer protection/payment relief efforts. Social factors include changes in consumer confidence levels, consumer attitudes toward bankruptcy and the repayment of indebtedness and consumer perceptions of political events and shifts, which may be affected by the pandemic. We are generally unable to determine whether or to what extent economic or social factors will affect the performance of our portfolio of automobile contracts, but caution that a recession or depression in local, regional or national economies would be expected to increase delinquencies and losses, which would adversely affect our financial condition and results of operations.

If an Increase in Interest Rates Results in a Decrease in Our Cash Flows from Excess Spread, Our Results of Operations May Be Impaired.

Our profitability is largely determined by the difference, or “spread,” between the effective interest rate we receive on the automobile contracts that we acquire and the interest rates payable under warehouse credit facilities and on the asset-backed securities issued in our securitizations. In the past, disruptions in the market for asset-backed securities resulted in an increase in the interest rates we paid on asset-backed securities. Should similar disruptions take place in the future, we may pay higher interest rates on asset-backed securities issued in the future. Although we have the ability to partially offset increases in our cost of funds by increasing fees we charge to dealers when purchasing automobile contracts, or by demanding higher interest rates on automobile contracts we purchase, there is no assurance that such actions will materially offset increases in interest we pay to finance our managed portfolio. As a result, an increase in prevailing interest rates could cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows. See “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2023, our directors and executive officers collectively owned 13.2 million shares of our common stock, or approximately 62%.

We Do Not Intend to Pay Dividends on Our Common Stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

Our information security policies and processes are designed to assess, identify, and manage material risks from cybersecurity threats, including protecting the security and confidentiality of consumer information. We use various tools and strategies to identify and assess material risks from cybersecurity threats. We conduct ongoing cybersecurity gap analysis and risks assessments, vulnerability testing, and penetration testing. The cybersecurity risk assessments, vulnerability testing, and penetration testing are designed to identify internal and external risks to the security of our information systems.

We also actively monitor our systems and connections for abnormal activity, including malicious phishing attempts. This includes the use of intrusion detection systems, log analysis, and real-time monitoring of critical systems. We have an incident reporting portal available to all employees to submit any issues they suspect may pose a risk to our information technology (“IT”) systems and security.

We use the results of the above-described tools and strategies to assess the sufficiency of the safeguards in place to manage material risks from cybersecurity threats, to enhance such safeguards, or implement new safeguards, as necessary. We have several safeguards in place to manage material risks from cybersecurity threats. We have security awareness training for our employees, including ongoing simulated phishing email campaigns. We utilize firewalls, anti-virus software, encryption on stored data and communication channels, secure web portals for remote access to our systems, password security, and two-factor authentication. We continuously update our software and security patches. We restrict inbound email attachments, certain websites, and cloud-based drives. We monitor and restrict information transfers to and from unauthorized IP addresses. We also have physical security safeguards for our locations and data centers. We back up our systems and data regularly. In addition, we have a disaster recovery program designed to help us quickly respond to and recover from an interruption of critical IT services.

As part of our overall risk management processes, we engage in a multi-departmental strategy to assess and incorporate the above processes and involve other departments as needed, including IT, Systems, Risk Management, and Legal. We engage assessors, consultants, auditors, or other third parties to assist with some of the processes above, including conducting risk and gap assessments, IT audits and consulting, system monitoring, vulnerability testing, and penetration testing. To oversee and identify material cybersecurity risks associated with our use of third-party service providers, we limit data access for third-party service providers to only the data that is necessary for the given function and conduct due diligence on our service providers including their information security practices. We require our service providers to maintain appropriate safeguards for the security of consumer information.

We cannot assure that our information security policies and processes will be effective in protecting us from cybersecurity threats. Risks from cybersecurity threats have not materially affected us. However, if we experience a material cybersecurity incident it is reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information, please see Item 1A. Risk Factors of this Report, including the risk factors titled “If We Experience Problems with Our Originations, Accounting or Collection Systems, Our Results of Operations May Be Impaired” and “A Breach in the Security of Our Systems Could Result in the Disclosure of Confidential Information, or Subject us to Liability.”

Governance

The Senior Vice President of Systems and the Vice President of IT are responsible for assessing and managing material risks from cybersecurity threats through the implementation of the Company’s information security policies and processes. The Senior Vice President of Systems has over 20 years in IT and cybersecurity experience with the Company. The Vice of President IT has over 15 years in IT and cybersecurity experience with the Company and has earned industry certifications in IT. The Senior Vice President of Systems and the Vice President of IT report to the Executive Vice President of Risk, Systems, and IT.

The Senior Vice President of Systems and the Vice President of IT work directly with the internal and external IT personnel to implement our information security policies and processes, including those described in the “Risk Management and Strategy” above. They are informed about and monitor the prevention, detection, mitigation, and remediation or prevention of cybersecurity incidents through those processes. They regularly report on the status of these matters to the Executive Vice President of Risk, Systems, and IT.

The Board, as a whole, is responsible for risk oversight, including cybersecurity risk. As part of this oversight, the Executive Vice President of Risk, Systems, and IT reports to the Board annually on the status of and developments in the Company’s information security policies and processes.

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

The remaining three regional servicing centers occupy a total of approximately 65,000 square feet of leased space in Chesapeake, Virginia; Maitland, Florida; and Oak Brook, Illinois. The termination dates of such leases range from 2025 to 2031. The annual base rent for these facilities total approximately $1.4 million.

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

Wage and Hour Claim. On September 24, 2018, a former employee filed a lawsuit against us in the Superior Court of Orange County, California, alleging that we incorrectly classified our sales representatives as outside salespersons exempt from overtime wages, mandatory break periods and certain other employee protective provisions of California and federal law. The complaint seeks injunctive relief, an award of unpaid wages, liquidated damages, and attorney fees and interest. The plaintiff purports to act on behalf of a class of similarly situated employees and ex-employees. We believe that our compensation practices with respect to our sales representatives are compliant with applicable law. In August 2023, the parties settled by agreement the claims of the plaintiff and a California settlement class for $1.1 million and the settlement remains subject to final court approval.

Massachusetts Civil Investigative Demand. In September 2021, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the Company’s communications with and repossession notices sent to Massachusetts customers. On December 28, 2023 and without admitting any wrongdoing, the Company entered into an assurance of discontinuance with the Office of the Attorney General of the Commonwealth of Massachusetts, reflecting the parties’ agreements to settle and fully resolve allegations of the Company’s noncompliance with Massachusetts law. The Company agreed to make a payment in the total amount of $1.24 million to an independent trust for the purposes of making payments to eligible consumers, paying costs of implementation, and paying the Attorney General’s costs of investigation. In addition, the Company agreed to pay $75,000 for the fees and costs of a trustee to oversee the trust.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2023, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2023 is $3.6 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2023 does not exceed $5.6 million.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about Our Executive Officers

Set forth below are the names, ages, offices held, tenure, and certain biographical information of each of our executive officers as of the filing of this report:

Charles E. Bradley, Jr., 64, has been our Chief Executive Officer since January 1992, a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Prior to that he was our President from March 1991 to December 2022. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Michael T. Lavin, 51, has been President since December 2022, Chief Operating Officer since February 2019, and our Chief Legal Officer since March 2014.  Prior to that, he was our Executive Vice President since March 2014, Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as an associate at a large law firm and a spin off start up law firm.

Danny Bharwani, 56, has been Chief Financial Officer since September 2022 and Executive Vice President – Finance since December 2022. Previously, he was our Senior Vice President – Finance from April 2016 to December 2022 and Vice President – Finance from June 2002 to April 2016. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

Christopher Terry, 56, has been Executive Vice President of Risk Management, Systems, and IT since December 2022. Prior to that he was our Senior Vice President of Risk Management, Systems, and IT from October 2018 to December 2022, and Senior Vice President of Risk Management from May 2017 to October 2018. Prior to that, he was our Senior Vice President of Servicing from May 2005 to August 2013. He was Senior Vice President of Asset Recovery from August 2013 to May 2017 and from January 2003 to May 2005. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 61, has been Executive Vice President of Sales and Originations since December 2022. Prior to that she was Senior Vice President of Sales and Originations from June 2020 to December 2022 and Senior Vice President of Originations from April 2007 to June 2020. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Laurie A. Straten, 57, has been Executive Vice President of Servicing since December 2022. Prior to that, she was our Senior Vice President of Servicing from August 2013 to December 2022 and Senior Vice President of Asset Recovery from April 2013 to August 2013, and before that she held the position of Vice President of Asset Recovery starting in April 2005. She started with the Company in March 1996 as a bankruptcy specialist and took on more responsibility within Asset Recovery over time.  Prior to joining CPS she worked for the FDIC and served in the United States Marine Corps.

Michele Baumeister, 57, has been Senior Vice President of Originations since June 2023. Prior to that she was the Vice President of Originations from March 2017 to June 2023. She started with the Company in March 1997 as a Loan Processor and held a series of more senior positions within the Originations Department. Ms. Baumeister was previously a personal banker with Western Financial.

April Crisp, 37, has been the Senior Vice President of Compliance and Regulatory Affairs since June 2023. Prior to that, she was the Vice President of Legal from August 2016 to June 2023, and the Assistant Vice President of Legal from November 2013 to August 2016. Ms. Crisp is a California barred attorney.

Charles Gonel, 43, has been Senior Vice President of Servicing since June 2023. Prior to that he was the Vice President of Collections from March 2015 to June 2023. He joined the Company in March 2008 as a Collections Analyst and transferred into the Risk Management Department in 2010 where he held a sequence of increasingly more responsible positions. Prior to joining CPS, he was a Quality Assurance Analyst with AT&T Wireless.

John P. Harton, 59, has been Senior Vice President – Business Development since June 2020. Prior to that he was Senior Vice President – Program Development from March 2019 to June 2020, Senior Vice President – Marketing from March 2014 to March 2019 , and Vice President – Marketing from April 2010 to March 2014. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

Catrina Ralston, 48, has been Senior Vice President of Human Resources since December 2022. Prior to that, she was Vice President - Human Resources since March 2016. She joined the Company in 1997 as an Operations Clerk and transferred into the Human Resources Department in 2001 where she held a series of successively more responsible positions. Prior to joining CPS, Ms. Ralston worked as a customer service representative for the City of Virginia Beach Parks & Recreation Department.

Lisette Reynoso, 36, has been Senior Vice President and General Counsel since June 2023. Prior to that she was the Vice President of Legal from January 2020 to June 2023, the Assistant Vice President of Legal/Corporate Counsel from December 2018 to January 2020, and Corporate Counsel from December 2015 to December 2018. Ms. Reynoso is a California barred attorney.

Susan Ryan, 52, has been Senior Vice President of Servicing since June 2023. Prior to that she was the Vice President of Collections from March 2015 to June 2023. She started with the Company in 2003 as a Deficiency Supervisor where she took on more responsibility over time. Prior to joining CPS, she was a Deficiency Supervisor with The Finance Company.

Steve Schween, 61, has been Senior Vice President of Systems since December 2022. Previously, he was Vice President of Systems from February 2014. He joined in the Company in 2000 as a Systems Analyst and took on more responsibility over time. Mr. Schween was previously a Systems Analyst with Jeunique International.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol “CPSS.” As of January 1, 2024, there were 28 holders of record of the Company’s Common Stock.

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

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2023	$39,221	$8.95	39,221	$1,554,030
November 2023	–	–	–	1,554,030
December 2023	5,860	9.16	5,860	1,500,334

Total	$45,081	$8.98	45,081

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2023, our board of directors had authorized the purchase of up to $123.2 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2023, we have purchased $157.7 million of our common stock representing 24,245,802 shares.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we also have (i) originated vehicle purchase money loans by lending directly to consumers and have (ii) acquired installment purchase contracts in four merger and acquisition transactions, and (iii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders. In this report, we refer to all of such contracts and loans as “automobile contracts.”

We were incorporated and began our operations in March 1991. From inception through December 31, 2023, we have purchased a total of approximately $21.3 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2023 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2019	$1,002,782	$2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623

Our principal executive offices are in Las Vegas, Nevada. Most of our operational and administrative functions take place in Irvine, California. Credit and underwriting functions are performed primarily in our California branch with certain of these functions also performed in our Florida, Nevada, and Virginia branches. We service our automobile contracts from our California, Nevada, Virginia, Florida, and Illinois branches.

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

Since 1994 we have conducted 99 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2023, 18 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Securitizations
$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2017	4	$870,000
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114

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

In November 2015, we entered into another $100 million facility. This facility was most recently renewed in February 2022, extending the revolving period to January 2024, followed by an amortization period to January 2026. In June 2022, we doubled the capacity for this facility from $100 million to $200 million. Prior to the expiration of the revolving period in January 2024, the revolving period was extended to March 31, 2024.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the re-evaluation were to yield a value materially different from the recorded value, an adjustment, which we also refer to as a mark, would be required. Results for the years ended December 31, 2023 and 2022 include marks of $12.0 and $15.3 million, respectively, to the carrying value of the portion of the receivables portfolio accounted for at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses.

Anticipated credit losses are included in our estimation of cash to be received with respect to receivables. In accordance with the fair value accounting standards, credit losses are included in our computation of the appropriate level yield, therefore we do not thereafter make periodic provision for credit losses, as our best estimate of the lifetime aggregate of credit losses is included in that initial computation. Also, because we include anticipated credit losses in our computation of the level yield, the computed level yield is materially lower than the average contractual rate applicable to the receivables. Because our initial recorded value is fixed as the price we pay for the receivable, rather than as the contractual principal balance, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred.

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

We have recorded a liability as of December 31, 2023, which represents our best estimate of probable incurred losses for legal contingencies at that date. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2023, and in excess of the liability we have recorded, does not exceed $5.6 million.

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

In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) forecasted future net earnings from operations. Based upon those considerations, we have concluded that it is more likely than not that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. Our estimates of taxable income are forward-looking statements, and there can be no assurance that our estimates of such taxable income will be correct. Factors discussed under “Risk Factors,” and under the heading “Cautionary Note Regarding Forward-Looking Statements.” may affect whether such projections prove to be correct.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 99 term securitizations of approximately $19.1 billion in contracts. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently, we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2024.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2023 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2023 with the year ended December 31, 2022

Revenues.  During the year ended December 31, 2023, our revenues were $352.0 million, an increase of $22.3 million, or 6.8%, from the prior year revenues of $329.7 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the years ended December 31, 2023 and 2022 include fair value marks of $12.0 and $15.3 million, respectively, to the carrying value of the portion of the receivables portfolio accounted for at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. For the year ended December 31, 2023, our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $12.0 million.

Interest income for the year ended December 31, 2023 increased $24.0 million, or 7.9%, to $329.2 million from $305.2 million in the prior year. The primary reason for the increase in interest income is the 14.7% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio decreased from 12.0% in the prior year period to 11.3% in the current year period. The primary reason for the decrease in total interest yield is that the receivables measured at fair value makes up a larger portion of our total loan portfolio in the current year period. The interest yield on receivables measured at fair value is calculated taking into account expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023			2022
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan portfolio	$2,913,571	$329,219	11.3%	$2,539,110	$305,237	12.0%

Other income was $10.8 million for the year ended December 31, 2023 compared to $9.2 million for the year ended December 31, 2022. This 17.5% increase was primarily driven by the increase in origination and servicing fees we earned from third party receivables that we began originating in May 2021. These fees were $9.3 million for the year ended December 31, 2023 and $6.8 million in the prior year period.

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

Total operating expenses were $290.9 million for the year ended December 31, 2023, compared to $213.5 million for the prior year, an increase of $77.4 million, or 36.3%. The increase is primarily due to increases in interest expense and general and administrative expenses.

Employee costs increased by $3.9 million or 4.6%, to $88.1 million during the year ended December 31, 2023, representing 30.3% of total operating expenses. Employee costs were $84.3 million in the prior year, or 39.5% of total operating expenses.

The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$1,357.8	$1,854.4
Contracts purchased (units)	65,137	81,935
Managed portfolio outstanding (dollars)	$2,970.1	$2,795.4
Managed portfolio outstanding (units)	179,198	170,658

Number of Originations staff	185	182
Number of Sales staff	105	107
Number of Servicing staff	529	407
Number of other staff	71	88
Total number of employees	890	784

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $50.0 million, an increase of $12.4 million, or 32.9%, compared to the previous year and represented 17.2% of total operating expenses.

Interest expense for the year ended December 31, 2023 increased by $59.1 million to $146.6 million, or 67.5%, compared to $87.5 million in the previous year. Interest expense represented 50.4% of total operating expenses in 2023.

Interest on securitization trust debt increased by $50.8 million, or 71.9%, for the year ended December 31, 2023 compared to the prior year. The average balance of securitization trust debt increased 15.5% to $2,333.5 million for the year ended December 31, 2023 compared to $2,020.0 million for the year ended December 31, 2022. The annualized average rate on our securitization trust debt was 5.2% for the year ended December 31, 2023 compared to 3.5% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%

Interest expense on warehouse lines of credit was $19.2 million for the year ended December 31, 2023 compared to $10.3 million in the prior year. The increase was due to higher rates and the higher utilization of our credit lines during 2023 compared to 2022. The average balance of our warehouse debt was $181.7 million during 2023 compared to $130.1 million in 2022.

Interest expense on residual interest financing was $4.2 million for each of the years ended December 31, 2023 and 2022.

Interest expense on our subordinated renewable notes was $1.8 million in 2023 compared to $2.3 million in the prior year. The average balance of the notes decreased from $26.8 million in the prior year to $20.9 million for the year ended December 31, 2023. The average interest rate on our subordinated notes was 8.7% for the both years.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023			2022
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	2,913,571	329,219	11.3%	2,539,110	305,237	12.0%

Interest Bearing Liabilities
Warehouse lines of credit	$181,742	19,192	10.6%	$130,122	10,310	7.9%
Residual interest financing	50,000	4,199	8.4%	50,488	4,243	8.4%
Securitization trust debt	2,333,472	121,408	5.2%	2,020,036	70,627	3.5%
Subordinated renewable notes	20,936	1,832	8.7%	26,806	2,344	8.7%
	$2,586,150	146,631	5.7%	$2,227,452	87,524	3.9%

Net interest income/spread		$182,588			$217,713
Net interest margin (3)			6.3%			8.6%
Ratio of average interest earning assets to average interest bearing liabilities	113%			114%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2) Net of deferred fees and direct costs.
(3) Net interest income divided by average interest earning assets.

	Year Ended December 31, 2023 Compared to December 31, 2022
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan portfolio	$23,982	$29,404	$(5,422)

Interest Bearing Liabilities
Warehouse lines of credit	8,883	4,090	4,793
Residual interest financing	(44)	(41)	(3)
Securitization trust debt	50,781	10,959	39,822
Subordinated renewable notes	(512)	(513)	1
	59,108	14,495	44,613

Net interest income/spread	$(35,126)	$14,909	$(50,035)

Effective January 1, 2020, the Company adopted Accounting Standards Codification Topic 326 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendment introduces a new credit reserving model known as the Current Expected Credit Loss model, generally referred to as CECL. Adoption of CECL required the establishment of an allowance for the remaining expected lifetime credit losses on the portion of the Company’s receivable portfolio that was originated prior to January 2018. To comply with CECL, the Company recorded an addition to its allowance for finance credit losses of $127.0 million in 2020. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

For the year ended December 31, 2023, we recorded a reduction to provision for credit losses on finance receivables in the amount of $22.3 million. In the prior year period, we recorded similar reductions to provision for credit losses in the amount of $28.1 million. The reserve decreases were primarily due to better than expected credit performance for these receivables. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio.  Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense decreased by $1.8 million to $21.2 million during the year ended December 31, 2023 and represented 7.3% of total operating expenses. We purchased $1,357.8 million of new contracts during the year ended December 31, 2023 compared to $1,854.4 million in the prior year period.

Occupancy expenses were $6.4 million in 2023 which is down from $7.5 million in 2022.

Depreciation and amortization expenses decreased to $847,000 compared to $1.6 million in the prior year.

For the year ended December 31, 2023, we recorded income tax expense of $15.6 million, representing a 26% effective tax rate. In the prior period, our income tax expense was $30.2 million, also representing a 26% effective tax rate.

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

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022			2021
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	2,539,110	305,237	12.0%	2,147,611	266,266	12.4%

Interest Bearing Liabilities
Warehouse lines of credit	$130,122	10,311	7.9%	$51,313	4,448	8.7%
Residual interest financing	50,488	4,243	8.4%	42,692	3,763	8.8%
Securitization trust debt	2,020,036	70,626	3.5%	1,819,914	64,387	3.5%
Subordinated renewable notes	26,806	2,344	8.7%	25,270	2,641	10.5%
	$2,227,452	87,524	3.9%	$1,939,189	75,239	3.9%

Net interest income/spread		$217,713			$191,027
Net interest margin (3)			8.6%			8.9%
Ratio of average interest earning assets to average interest bearing liabilities	114%			111%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2) Net of deferred fees and direct costs.
(3) Net interest income divided by average interest earning assets.

	Year Ended December 31, 2022
	Compared to December 31, 2021
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan portfolio	38,971	24,553	14,418

Interest Bearing Liabilities
Warehouse lines of credit	5,863	6,831	(968)
Residual interest financing	480	687	(207)
Securitization trust debt	6,239	7,080	(841)
Subordinated renewable notes	(297)	161	(458)
	12,285	14,759	(2,474)

Net interest income/spread	$26,686	$9,794	$16,892

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

Net cash provided by operating activities for the years ended December 31, 2023, 2022 and 2021 was $238.0 million, $215.9 million and $198.2 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash used in investing activities for the year ended December 31, 2023, 2022 and 2021 was $359.5 million, $713.9 million and $115.4 million, respectively. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables were $1,251.0 million (includes acquisition fees paid), $1,673.2 million and $1,107.5 million in 2023, 2022 and 2021, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables.

Net cash provided by financing activities were $84.2 million and $484.2 million in 2023 and 2022, respectively. Net cash used in financing activities for the year ended December 31, 2021 was $50.4 million. Cash used or provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. We issued $1,235.5 million in new securitization trust debt in 2023 compared to $1,411.0 million in 2022 and $1,110.7 million in 2021. Repayments of securitization debt were $1,078.4 million, $1,060.1 million and $1,153.1 million in 2023, 2022 and 2021, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2023, we had unrestricted cash of $6.2 million and $166.0 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of December 31, 2023, we had approximately $21.9 million of such eligible collateral. During 2023, we completed four securitizations aggregating $1,235.5 million of notes sold. In January 2024, we completed another securitization with $280.9 million of notes sold. Cash proceeds from this securitization were used to pay down the outstanding balance on our two warehouse credit facilities thus increasing the amounts available for borrowing under these facilities. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of December 31, 2023, we were in compliance with all such financial covenants.

We currently have and will continue to have a substantial amount of outstanding indebtedness. At December 31, 2023, we had approximately $2,566.5 million of debt outstanding. Such debt consisted primarily of $2,265.4 million of securitization trust debt, and also included $234.0 million of warehouse lines of credit, $49.9 million of residual interest financing debt and $17.2 million in subordinated renewable notes.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2023 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$17,188	$5,373	$3,955	$4,066	$3,794
Operating and Finance Leases	$4,405	$1,879	$831	$516	$1,179

(1)	Securitization trust debt, in the aggregate amount of $2,265.4 million as of December 31, 2023, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $826.3 million in 2024, $618.4 million in 2025, $386.5 million in 2026, $242.8 million in 2027, $152.6 million in 2028, and $38.8 million in 2029.
(2)	Long-term debt represents subordinated renewable notes.

We anticipate repaying debt due in 2024 with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 82.0% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to one-month SOFR plus 3.00% per annum, with a minimum rate of 3.75% per annum and during the amortization period at a per annum rate equal to one-month SOFR plus 4.00% per annum, with a minimum rate of 4.75% per annum. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to 8.50% per annum and during the amortization period at a per annum rate equal to 9.50% per annum. In July 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. This facility was amended to extend the revolving period to July 2024 and to include an amortization period through July 2025 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2023 there was $165.6 million outstanding under this facility.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 85.25% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.15% per annum, with a minimum rate of 5.15% per annum. On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. In June 2022, we increased the capacity of our credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. This facility was amended to extend the revolving period to January 2024 followed by an amortization period through January 2028 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2023 there was $69.0 million outstanding under this facility. Prior to the expiration of the revolving period in January 2024, the revolving period was extended to March 31, 2024.

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

Capitalization

Over the period from January 1, 2021 through December 31, 2023 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$49,623	$53,682	$25,426
Issuances	–	–	50,000
Payments	–	(4,311)	(21,265)
Capitalization of deferred financing costs	–	–	(755)
Amortization of deferred financing costs	252	252	276
Ending balance	$49,875	$49,623	$53,682

SECURITIZATION TRUST DEBT:
Beginning balance	$2,108,744	$1,759,972	$1,803,673
Issuances	1,235,534	1,411,018	1,110,747
Payments	(1,078,432)	(1,060,052)	(1,153,114)
Capitalization of deferred financing costs	(7,888)	(8,681)	(7,058)
Amortization of deferred financing costs	7,488	6,487	5,724
Ending balance	$2,265,446	$2,108,744	$1,759,972

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$25,263	$26,459	$21,323
Issuances	586	4,004	12,298
Payments	(8,661)	(5,200)	(7,162)
Ending balance	$17,188	$25,263	$26,459

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

On June 30, 2021, we completed a $50 million securitization of residual interests from other previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2023 there was $50.0 million outstanding under this facility.

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

Securitization Trust Debt.   Since 2011, we treated all 49 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. We had $2,265.4 million of securitization trust debt outstanding at December 31, 2023.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2023 there were $17.2 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2023, we were in compliance with all such covenants.

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

Item 8. Financial Statements and Supplementary Data

This report includes Consolidated Financial Statements, notes thereto and an Independent Auditors’ Report, at the pages indicated below, in the “Index to Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2023, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below.

Charles E. Bradley, Jr., 64, has been the Company’s Chief Executive Officer since January 1992, a director since the Company’s formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Prior to that he was President of the Company from March 1991 to December 2022. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

Stephen H. Deckoff, 58, has been a director of the Company since August 2022. Mr. Deckoff has been the Managing Principal of Black Diamond, Capital Management, L.L.C., (“Black Diamond”), a privately held alternative asset management firm, since its founding in 1995. Prior to 1995, Mr. Deckoff was a Senior Vice President of Kidder, Peabody & Co. Inc. (“Kidder”) and head of its Structured Finance Group. Prior to joining Kidder, Mr. Deckoff was a Managing Director in the Structured Finance Group at Bear Stearns & Co., Inc. (“Bear Stearns”) Before joining Bear Stearns, Mr. Deckoff worked in the Structured Finance Department of Chemical Securities, Inc. and the Fixed Income Research Department at Drexel Burnham Lambert. In June 2023, Mr. Deckoff joined the Board of KVH Industries, Inc., a publicly traded company providing connectivity solutions to primarily maritime customers globally. Mr. Deckoff brings to the Board his extensive financial experience and expertise.

Louis M. Grasso, 77, has been a director of the Company since October 2019. Mr. Grasso was the founder and majority owner of PFC Corporation (“PFC”) until his retirement in November 2011, upon sale of PFC’s portfolio of assets to Capstone Realty Advisors. Over a period of 35 years, PFC Corporation originated over $1.8 billion of mortgage loans, and issued $1.8 billion of mortgage-backed securities. He brings to the Board knowledge and experience bearing in particular on the Company’s strategies for meeting its capital requirements, and broad organizational and management skills.

William W. Grounds, 68, has been a director of the Company since December 2021. From 2008 to 2021, he was the President and COO of Infinity World Development Corp, the principal business of which was a was a $5 billion investment in the CityCenter mixed use integrated resort property located in Las Vegas, Nevada. Mr. Grounds served on the board of MGM Resorts International, a hospitality and entertainment company, from 2013 to 2021 and of Remark Holdings Inc., a technology company, from 2013 to 2019. Mr. Grounds joined the Board of PointsBet Holdings Limited, an Australian sports wagering operator and iGaming provider, in December 2022. During his career he has held senior executive positions in major real estate private equity investment, development and construction entities. Mr. Grounds brings to the Board experience as a director of publicly-traded companies, and skills in investment and general management.

Brian J. Rayhill, 61, has been a director of the Company since August 2006. Mr. Rayhill has been a practicing attorney in New York State since 1988 and the managing attorney of the Law Office of Bian Rayhill for the past five years. As an experienced advocate, counselor and litigator, Mr. Rayhill brings legal knowledge and perspective to the Company’s Board.

William B. Roberts, 86, has been a director of the Company since its formation in March 1991. From 1981 until his retirement at the end of 2020, he was the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts. Having spent decades in the business of finance, Mr. Roberts brings to the Company’s Board his perspective and judgment regarding means of financing its business.

James E. Walker III, 61, has been a director of the Company since August 2022. Mr. Walker is Managing Partner and Founder of Vinson Ventures, LLC, (“Vinson Ventures”), a boutique investment firm focused on building and growing early-stage companies, and the Executive Chairman of IntellPro, a SaaS based investment management software product for the asset management industry. Prior to starting Vinson Ventures, from June 2020 to August 2021, Mr. Walker served as CEO and Partner at Palm Ventures, LLC, a private investment firm in Greenwich, CT. From November 2017 to present, Mr. Walker has been a member of the board of directors of Starwood Real Estate Trust, a private real estate investment firm, and has served as the lead independent director. From 2018 to present, Mr. Walker has also served as a senior partner at Jadian Capital, an alternative investment firm. From 2008 through 2017, Mr. Walker was a Managing Partner of Fir Tree Partners (“Fir Tree”), a global alternative asset management firm. Prior to joining Fir Tree, Mr. Walker was a co-founder and Managing Partner of Black Diamond, a privately held alternative asset management firm. Mr. Walker began his career in investment banking at Kidder and Bear Stearns. In June 2023, Mr. Walker joined the board of Emeco, an Australian mining equipment rental business. Mr. Walker has served as a director of Clarus Corporation, a publicly traded company focused on the outdoor and consumer enthusiast markets, since February 2022. Mr. Walker also became a member of the advisory board for certain funds managed by Black Diamond in January 2022. Mr. Walker brings to the Board his extensive investment management experience.

Gregory S. Washer, 62, has been a director of the Company since June 2007. He was the President and owner of Clean Fun Promotional Marketing (“Clean Fun”), a promotional marketing company, from its founding in 1986 through its sale in September 2014. He continued to act as a consultant to Clean Fun through August 2017, and is now retired. Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 65, has been a director of the Company since July 2001. Mr. Wood was President of Carclo Technical Plastics (“Carclo”), a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007. Previously, from 1988 to September 2000, he was the Chief Operating Officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics. As President of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements. He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

Executive Officers

The information regarding the Company’s executive officers set forth in Part I of this report under the caption “Information about Our Executive Officers” is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers, which applies to the Company’s chief executive officer, chief financial officer, controller and others. A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company’s principal executive offices.

Audit and Other Committees

The Board of Directors (the “Board”) has established an Audit Committee, a Compensation Committee, and a Nominating Committee. Each of these three committees operates under a written charter, adopted by the Board of Directors. The charters are available on the Company’s website, https://ir.consumerportfolio.com/corporate-governance. The Board of Directors has concluded that each member of these three committees (every director other than Mr. Bradley, the Company’s chief executive officer), is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them have a material relationship with the Company that would impair their independence from management or otherwise compromise the ability to act as an independent director.

The members of the Audit Committee are Mr. Rayhill (chairman), Mr. Grasso, Mr. Washer, and Mr. Wood. The Board has determined that each Audit Committee member is independent as defined under Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act.

The Audit Committee is empowered by the Board of Directors to review the financial books and records of the Company in consultation with the Company’s accounting and auditing staff and its independent auditors and to review with the accounting staff and independent auditors any questions that may arise with respect to accounting and auditing policy and procedure.

The Board of Directors has further determined that Mr. Wood has the qualifications and experience necessary to serve as an “audit committee financial expert” as such term is defined in Item 407 of Regulation S-K promulgated by the SEC. Mr. Wood, as president of Carclo, was responsible for the preparation and evaluation of the audited financial statements of that company.

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Wood (chairman), Mr. Grounds, and Mr. Roberts.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this report. Based on such review and discussions and relying thereon, the Compensation Committee has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

THE COMPENSATION COMMITTEE

Daniel S. Wood (chairman)                  William W. Grounds                    William B. Roberts

Compensation Discussion and Analysis

2023 Say-on-Pay Advisory Vote Outcome

The Compensation Committee annually considers the results of the most recent advisory vote by shareholders to approve executive officer compensation. In the 2023 advisory vote, a majority of the voted shares (71%) approved of the compensation of our named executive officers. The Compensation Committee interprets that vote as a reason to retain the existing design, purposes and structure of our executive compensation programs. The Compensation Committee will continue to consider the results from future shareholder advisory votes regarding executive officer compensation in its future administration of executive compensation.

Compensation Objectives

The Company’s objectives with respect to compensation are several.  The significant objectives are to cause compensation (i) to be sufficient in total amount to provide reasonable assurance of retaining key executives, (ii) to include a significant contingent component, so as to provide strong incentives to meet designated Company objectives, and (iii) to include a significant component tied to the price of the Common Stock, so as to align management’s incentives with shareholder interests. The Compensation Committee (“Committee”) of the Company’s Board of Directors is charged with administering the Company’s compensation plans to meet those objectives. To the extent that elements of compensation would not advance such objectives, or would do so less effectively than would other elements, the Committee seeks to avoid paying compensation in those forms.

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

The table below provides comparative information regarding the components of our year 2023 executive compensation program. We are applying the same elements in our executive compensation program for the year 2024.

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

The Committee has from time to time considered providing additional elements of executive compensation. It has considered elements such as restricted stock awards, restricted stock units, compensation contingent on a change in control, defined benefit pension plans, deferred cash compensation, and supplemental retirement plans (supplemental in the sense that they exceed the limits for tax advantaged treatment). To date, the Committee has elected not to pay compensation in such forms, having determined that the Company’s objectives are better met by one or more of the elements of compensation that it does pay.

Regarding restricted stock and restricted stock units, the Committee has noted that any form of equity equivalent to or closely tied to common stock does serve to meet the objective of aligning officers’ personal interest with that of the shareholders generally. The Committee believes, however, that the objective is better met by grants of stock options than by grants of share equivalents, because recipients of the grants will face the same degree of variance in results at a lesser cost to the Company, when option grants are compared to grants of restricted stock units. Further, unlike restricted stock, option grants will not provide a reward to the holder absent an improvement over time in the Company’s stock price. The Committee has elected not to provide material perquisites as compensation, having determined that cash is a better medium of exchange.

Regarding compensation that would be payable contingent on a change in control of the Company, the Committee believes that there are certain legitimate objectives to be met by such contingent compensation. As of the date of this report, however, no such contingent compensation plans are in place. Regarding defined benefit pension plans, deferred cash compensation and supplemental retirement plans, the Committee believes that the Company’s retention objective is better met by straight cash payments, whether in the form of base salary or in the form of bonus compensation. In particular with respect to plans for deferred compensation, the Committee believes those make sense for the Company and for the recipient only on the basis of assumptions regarding future tax rates payable by each. Having no assurance that such assumptions would be correct, the Committee has chosen not to put into place any special deferred compensation programs for the company’s executive officers. Those officers do participate in a company-sponsored tax-deferred savings plan, commonly known as a 401(k) plan, on the same terms available to company employees generally.

The Committee may in the future revisit its conclusions as to any of the components discussed above, or may consider other forms of compensation.

The Base Salary Element

With respect to the retention objective, the Committee considers an executive’s base salary to be the most critical component. Acting primarily on the basis of recommendations of the chief executive officer, the Committee adjusts other officers’ base salaries annually, with the adjustment generally consisting of a 2% to 10% increase from the prior year’s rate. Where exceptional circumstances apply, such as recruitment of a new executive officer, a promotion to executive officer status or a special need to retain an individual officer, the chief executive officer may recommend, and the Committee may approve, a larger increase.

The Company’s general approach in setting the annual compensation of its named executive officers is to set those officers’ base compensation by reference to their base rates for the preceding year. During the year ended December 2023 the Company’s chief executive officer, Charles E. Bradley, Jr., received $995,000 in base salary. In setting that rate in the first quarter of 2023, the Committee considered the base salary rate that the Company had paid in the prior year ($995,000), the desirability of providing an annual increase, the desirability of ensuring retention of the services of the Company’s incumbent chief executive officer, the Company’s financial performance, and the levels of chief executive officer compensation prevailing among other financial services companies. The Committee considered whether to adjust officers’ base compensation for 2023, and determined not to increase the base rate for the chief executive officer. The Committee increased the base rate for each of the other named executive officers in conjunction with each of their respective promotions in late 2022.

The Annual Incentive Bonus (Executive Management Bonus Plan) Element

To encourage executive officers and key management personnel to exercise their best efforts and management skills toward causing the Company to meet its overall objective, and toward achieving designated specific individual objectives, the Company has implemented an Executive Management Bonus Plan, with annual payouts. Under the Company’s bonus plan as applied to the year ended December 2023 the Company’s president is eligible to receive a cash bonus of up to 160% of his base salary and the executive vice presidents are eligible to receive a cash bonus of up to 140% of their base salaries. The chief executive officer is eligible to receive a cash bonus of up to 600% of his base salary. The Committee is expected to evaluate each named executive officer’s performance and determine the amount of the Executive Management Bonus Plan award earned by the end of June 2024.

The Long-Term Incentive Compensation Element

The Committee also awards incentive and non-qualified stock options under the Company’s stock option plans. Such awards are designed to assist in the retention of key executives and management personnel and to create an incentive to create shareholder value over a sustained period of time. The Company believes that stock options are a valuable tool in compensating and retaining employees. Because the exercise price of all options granted is equal to or above the fair market value of the Company’s common stock on the date of grant, the option holders may realize value only if the stock price appreciates from the price on the date the options were granted. This design is intended to focus executives on the enhancement of shareholder value over the long term.

During the year ended December 31, 2023, the Committee did not grant stock options to the Company’s executive officers.

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

Exercise of Discretion

In exercising its discretion as to the level of executive compensation and its components, the Committee considers a number of factors. Members of the Committee conduct informal surveys of compensation paid to comparable executives within and without the consumer finance industry. The Committee finds these data useful primarily in evaluating the overall level of compensation paid or to be paid to the Company’s executive officers. Financial factors considered include earnings, revenue, originations, and budget attainment. Operational factors considered include individual and group management goals; indicators of the performance and credit quality of the Company’s servicing portfolio, including levels of delinquencies and charge-offs; and indicators of successful management of personnel, including employee stability. All of such factors are assessed with reference to the judgment of the Committee as to the degree of difficulty of achieving desired outcomes. With respect to payment of annual bonuses and grants of stock options, the Committee also takes note of factors relating to the degree of the Company’s success over the most recent year.

Specific Objectives and Evaluation

In the first quarter of 2023 the Compensation Committee designated specific objectives with respect to the chief executive officer to be accomplished within the year 2023, and fixed weights to be associated with each such objective. The chief executive officer proposed to the Compensation Committee specific annual objectives with respect to each other executive officer of the company, which the Committee approved. The Compensation Committee anticipates evaluating the named executive officers’ performance in comparison to the goals, determining whether each of these objectives were met, and determining the amount of the Executive Management Bonus Plan award earned by each named executive officer by the end of June 2024.

Grants of Options

The Committee did not award of stock options to the Company’s officers in 2023. In determining not to make such grant, the Committee considered the various factors noted above with respect to option grants generally.

Stock Ownership, Hedging and Pledging

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

Summary of Compensation

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2023 by the Company’s chief executive officer, its chief financial officer, and the other three most highly compensated individuals (such five individuals, the “named executive officers”) who were serving in such position or as executive officers at any time in 2023. It lists their names, their principal positions in which they served in those years, and each component of compensation paid with respect to those years.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Non-Equity Incentive Plan Compensation (2)	Option Awards (3)	All Other Compensation (4)	Total
Charles E. Bradley, Jr.	2023	$995,000	$–	$–	$342	$995,342
Chief Executive Officer	2022	995,000	3,980,000	5,885,850	351	10,861,201
	2021	995,000	2,900,000	795,300	360	4,690,660

Michael T. Lavin	2023	452,000	–	–	342	452,342
President	2022	411,000	575,000	448,200	351	1,434,551
& Chief Operating Officer	2021	411,000	575,000	238,590	360	1,224,950

Danny Bharwani	2023	371,000	–	–	342	371,342
Executive Vice President	2022	331,000	324,000	298,800	351	954,151
& Chief Financial Officer

Teri L. Robinson	2023	386,000	–	–	342	386,342
Executive Vice President	2022	368,000	401,000	298,800	351	1,068,151
- Sales & Originations	2021	368,000	403,000	159,060	360	930,420

Laurie A. Straten	2023	386,000	–	–	342	386,342
Executive Vice President	2022	368,000	361,000	298,800	351	1,028,151
- Servicing	2021	368,000	359,000	159,060	360	886,420

(1)	Mr. Bharwani was appointed chief financial officer of the Company in September 2022.
(2)	The amount of the Non-Equity Incentive Plan Compensation award for 2023 is not calculable through the latest practicable date and this amount is expected to be determined by the end of June 2024. Such amount, when finally determined, will be disclosed in a filing under Item 5.02(f) of Form 8-K.
(3)	Represents the dollar value accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 and SFAS 123R. Value was estimated using a Black-Scholes model for 2021 and 2022. For the options granted on January 24, 2022, the weighted average fair value per option was $5.8558, based on assumptions of 4.11 years expected life, expected volatility of 75.26%, and a risk-free rate of 1.43%. For the options granted on June 24, 2022, the weighted average fair value per option was $4.98, based on assumptions of 4.11 years expected life, expected volatility of 75.15%, and a risk-free rate of 3.13%. For the year 2021 the weighted average fair value per option was $2.6510, based on assumptions of 4.11 years expected life, expected volatility of 71.38%, and a risk-free rate of 0.51%. No option awards were granted in 2023.
(4)	Amounts in this column represent premiums paid by the Company for group life insurance.

Grants of Plan-Based Awards in Last Fiscal Year

In the year ended December 31, 2023, we did not grant any options, stock awards, or stock appreciation rights to any of our named executive officers.

Our named executive officers are eligible for awards under our Executive Management Bonus Plan, which are expected to be determined by the end of June 2024. The table below provides information regarding the awards for which the named executive officers are eligible for the year 2023.

Grants of Plan-Based Awards

	Estimated future payouts under non-equity incentive plan awards
Name	Threshold	Target	Maximum
Mr. Bradley	$–	$5,970,000	$5,970,000
Mr. Lavin	–	723,200	723,200
Mr. Bharwani	–	519,400	519,400
Ms. Robinson	–	540,400	540,400
Ms. Straten	–	540,400	540,400

The “target” and “maximum” figures appearing in the table above represent the maximum cash payout under the individual executives’ Executive Management Bonus Plan awards as of the date the incentive was fixed. The chief executive officer, Mr. Bradley, is eligible to receive a cash bonus of up to 600% of his base salary. The Company’s president, Mr. Lavin, is eligible to receive a cash bonus of up to 160% of his base salary. The other named executive officers, as executive vice presidents, are eligible to receive a cash bonus of up to 140% of their base salaries. The actual payout to each individual named in the table above has not been determined as of the date of this report.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2023 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option. Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date
Charles E. Bradley, Jr.	300,000	–		$4.35	5/17/2024
	300,000	–		3.48	5/9/2025
	300,000	–		3.53	8/8/2026
	180,000	60,000	(1)	2.47	6/1/2027
	150,000	150,000	(2)	4.95	8/3/2028
	187,500	562,500	(3)	10.32	1/24/2029
	75,000	225,000	(4)	10.25	6/24/2029

Michael T. Lavin	90,000	–		$4.35	5/17/2024
	90,000	–		3.48	5/9/2025
	90,000	–		3.53	8/8/2026
	112,500	37,500	(1)	2.47	6/1/2027
	45,000	45,000	(2)	4.95	8/3/2028
	22,500	67,500	(4)	10.25	6/24/2029

Danny Bharwani	60,000	–		$4.35	5/17/2024
	60,000	–		3.48	5/9/2025
	60,000	–		3.53	8/8/2026
	45,000	15,000	(1)	2.47	6/1/2027
	30,000	30,000	(2)	4.95	8/3/2028
	15,000	45,000	(4)	10.25	6/24/2029

Teri L. Robinson	60,000	–		$4.35	5/17/2024
	60,000	–		3.48	5/9/2025
	60,000	–		3.53	8/8/2026
	60,000	20,000	(1)	2.47	6/1/2027
	30,000	30,000	(2)	4.95	8/3/2028
	15,000	45,000	(4)	10.25	6/24/2029

Laurie A. Straten	60,000	–		$4.35	5/17/2024
	60,000	–		3.48	5/9/2025
	60,000	–		3.53	8/8/2026
	60,000	20,000	(1)	2.47	6/1/2027
	30,000	30,000	(2)	4.95	8/3/2028
	15,000	45,000	(4)	10.25	6/24/2029

    (1)    Becomes exercisable as to the unexercisable portion on June 01, 2024.

    (2)    Becomes exercisable as to cumulative increments of one-half of the unexercisable portion on August 3, 2024 and 2025.

    (3)    Becomes exercisable as to cumulative increments of one-half of the unexercisable portion on January 24, 2025 and 2026.

    (4)    Becomes exercisable as to cumulative increments of one-third of the unexercisable portion on June 24, 2024, 2025 and 2026.

Option Exercises in Last Fiscal Year

All of the five named executive officers exercised stock options during 2023. The table below shows the realized value and the number of options exercised for those individuals. None of our officers hold stock awards; accordingly, no stock awards vested during 2023.

Option Exercises and Stock Vested

	Value realized on exercise (1)	Number of shares acquired on exercise
Mr. Bradley	$2,505,504	370,001
Mr. Lavin	956,700	225,000
Mr. Bharwani	975,100	175,000
Ms. Robinson	778,800	180,000
Ms. Straten	663,900	175,000

(1)	The value realized is the difference between the fair market value of the Company’s common stock on the date of exercise (the closing price reported by Nasdaq) and the exercise price of the option.

Executive Management Bonus Plan (Non-equity Incentive Plan)

The salary and cash bonus of the named executive officers are determined by the Compensation Committee. The compensation appearing in the Summary Compensation Table above under the caption “Non-Equity Incentive Plan Compensation” is paid pursuant to an Executive Management Bonus Plan (the “EMB Plan”).   The EMB Plan is administered by the Compensation Committee. Among other things, the Compensation Committee selects participants in the EMB Plan from among the Company’s executive officers and determines the performance goals, target amounts and other terms and conditions of awards under the EMB Plan. With respect to officers other than the chief executive officer, determinations of base salary and of criteria relating to the EMB Plan are based in part on evaluations of such officers prepared by the chief executive officer, which are furnished to and discussed with the Compensation Committee.

Director Compensation

Throughout 2023, we paid our non-employee directors a retainer of $6,000 per month, with an additional fee of $700 per month for service on a board committee ($1,200 for a committee chairman). Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the board of directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings.

Name of Director	Fees Earned or Paid in Cash (1)	Total
Charles E. Bradley, Jr. (2)	$–	$–
Stephen H. Deckoff	74,000	74,000
Louis M. Grasso	83,400	83,400
William W. Grounds	91,800	91,800
Brian J. Rayhill	106,200	106,200
William B. Roberts	82,400	82,400
James E. Walker III	75,000	75,000
Gregory S. Washer	97,800	97,800
Daniel S. Wood	106,200	106,200

(1)	This column reports cash compensation earned in 2023 for Board and committee service.
(2)	Mr. Bradley’s compensation as chief executive officer of the Company is described elsewhere in this report. He received no additional compensation for service on the Company’s Board of Directors.

Pension Plans

The Company’s officers do not participate in any pension or retirement plan, other than a tax-qualified defined contribution plan (commonly known as a 401(k) plan).

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

As of December 31, 2023, each of the named executive officers would realize a benefit if unvested stock options were to become immediately exercisable upon a change in control, based on the value of the shares underlying such options at the closing market price on December 30, 2023, which was $9.37 per share. The respective amounts of such possible benefit are set forth in the following table:

Potential Value Upon Acceleration
Mr. Bradley	$1,077,000
Mr. Lavin	457,650
Mr. Bharwani	236,100
Ms. Robinson	270,600
Ms. Straten	270,600

Management Structure

The board of directors is responsible for overseeing the management of the Company. Its oversight is aimed at seeing to it that the Company’s business is managed to meet our goals, and that the interests of the shareholders are served.

Charles E. Bradley, Jr. currently serves as both the chairman of the board and our chief executive officer, and is the only member of our board who is not independent of the Company. The Nominating Committee has determined that the remaining directors and director nominees are “independent” under applicable independence standards of the Nasdaq Stock Market. Our board has chosen not to designate any individual formally as the lead independent director. Each director retains his full oversight responsibility.

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

The board of directors as a whole in its regular meetings discusses and considers the risk inherent in the existing business of the Company and in proposed initiatives. Because the Company’s business consists of extending consumer credit to individuals believed to be of higher risk than others (sub-prime credit), the assessment of the risk assumed in such extensions of credit is a primary consideration on the part of the board. Risk oversight is also a key function of the Audit Committee and Compensation Committee.

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

Chief Executive Officer Pay Ratio

The Dodd-Frank Reform and Consumer Protection Act includes a mandate that public companies disclose the ratio of the compensation of their chief executive office to their median employee (“CEO Pay Ratio”). The CEO Pay Ratio for 2023 is not calculable at this time because Mr. Bradley’s 2023 Non-Equity Incentive Plan Compensation award has not yet been determined. The 2023 Non-Equity Incentive Plan Compensation award is expected to be determined by the end of June 2024. Such amount, when finally determined, and the CEO Pay Ratio for 2023, will be disclosed in a filing under Item 5.02(f) of Form 8-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the number and percentage of shares of our Common Stock (our only class of voting securities) owned beneficially as of March 1, 2024 (the latest practicable date) by (i) each person known to us to own beneficially more than 5% of the outstanding Common Stock, (ii) each director and each named executive officer, and (iii) all of our directors and executive officers, as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. Percent of class is calculated by reference to 21,129,918 shares outstanding on March 1, 2024. Except as otherwise noted, each person named in the table has a mailing address at 3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada 89169.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	5,585,801		24.5%
Stephen H. Deckoff	5,127,165	(2)	24.3%
Louis M. Grasso	100,300		*
William W. Grounds	34,600		*
Brian J. Rayhill	383,411		1.8%
William B. Roberts	960,078		4.5%
James E. Walker III	0		*
Gregory S. Washer	572,784		2.7%
Daniel S. Wood	415,067		1.9%
Danny Bharwani	637,639		3.0%
Michael T. Lavin	794,161		3.7%
Teri L. Robinson	714,421		3.3%
Laurie A. Straten	465,872		2.2%
All directors and executive officers combined (22 persons)	17,701,448	(3)	67.9%
Black Diamond Capital Management, L.L.C. 2187 Atlantic Street, 9th Floor, Stamford, CT 06902	5,127,165	(2)	24.3%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas, 78746	1,623,488	(4)	7.7%

 *Less than 1%

(1)	Includes certain shares that may be acquired within 60 days after March 1, 2024 from the Company upon exercise of options, as follows: Mr. Bradley, 1,680,000 shares; Mr. Grasso, 90,000 shares; Mr. Grounds, 30,000 shares; Mr. Rayhill, 195,000 shares; Mr. Roberts, 60,000 shares; Mr. Washer, 180,000 shares; Mr. Wood, 195,000 shares; Mr. Bharwani, 270,000 shares; Mr. Lavin, 450,000 shares; Ms. Robinson, 285,000 shares; and Ms. Straten, 285,000 shares. Of Mr. Bradley’s shares, 1,685,878 are pledged to secure loan(s) to him. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company’s Employee 401(k) Plan (the “401(k) Plan”). The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund. Each “unit” in the mutual fund represents an interest in Company stock, cash and cash equivalents.
(2)	These shares are held directly by certain Black Diamond investment vehicles (“Black Diamond vehicles”). Black Diamond Capital Management, L.L.C. (“Black Diamond”) exercises investment discretion on behalf of investment advisory affiliates that serve as investment advisers to the Black Diamond vehicles. Mr. Deckoff is the Managing Principal of Black Diamond. Mr. Deckoff disclaims beneficial ownership over the shares, except to the extent of his pecuniary interest therein.
(3)	Includes 4,982,440 shares that are not outstanding as of the date of this report, but which may be acquired within 60 days after March 1, 2024 upon exercise of options.
(4)	Based on a report on Schedule 13G/A filed by the named person on February 9, 2024.

Equity Compensation Plan Information

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2023.

Plan Category	Outstanding Options	Weighted average exercise price of Outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by shareholders	8,124,940	$5.11	2,683,830
Plans not approved by shareholders	None	N/A	N/A
Total	8,124,940	$5.11	2,683,830

Item 13. Certain Relationships and Related Transactions, and Director Independence

Subordinated Notes. The Company has offered and sold its subordinated notes in a continuous public offering. Executive officer Teri L. Robinson has purchased such notes directly from the Company in the offering, in each case on the same terms then offered to the public generally. The largest aggregate amount of principal outstanding on Ms. Robinson’s notes in 2023 was $540,578. The amount of principal outstanding as of March 1, 2024 was $330,548. In 2023, the Company paid $950,548 of principal on such notes, which includes principal paid more than once due to the renewal of matured notes during the year. That same year, the Company paid $25,293 of interest at rates fixed at the time of purchase of each note. The interest rate on such notes ranges from 4.9% to 7.15%.

Executive officer Steve Schween purchased such subordinated notes from the Company before he became an executive officer. The largest aggregate amount of principal outstanding on Mr. Schween’s note in 2023 was $665,460. The amount of principal outstanding as of March 1, 2024 was $665,460. In 2023, the Company paid $130,570 in interest at a rate fixed at the time of purchase of the note. The interest rate on the note is 12.25%.

Employment. Ms. Noel Jackson, the Company’s Vice President of Servicing, is the sister of Mr. Bradley, the Company’s chief executive officer and chairman of the board. For fiscal year 2023, Ms. Jackson received annual compensation of a base salary of $181,000 and is also eligible for an award of up to 78% of her base salary under the Executive Management Bonus Plan described above. Ms. Jackson’s employment with the Company was authorized by the Board of Directors and her base salary and Executive Management Bonus Plan award is reviewed and approved by the Compensation Committee on an annual basis.

Other Transactions. In October 2022, before Mr. Schween became an executive officer, the Limited Liability Company of which Mr. Schween is a member entered into a one-year contract with the Company to provide vehicle data services to the Company. The initial approximate dollar amount involved in the transaction and Mr. Schween’s interest in the transaction was $130,000. The contract was terminated in May 2023 and the actual dollar amount involved in the transaction and Mr. Schween’ s interest in the transaction was $80,000.

Policy on Related Party Transactions and Director Independence. It is the Company’s policy that transactions with related parties having a control or fiduciary relationship with the Company who personally benefit from such transactions may take place only if approved by the Audit Committee or by the members of the Company’s Board of Directors who are disinterested with respect to the transaction, and independent in accordance with the standards for director independence prescribed by Nasdaq. Such policy is maintained in writing in the charter of the Audit Committee. The Audit Committee has given general approval to executive officer purchases of subordinated notes that are on terms and rates then available to the public, including the purchases by Ms. Robinson The transactions with Mr. Schween described above were not subject to approval because they were entered into before Mr. Schween was an executive officer.

The nine directors of the Company are Charles E. Bradley, Jr., Stephen H. Deckoff, Louis M. Grasso, William W. Grounds, Brian J. Rayhill, William B. Roberts, James E. Walker III, Gregory S. Washer, and Daniel S. Wood, of whom Messrs. Rayhill, Grasso, Washer, and Wood compose the Audit Committee. The Board of Directors has concluded that other than Mr. Bradley (who is the Company’s chief executive officer), each of the other eight directors is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them has a material relationship with the Company that would impair his independence from management or otherwise compromise his ability to act as an independent director.

Item 14. Principal Accounting Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2023 and 2022. Crowe LLP has served as the Company’s independent registered public accounting firm since February 2009, and has reported on the Company’s financial statements for the years ended December 31, 2008 through 2023.

Audit and Non-Audit Fees	2022	2023
Audit Fees (1)	$920,000	$960,000
Audit-Related Fees (2)	190,850	240,850
Tax Fees (3)	265,795	296,000
All Other Fees	–	–
TOTAL	$1,376,645	$1,496,850

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3)	The 2022 and 2023 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee is also empowered to delegate such authority to one or more of its members. The Audit Committee has delegated to its chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2023 and December 31, 2022, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

In the course of its meetings, the Audit Committee has considered whether the provision of the non-audit fees outlined above is compatible with maintaining the independence of the audit firm, and has concluded that such independence is not and was not impaired.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements listed below under the caption “Index to Financial Statements” are filed as a part of this report. No financial statement schedules are filed as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the related notes. Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly owned and do not have minority equity interests held by any person other than the Company in amounts that together exceed 5% of the total consolidated assets as shown by the most recent year-end Consolidated Balance Sheet.

The exhibits listed below are filed as part of this report, whether filed herewith or incorporated by reference to an exhibit filed with the report identified in the parentheses following the description of such exhibit. Unless otherwise indicated, each such identified report was filed by or with respect to the registrant.

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.2 to Form 8-K filed December 3, 2021)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-1, no. 333-168976)
4.2	Form of RUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.3	Supplement No. 1 dated December 7, 2010 to Indenture re RUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement No. 2 dated January 22, 2014 to Indenture re RUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
4.5	Supplement No. 3 dated June 14, 2023 to Indenture re RUS Notes (Exhibit 4.5 to Form S-3, no. 333-272653)
10.2	1997 Long-Term Incentive Stock Plan (“1997 Plan”) (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on April 27, 2015)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.3	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant's Schedule TO filed November 12, 2009)**
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (Exhibit 21 to Form 10-K filed March 15, 2023)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Rule 13a-14(a) certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) certification by Chief Financial Officer (filed herewith)
32	Section 1350 certification (filed herewith)
97	Policy Relating to Recovery of Erroneously Awarded Compensation (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 15, 2024	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2024	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director and Chief Executive Officer (Principal Executive Officer)

March 15, 2024	/s/ STEPHEN H. DECKOFF
Stephen H. Deckoff, Director

March 15, 2024	/s/ LOUIS M. GRASSO
Lou Grasso, Director

March 15, 2024	/s/ WILLIAM W. GROUNDS
William W. Grounds, Director

March 15, 2024	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director

March 15, 2024	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director

March 15, 2024	/s/ JAMES E. WALKER
James E. Walker, Director

March 15, 2024	/s/ GREGORY S. WASHER
Gregory S. Washer, Director

March 15, 2024	/s/ DANIEL S. WOOD
Daniel S. Wood, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Loans at Fair Value

As described in Notes 1 and 12 to the consolidated financial statements, the Company carries all finance receivables acquired after 2017 at fair value on a recurring basis. The Company had $2.7 billion in finance receivables that are carried at fair value, all of which are classified as level 3 fair values as they contain one or more inputs which are unobservable and significant to the fair value measurement. With assistance from an outside valuation expert, the Company used a level 3 fair value methodology for the fair value of finance receivables. The significant assumptions used by the Company to calculate the fair value of these financial receivables include the magnitude and timing of net charge-offs and the rate of amortization of the portfolio of finance receivables. These significant assumptions were based on the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances.

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

Substantively testing management’s process, including evaluating management’s judgments and assumptions, for developing the estimate of loans at fair value included:

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

Crowe LLP

We have served as the Company’s auditor since 2008.

Dallas, Texas

March 15, 2024

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$6,174	$13,490
Restricted cash and equivalents	119,257	149,299
Finance receivables measured at fair value	2,722,662	2,476,617

Finance receivables	27,553	92,304
Less: Allowance for finance credit losses	(2,869)	(21,753)
Finance receivables, net	24,684	70,551

Furniture and equipment, net	1,372	1,660
Deferred tax assets, net	3,736	10,177
Other assets	25,861	30,974
	$2,903,746	$2,752,768

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$62,544	$55,421
Warehouse lines of credit	234,025	285,328
Residual interest financing	49,875	49,623
Securitization trust debt	2,265,446	2,108,744
Subordinated renewable notes	17,188	25,263
	2,629,078	2,524,379
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,174,856 and 20,131,323 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	28,678	28,906
Retained earnings	247,857	202,514
Accumulated other comprehensive loss	(1,867)	(3,031)
	274,668	228,389

	$2,903,746	$2,752,768

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Interest income	$329,219	$305,237	$266,266
Mark to finance receivables measured at fair value	12,000	15,283	(4,417)
Other income	10,795	9,189	5,962
	352,014	329,709	267,811

Expenses:
Employee costs	88,148	84,282	80,534
General and administrative	50,001	37,618	34,616
Interest	146,631	87,524	75,239
Provision for credit losses	(22,300)	(28,100)	(14,590)
Sales	21,216	23,039	16,876
Occupancy	6,374	7,535	7,715
Depreciation and amortization	847	1,618	1,675
	290,917	213,516	202,065
Income before income tax expense (benefit)	61,097	116,193	65,746
Income tax expense (benefit)	15,754	30,210	18,222
Net income	$45,343	$85,983	$47,524

Earnings per share:
Basic	$2.17	$4.10	$2.11
Diluted	1.80	3.23	1.84

Number of shares used in computing earnings per share:
Basic	20,896	20,958	22,562
Diluted	25,218	26,589	25,780

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021

Net income	$45,343	$85,983	$47,524
Other comprehensive income (loss); change in funded status of pension plan, net of $422, $513 and $2,554 in tax for 2023, 2022 and 2021, respectively	1,164	(1,409)	6,949
Comprehensive income	$46,507	$84,574	$54,473

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2021	22,737	$72,926	$69,007	$(8,571)	$133,362

Common stock issued upon exercise of options and warrants	2,291	6,048	–	–	6,048
Repurchase of common stock	(3,884)	(25,676)	–	–	(25,676)
Other comprehensive income (loss)	–	–	–	6,949	6,949
Stock-based compensation	–	2,000	–	–	2,000
Net income	–	–	47,524	–	47,524
Balance at December 31, 2022	21,144	$55,298	$116,531	$(1,622)	$170,207

Common stock issued upon exercise of options and warrants	3,127	15,277	–	–	15,277
Repurchase of common stock	(4,140)	(46,096)	–	–	(46,096)
Other comprehensive income (loss)	–	–	–	(1,409)	(1,409)
Stock-based compensation	–	4,427	–	–	4,427
Net income	–	–	85,983	–	85,983
Balance at December 31, 2022	20,131	$28,906	$202,514	$(3,031)	$228,389

Common stock issued upon exercise of options and warrants	3,020	16,581	–	–	16,581
Repurchase of common stock	(1,976)	(20,273)	–	–	(20,273)
Other comprehensive income (loss)	–	–	–	1,164	1,164
Stock-based compensation	–	3,464	–	–	3,464
Net income	–	–	45,343	–	45,343
Balance at December 31, 2023	21,175	$28,678	$247,857	$(1,867)	$274,668

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$45,343	$85,983	$47,524
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees and origination costs	–	–	651
Net interest income accretion on fair value receivables	193,541	135,147	134,020
Depreciation and amortization	847	1,618	1,675
Amortization of deferred financing costs	9,690	8,207	7,114
Mark to fair value of finance receivables measured at fair value	(12,000)	(15,283)	4,417
Provision for credit losses	(22,300)	(28,100)	(14,590)
Stock-based compensation expense	3,464	4,427	2,000
Changes in assets and liabilities:
Other assets	4,667	4,171	(1,039)
Deferred tax assets, net	6,441	9,398	8,937
Accounts payable and accrued expenses	8,287	10,364	7,485
Net cash provided by operating activities	237,980	215,932	198,194

Cash flows from investing activities:
Payments received on finance receivables held for investment	68,167	133,733	249,098
Purchases of finance receivables measured at fair value	(1,251,020)	(1,673,166)	(1,107,537)
Payments on receivables portfolio at fair value	823,434	825,783	743,728
Change in repossessions held in inventory	446	1,899	1,329
Purchase of furniture and equipment	(559)	(2,149)	(1,976)
Net cash (used in) investing activities	(359,532)	(713,900)	(115,358)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	1,235,534	1,411,018	1,110,747
Proceeds from issuance of subordinated renewable notes	–	4,004	7,988
Payments on subordinated renewable notes	(8,075)	(5,200)	(2,852)
Net advances (repayments) of warehouse lines of credit	(53,253)	181,868	(14,503)
Net advances (repayments) of residual interest financing debt	–	(4,311)	28,735
Repayment of securitization trust debt	(1,078,432)	(1,060,052)	(1,153,114)
Payment of financing costs	(7,888)	(12,299)	(7,813)
Purchase of common stock	(20,273)	(46,096)	(25,676)
Exercise of options and warrants	16,581	15,277	6,048
Net cash provided by (used in) financing activities	84,194	484,209	(50,440)

Increase (decrease) in cash and cash equivalents	(37,358)	(13,759)	32,396

Cash and cash equivalents at beginning of year	162,789	176,548	144,152
Cash and cash equivalents at end of year	$125,431	$162,789	$176,548

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$135,203	$76,696	$69,476
Income taxes	3,552	16,182	14,253

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. (“CPS”) was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the “Company”) specialize in purchasing and servicing retail automobile installment sale contracts (“Contracts”) originated by licensed motor vehicle dealers (“Dealers”) located throughout the United States. Customers located in Texas, Illinois, Ohio, California, Florida, and Pennsylvania represented 7.1%, 6.9%, 6.2%, 6.0%, 5.4%, and 5.0%. respectively, of contracts purchased during 2023 compared with 7.8%, 5.7%, 7.6%, 8.2%, 5.1%, and 4.6% respectively in 2022. No other state had a concentration in excess of 5.0% in 2023. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

We are subject to various regulations and laws as they relate to the extension of credit in consumer credit transactions. Failure to comply with such laws and regulations could have a material adverse effect on the Company.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, certain of which are special purpose subsidiaries (“SPS”), formed to accommodate the structures under which we purchase and securitize our contracts. The Consolidated Financial Statements also include the accounts of CPS Leasing, Inc., an 80% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks’ insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2023, our unrestricted cash balance was $6.2 million, which exceeded the minimum amounts required by our financial covenants.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. For the twelve-month period ended December 31, 2023 include a $12.0 million positive mark to the carrying value of the portion of the receivables portfolio accounted for at fair value. The Company recorded a $15.3 positive mark to for the twelve-month period ended December 31, 2022.

Anticipated credit losses are included in our estimation of cash to be received with respect to receivables. In accordance with the fair value accounting standards, credit losses are included in our computation of the appropriate level yield, therefore we do not thereafter make periodic provision for credit losses, as our best estimate of the lifetime aggregate of credit losses is included in that initial computation. Also because we include anticipated credit losses in our computation of the level yield, the computed level yield is materially lower than the average contractual rate applicable to the receivables. Because our initial recorded value is fixed as the price we pay for the receivable, rather than as the contractual principal balance, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses likely incurred on finance receivables, we use a loss allowance methodology commonly referred to as “static pooling,” which stratifies the finance receivable portfolio into separately identified pools based on their period of origination, then uses historical performance of seasoned pools to estimate future losses on current pools. Historical loss experience is adjusted as necessary for current economic conditions. We consider our portfolio of finance receivables to be relatively homogenous and consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for current expected credit losses that can be reasonably estimated in our portfolio of finance receivable contracts. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, our level of provisioning and/or allowance may change.

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

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision is made between the 60th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item “Other Assets” on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying Consolidated Balance Sheets are repossessed vehicles pending sale of $125,000 and $571,000 December 31, 2023 and 2022, respectively.

Treatment of Securitizations

Our term securitization structure has generally been as follows:

We sell contracts we acquire to a wholly-owned SPS, which has been established for the limited purpose of buying and reselling our contracts. The SPS then transfers the same contracts to another entity, typically a statutory trust (“Trust”). The Trust issues interest-bearing asset-backed securities (“Notes”), in a principal amount equal to or less than the aggregate principal balance of the contracts. We typically sell these contracts to the Trust at face value and without recourse, except representations and warranties that we make to the Trust that are similar to those provided to us by the Dealer. One or more investors (the “Noteholders”) purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the contracts from us. We may retain or sell subordinated Notes issued by the Trust. In addition, we have provided “Credit Enhancement” for the benefit of the Noteholders in three forms: (1) an initial cash deposit to a bank account (a “Spread Account”) held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the “Securitization Agreements”) require that the initial level of Credit Enhancement be supplemented by a portion of collections from the contracts until the level of Credit Enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of contracts held by the Trusts and on other conditions. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one Trust to another.

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

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Third-party portfolio	$9,350	$6,814	$–
Direct mail revenues	–	774	3,391
Sales tax refunds	1,078	737	580
Other	367	864	1,991
Other income for the period	$10,795	$9,189	$5,962

Earnings Per Share

Earnings per share were calculated using the weighted average number of shares outstanding for the related period. The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$45,343	$85,983	$47,524
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	20,896	20,958	22,562
Incremental common shares attributable to exercise of outstanding options and warrants	4,322	5,631	3,218
Denominator for diluted earnings per share	25,218	26,589	25,780
Basic earnings per share	$2.17	$4.10	$2.11
Diluted earnings per share	$1.80	$3.23	$1.84

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incremental shares of 1.7 million, 1.2 million and 5.7 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2023, 2022 and 2021, respectively, because the effect is anti-dilutive.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2023 we were in compliance with all such financial covenants.

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

We have recorded a liability as of December 31, 2023, which represents our estimate of the immaterial aggregate probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred, over and above such losses as are probable, cannot be estimated with certainty.

Recent Accounting Pronouncements

In March 2022, FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the long-standing accounting guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, as it is no longer meaningful due to the introduction of Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Thus, most losses that would have been realized for a TDR under Subtopic 310-40 are now captured by the accounting required under Topic 326. The amendments in this ASU also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses Measured at Amortized Cost. The Company adopted ASU No. 2022-02 effective January 1, 2023. Aside from the changes to the disclosures required by ASU No. 2022-02, the ASU did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which is intended to enhance the disclosures on reportable segments. This new standard will be effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. This new standard will be effective for annual reporting periods beginning on or after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $119.3 million and $149.3 million as of December 31, 2023 and 2022, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $59.0 million and $56.8 million as of December 31, 2023 and 2022, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2023	2022
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$27,553	$92,304
Unearned acquisition fees, discounts and deferred origination costs, net	–	–
Finance receivables	$27,553	$92,304

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments. The following table summarizes the delinquency status of finance receivables as of December 31, 2023 and 2022:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2023	2022
Delinquency Status	(In thousands)
Current	$17,771	$65,764
31-60 days	5,626	16,796
61-90 days	3,087	7,756
91 + days	1,069	1,988
	$27,553	$92,304

Finance receivables totaling $1.1 million and $2.0 million at December 31, 2023 and 2022, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Annual Vintage Pool	(In thousands)
2014 and prior	$370	$1,865
2015	1,788	8,627
2016	7,673	28,632
2017	17,722	53,180
	$27,553	$92,304

At the adoption of CECL in 2020, the Company recorded an addition to its allowance for finance credit losses of $127.0 million. In accordance with the rules for adopting CECL, the offset to the addition to the allowance for finance credit losses was a tax affected reduction to retained earnings using the modified retrospective method.

The Company recorded a reduction to provision for credit losses on finance receivables in the amount of $22.3 million, $28.1 million, and $14.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from better than expected credit performance for these receivables.

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of period	$21,753	$56,206	$80,790
Provision for credit losses on finance receivables	(22,300)	(28,100)	(14,590)
Charge-offs	(8,064)	(18,319)	(30,940)
Recoveries	11,480	11,966	20,946
Balance at end of period	$2,869	$21,753	$56,206

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross charge-offs by year of origination of our finance receivables for the year ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
Annual Vintage Pool	(In thousands)
2014 and prior	$325	$963	$3,640
2015	1,031	3,047	9,816
2016	3,266	6,586	13,330
2017	4,294	8,271	14,073
Applied against repos in inventory (net)	(852)	(548)	(9,919)
	$8,064	$18,319	$30,940

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2023	2022
	(In thousands)
Gross balance of repossessions in inventory	$597	$1,894
Allowance for losses on repossessed inventory	(472)	(1,323)
Net repossessed inventory included in other assets	$125	$571

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2023	2022
	(In thousands)
Furniture and fixtures	$1,936	$1,936
Computer and telephone equipment	6,823	6,349
Leasehold improvements	1,570	1,570
	10,329	9,855
Less: accumulated depreciation and amortization	(8,957)	(8,195)
	$1,372	$1,660

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense totaled $847,000, $1,618,000, and $1,675,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2023 (2)	Principal	2023	2022	2023
	(Dollars in thousands)
CPS 2018-A	March 2025	$–	$190,000	$–	$12,939	–
CPS 2018-B	December 2024	–	201,823	–	17,077	–
CPS 2018-C	September 2025	–	230,275	–	20,222	–
CPS 2018-D	June 2025	–	233,730	–	25,563	–
CPS 2019-A	March 2026	–	254,400	–	32,898	–
CPS 2019-B	June 2026	20,167	228,275	15,742	33,897	6.03%
CPS 2019-C	September 2026	24,448	243,513	19,725	41,515	5.05%
CPS 2019-D	December 2026	32,326	274,313	27,445	53,625	4.37%
CPS 2020-A	March 2027	31,101	260,000	26,382	52,705	4.79%
CPS 2020-B	June 2027	36,924	202,343	24,197	41,736	7.19%
CPS 2020-C	November 2027	51,128	252,200	43,487	72,894	4.00%
CPS 2021-A	March 2028	55,081	230,545	39,039	72,076	1.81%
CPS 2021-B	June 2028	69,614	240,000	55,684	101,206	2.50%
CPS 2021-C	September 2028	104,844	291,000	85,563	147,593	2.03%
CPS 2021-D	December 2028	143,579	349,202	126,059	209,277	2.53%
CPS 2022-A	April 2029	158,852	316,800	137,479	222,613	2.78%
CPS 2022-B	October 2029	243,310	395,600	213,779	325,907	4.83%
CPS 2022-C	April 2030	278,732	391,600	230,273	346,714	5.78%
CPS 2022-D	June 2030	232,868	307,018	205,583	292,461	7.91%
CPS 2023-A	August 2030	273,944	324,768	231,906	–	6.32%
CPS 2023-B	November 2030	303,157	332,885	268,172	–	6.59%
CPS 2023-C	February 2031	281,097	291,732	257,568	–	6.65%
CPS 2023-D	May 2031	293,940	286,149	271,939	–	7.22%
		$2,635,113	$6,328,171	$2,280,021	$2,122,919

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $826.3 million in 2024, $618.4 million in 2025, $386.5 million in 2026, $242.8 million in 2027, $152.6 million in 2028, and $38.8 million in 2029.

(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $14.6 million and $14.2 million as of December 31, 2023 and December 31, 2022, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2023.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2023, restricted cash under the various agreements totaled approximately $119.3 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(6) Debt

The terms of our debt outstanding at December 31, 2023 and 2022 are summarized below:

			Amount Outstanding at
			December 31,	December 31,
			2023	2022
			(In thousands)
Description	Interest Rate	Maturity
Warehouse lines of credit	3.00% over CP yield rate (Minimum 3.75%) 8.58% and 7.48% at December 31, 2023 and December 31 2022, respectively	July 2024	$165,628	$150,293

	4.15% over a commercial paper rate (Minimum 5.15%) 9.63% and 8.60% at December 31 2023, and December 31 2022, respectively	January 2024	68,997	137,585

Residual interest financing	7.86%	June 2026	50,000	50,000

Subordinated renewable notes	Weighted average rate of 8.45% and 7.82% at December 31, 2023 and December 31, 2022, respectively	Weighted average maturity of February 2026 and October 2024 at December 31, 2023 and December 31, 2022, respectively	17,188	25,263

			$301,813	$363,141

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $599,000 and $2.6 million as of December 31, 2023 and December 31, 2022, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit and residual interest financing on our Consolidated Balance Sheets.

On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 86.0% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to one-month SOFR plus 3.00% per annum, with a minimum rate of 3.75% per annum and during the amortization period at a per annum rate equal to one-month SOFR plus 4.00% per annum, with a minimum rate of 4.75% per annum. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to 8.50% per annum and during the amortization period at a per annum rate equal to 9.50% per annum. In July 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. This facility was amended to extend the revolving period to July 2024 and to include an amortization period through July 2025 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2023 there was $165.6 million outstanding under this facility.

On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 85.25% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.15% per annum, with a minimum rate of 5.15% per annum. In June 2022, we increased the capacity of our credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. This facility was amended to extend the revolving period to January 2024 followed by an amortization period through January 2028 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2023 there was $69.0 million outstanding under this facility.Prior to the expiration of the revolving period in January 2024, the revolving period was extended to March 31, 2024.

The total outstanding debt on our two warehouse lines of credit was $234.6 million as of December 31, 2023, compared to $287.9 million outstanding as of December 31, 2022.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2023 there was $50.0 million outstanding under this facility.

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

Unamortized debt issuance costs of $125,000 and $377,000 as of December 31, 2023 and December 31, 2022, respectively, have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Consolidated Balance Sheets.

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

The following table summarizes the contractual and expected maturity amounts of our outstanding subordinated renewable notes as of December 31, 2023:

Subordinated
Contractual maturity	renewable
date	notes
(In thousands)
2024	$5,373
2025	3,955
2026	4,066
2027	2,337
2028	235
Thereafter	1,222
Total	$17,188

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

Stock Purchases

For the year ending December 31, 2023, we purchased 1,976,356 shares of our common stock at an average price of $10.26. In January, March, and July 2022 our board of directors authorized the repurchase of up to $35.0 million of our common stock. There is approximately $1.5 million of board authorization remaining under such plans, which have no expiration date. The table below describes the purchase of our common stock for the twelve-month period ended December 31, 2023 and 2022:

	Twelve Months Ended
	December 31, 2023		December 31, 2022
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	670,968	$10.20	3,246,511	$10.44
Shares redeemed upon net exercise of stock options	1,305,388	10.29	893,153	13.56
Other	–	–	–	–
Total stock purchases	1,976,356	$10.26	4,139,664	$11.11

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

There were no stock options granted during the year ended December 31, 2023. The per share weighted-average fair value of stock options granted during the years ended December 31 2022 and 2021 was $5.42, and $2.65, respectively. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 75% to 80% for 2022, and 79% to 71% for 2021. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2022	2021
Expected life (years)	4.00	4.00
Risk-free interest rate	2.38%	0.49%
Volatility	76%	72%
Expected dividend yield	–	–

For the years ended December 31, 2023, 2022 and 2021, we recorded stock-based compensation costs in the amount of $3.5 million, $4.4 million and $2.0 million, respectively. As of December 31, 2023, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $6.0 million. This amount will be recognized as expense over a weighted-average period of 1.8 years.

At December 31, 2023 and 2022, options outstanding had intrinsic values of $8.1 million and $11.2 million, respectively. At December 31, 2023 and 2022, options exercisable had intrinsic values of $6.1 million and $7.8 million, respectively. The total intrinsic value of options exercised was $14.5 million and $23.4 million for the years ended December 31, 2023 and 2022, respectively. New shares were issued for all options exercised during the year ended December 2023 and cash of $16.6 million was received. At December 31, 2023, there were a total of 2,684,000 additional shares available for grant under the 2006 Plan.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2023 for stock options under the 2006 and 1997 plans is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	11,167	$5.21	N/A
Granted	–	–	N/A
Exercised	(3,020)	5.49	N/A
Forfeited/Expired	(22)	4.12	N/A
Options outstanding at the end of period	8,125	$5.11	3.14 years

Options exercisable at the end of period	6,062	$4.31	2.59 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended December 31, 2023 and 2022:

	Number of shares as of		Number of shares as of
	December 31, 2023		December 31, 2022
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,410	1,082	1,445	775
$3.00 - $3.99	2,473	2,473	3,785	3,495
$4.00 - $4.99	2,539	1,929	2,739	1,802
$6.00 - $6.99	–	–	740	740
$7.00 - $7.99	–	–	748	748
$10.00 - $10.99	1,703	578	1,710	210
Total shares	8,125	6,062	11,167	7,770

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2023, 2022 and 2021.

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Interest on finance receivables	$15,567	$35,091	$69,783
Interest on finance receivables at fair value	307,543	268,621	196,461
Other interest income	6,109	1,525	22
Interest income	$329,219	$305,237	$266,266

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of interest expense:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Securitization trust debt	$121,409	$70,627	$64,387
Warehouse lines of credit	19,192	10,310	4,448
Residual interest financing	4,199	4,243	3,763
Subordinated renewable notes	1,831	2,344	2,641
Interest expense	$146,631	$87,524	$75,239

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current federal tax expense	$7,122	$16,946	$8,992
Current state tax expense	2,613	3,352	2,845
Deferred federal tax expense	4,307	5,573	3,012
Deferred state tax expense	1,712	4,339	3,373
Income tax expense	$15,754	$30,210	$18,222

Income tax expense for the years ended December 31, 2023, 2022 and 2021 differs from the amount determined by applying the statutory federal rate to income before income taxes as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Expense at federal tax rate	$12,830	$24,401	$13,807
State taxes, net of federal income tax effect	3,716	6,462	3,974
Stock-based compensation	(1,184)	(2,611)	(947)
Non-deductible expenses	1,629	1,056	1,129
Net operating loss carryback	–	–	(1,694)
Effect of change in tax rate	–	–	–
Accounting method change	–	–	–
Other	(1,237)	902	1,953
	$15,754	$30,210	$18,222

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred Tax Assets:
Finance receivables	$895	$4,870
Accrued liabilities	1,423	1,708
NOL carryforwards	400	450
Built in losses	1,383	2,024
Pension accrual	–	–
Stock compensation	1,131	2,172
Lease liability	883	1,711
Other	–	–
Total deferred tax assets	$6,115	$12,935

Deferred Tax Liabilities:
Finance receivables	$–	$–
Deferred loan costs	–	–
Pension accrual	(1,217)	(752)
Lease right-of-use assets	(803)	(1,572)
Furniture and equipment and other	(359)	(434)
Total deferred tax liabilities	(2,379)	(2,758)

Net deferred tax asset	$3,736	$10,177

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $3.7 million as of December 31, 2023 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $3.7 million consists of approximately $2.3 million of net U.S. federal deferred tax assets and $1.4 million of net state deferred tax assets.

As of December 31, 2023, we had net operating loss carryforwards for state income tax purposes of $6.6 million. These state net operating losses begin to expire in 2024.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2023, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2019.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	December 31,	December 31,
	2023	2022
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$29,575	$28,397
Less: Accumulated amortization right-of-use assets	(26,651)	(22,613)
Operating lease right-of-use assets, net	$2,924	$5,784

Operating lease liabilities	$(3,220)	$(6,234)

Finance Leases
Property and equipment, at cost	$3,474	$3,407
Less: Accumulated depreciation	(3,385)	(3,301)
Property and equipment, net	$89	$106

Finance lease liabilities	$(93)	$(177)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2024	$1,787	$41
2025	737	25
2026	455	15
2027	452	15
2028	452	4
Thereafter	113	–
Total undiscounted lease payments	3,996	100
Less amounts representing interest	(776)	(7)
Lease Liability	$3,220	$93

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the leases expense included in Occupancy, General and administrative on our Condensed Consolidated Statement of Operations:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating lease cost	$5,547	$6,650	$7,184
Finance lease cost	158	987	1,229
Total lease cost	$5,705	$7,637	$8,413

The following table presents the supplemental cash flow information related to leases:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,547	$7,056	$7,474
Operating cash flows from finance leases	152	948	1,118
Financing cash flows from finance leases	6	40	111

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

Wage and Hour Claim. On September 24, 2018, a former employee filed a lawsuit against us in the Superior Court of Orange County, California, alleging that we incorrectly classified our sales representatives as outside salespersons exempt from overtime wages, mandatory break periods and certain other employee protective provisions of California and federal law. The complaint seeks injunctive relief, an award of unpaid wages, liquidated damages, and attorney fees and interest. The plaintiff purports to act on behalf of a class of similarly situated employees and ex-employees. We believe that our compensation practices with respect to our sales representatives are compliant with applicable law. In August 2023, the parties settled by agreement the claims of the plaintiff and a California settlement class for $1.1 million and the settlement remains subject to final court approval.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Massachusetts Civil Investigative Demand. In September 2021, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the Company’s communications with and repossession notices sent to Massachusetts customers. On December 28, 2023 and without admitting any wrongdoing, the Company entered into an assurance of discontinuance with the Office of the Attorney General of the Commonwealth of Massachusetts, reflecting the parties’ agreements to settle and fully resolve allegations of the Company’s noncompliance with Massachusetts law. The Company agreed to make a payment in the total amount of $1.24 million to an independent trust for the purposes of making payments to eligible consumers, paying costs of implementation, and paying the Attorney General’s costs of investigation. In addition, the Company agreed to pay $75,000 for the fees and costs of a trustee to oversee the trust.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2023, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of December 31, 2023 is $3.6 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2023 does not exceed $5.6 million.

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

(11) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to the maximum allowed under the law. We may, at our discretion, match 100% of employees’ contributions up to $2,000 per employee per calendar year. Our matching contributions to the 401(k) Plan were $1.4 million, $1.3 million, and $1.3 million respectively, for the years ended December 31, 2023, 2022 and 2021.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$15,952	$22,280
Interest cost	753	579
Assumption changes	(3)	(5,450)
Actuarial (gain) loss	(271)	85
Settlements	–	(716)
Benefits paid	(954)	(826)
Projected benefit obligation, end of year	$15,477	$15,952

Change in Plan Assets
Fair value of plan assets, beginning of year	$18,768	$26,098
Return on assets	2,347	(5,702)
Employer contribution	–	–
Expenses	(113)	(86)
Settlements	–	(716)
Benefits paid	(954)	(826)
Fair value of plan assets, end of year	$20,048	$18,768

Funded Status at end of year	$4,571	$2,816

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2023 and 2022 were as follows:

	December, 31
	2023	2022
Weighted average assumptions used to determine benefit obligations
Discount rate	4.68%	4.87%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.87%	2.65%
Expected return on plan assets	7.00%	7.25%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our overall expected long-term rate of return on assets is 7.00% per annum as of December 31, 2023. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2023	2022	2021
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$4,571	$2,816	$3,818
Other liabilities	–	–	–
Net amount recognized	$4,571	$2,816	$3,818

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$4,130	$5,716	$3,794
Unrecognized transition asset	–	–	–
Net amount recognized	$4,130	$5,716	$3,794

Components of net periodic benefit cost
Interest cost	$753	$579	$553
Expected return on assets	(1,280)	(1,860)	(1,301)
Amortization of transition asset	–	–	–
Amortization of net loss	358	105	896
Net periodic benefit cost	(169)	(1,176)	148
Settlement (gain)/loss	–	256	(865)
Total	$(169)	$(920)	$(717)

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$(1,755)	$1,003	$(9,503)
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$(1,755)	$1,003	$(9,503)

The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2024 is $400,000.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average asset allocation of our pension benefits at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	87%	87%
Debt securities	13%	13%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2024	$1,268
2025	1,185
2026	1,280
2027	1,201
2028	1,119
Years 2029 - 2033	5,917

Anticipated Contributions in 2024	$–

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at December 31, 2023 and 2022, by asset category, is as follows:

	December 31, 2023
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$8,308	$–	$–	$8,308
Large Cap Value	–	2,121	–	2,121
Mid Cap Index	–	606	–	606
Small Cap Growth	–	604	–	604
Small Cap Value	–	596	–	596
Large Cap Blend	–	638	–	638
Growth	–	2,278	–	2,278
International Growth	–	2,330	–	2,330
Core Bond	–	1,763	–	1,763
High Yield	–	351	–	351
Inflation Protected Bond	–	437	–	437
Money Market	–	16	–	16
Total	$8,308	$11,740	$–	$20,048

	December 31, 2022
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$7,848	$–	$–	$7,848
Large Cap Value	–	2,037	–	2,037
Mid Cap Index	–	594	–	594
Small Cap Growth	–	546	–	546
Small Cap Value	–	588	–	588
Large Cap Blend	–	560	–	560
Growth	–	1,843	–	1,843
International Growth	–	2,251	–	2,251
Core Bond	–	1,658	–	1,658
High Yield	–	347	–	347
Inflation Protected Bond	–	433	–	433
Money Market	–	63	–	63
Total	$7,848	$10,920	$–	$18,768

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.

(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.

(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Fair Value Measurements

ASC 820, “Fair Value Measurements” clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.

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

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Twelve Months Ended
	December 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$2,476,617	$1,749,098
Finance receivables at fair value acquired during period	1,251,020	1,673,166
Payments received on finance receivables at fair value	(823,434)	(825,783)
Net interest income accretion on fair value receivables	(193,541)	(135,147)
Mark to fair value	12,000	15,283
Balance at end of period	$2,722,662	$2,476,617

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	December 31, 2023		December 31, 2022
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$2,941,915	$2,722,662	$2,701,184	$2,476,617

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	December 31,			December 31,
	2023	2022	Unobservable Inputs	2023	2022
	(In thousands)
Assets:

Finance receivables measured at fair value	$2,722,662	$2,476,617	Discount rate	11.0%-11.7%	11.0%-11.3%
			Cumulative net losses	10.0%-21.7%	13.4%-19.4%

The following table summarizes the delinquency status using the contractual balance of these finance receivables measured at fair value as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
	(In thousands)
Delinquency Status
Current	$2,520,158	$2,375,271
31 - 60 days	204,574	184,968
61 - 90 days	101,057	72,390
91 + days	49,541	29,048
Repo	66,585	39,507
	$2,941,915	$2,701,184

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other assets on our consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2023, the finance receivables related to the repossessed vehicles in inventory totaled $597,000. We have applied a valuation adjustment, or loss allowance, of $472,000, which is based on a recovery rate of approximately 20%, resulting in an estimated fair value and carrying amount of $125,000. The fair value and carrying amount of the repossessed inventory at December 31, 2022 was $1.9 million after applying a valuation adjustment of $1.3 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2023 and 2022. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at December 31, 2023 and 2022, were as follows:

	As of December 31, 2023
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,174	$6,174	$–	$–	$6,174
Restricted cash and equivalents	119,257	119,257	–	–	119,257
Finance receivables, net	24,684	–	–	20,848	20,848
Accrued interest receivable	292	–	–	292	292
Liabilities:
Warehouse lines of credit	$234,025	$–	$–	$234,025	$234,025
Accrued interest payable	7,928	–	–	7,928	7,928
Securitization trust debt	2,265,446	–	–	2,183,331	2,183,331
Subordinated renewable notes	17,188	–	–	17,188	17,188

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2022
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,490	$13,490	$–	$–	$13,490
Restricted cash and equivalents	149,299	149,299	–	–	149,299
Finance receivables, net	70,551	–	–	60,063	60,063
Accrued interest receivable	649	–	–	649	649
Liabilities:
Warehouse lines of credit	$285,328	$–	$–	$285,328	$285,328
Accrued interest payable	6,190	–	–	6,190	6,190
Securitization trust debt	2,108,744	–	–	1,957,995	1,957,995
Subordinated renewable notes	25,263	–	–	25,263	25,263

13) Subsequent Events

On January 24, 2024 we executed our first securitization of 2024. In the transaction, qualified institutional buyers purchased $280.9 million of asset-backed notes secured by $300.6 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2024-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 6.51%.

The 2024-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 6.55%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 9.55% of the original receivable pool balance, or 26.55% of the then outstanding pool balance. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

