Form 10-Q
period 2024-03-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2024-05-10
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024 the registrant had 21,021,354 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$13,249	$6,174
Restricted cash and equivalents	137,706	119,257
Finance receivables measured at fair value	2,791,373	2,722,662

Finance receivables	18,781	27,553
Less: Allowance for finance credit losses	(1,890)	(2,869)
Finance receivables, net	16,891	24,684

Furniture and equipment, net	1,268	1,372
Deferred tax assets, net	3,485	3,736
Other assets	42,554	25,861
	$3,006,526	$2,903,746

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$79,122	$62,544
Warehouse lines of credit	249,522	234,025
Residual interest financing	98,968	49,875
Securitization trust debt	2,277,676	2,265,446
Subordinated renewable notes	22,140	17,188
	2,727,428	2,629,078
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,147,743 and 21,174,856 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	28,518	28,678
Retained earnings	252,447	247,857
Accumulated other comprehensive loss	(1,867)	(1,867)
	279,098	274,668

	$3,006,526	$2,903,746

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Interest income	$84,288	$80,062
Mark to finance receivables measured at fair value	5,000	–
Other income	2,456	3,038
	91,744	83,100

Expenses:
Employee costs	24,416	22,033
General and administrative	13,753	11,396
Interest	41,968	32,759
Provision for credit losses	(1,635)	(9,000)
Sales	4,870	5,724
Occupancy	1,600	1,526
Depreciation and amortization	215	231
	85,187	64,669
Income before income tax expense	6,557	18,431
Income tax expense	1,967	4,608
Net income	$4,590	$13,823

Earnings per share:
Basic	$0.22	$0.68
Diluted	0.19	0.54

Number of shares used in computing earnings per share:
Basic	21,143	20,418
Diluted	24,602	25,392

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2024	2023

Net income	$4,590	$13,823

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$4,590	$13,823

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$4,590	$13,823
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	54,247	47,472
Depreciation and amortization	215	231
Amortization of deferred financing costs	(672)	2,403
Mark to finance receivables measured at fair value	(5,000)	–
Provision for credit losses	(1,635)	(9,000)
Stock-based compensation expense	832	912
Changes in assets and liabilities:
Deferred tax assets, net	251	385
Other assets	(16,702)	4,511
Accounts payable and accrued expenses	16,579	4,404
Net cash provided by operating activities	52,705	65,141

Cash flows from investing activities:
Payments received on finance receivables held for investment	9,428	24,746
Purchases of finance receivables measured at fair value	(328,893)	(352,598)
Payments received on finance receivables at fair value	210,935	206,626
Change in repossessions held in inventory	9	101
Purchase of furniture and equipment	(111)	(34)
Net cash used in investing activities	(108,632)	(121,159)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	280,924	324,768
Proceeds from issuance of subordinated renewable notes	5,489	–
Payments on subordinated renewable notes	(537)	(1,820)
Net proceeds from (repayments of) warehouse lines of credit	17,176	(7)
Net Proceeds from (repayment of) residual interest financing debt	50,000	–
Repayment of securitization trust debt	(268,710)	(258,224)
Payment of financing costs	(1,899)	(2,072)
Purchase of common stock	(1,697)	(7,293)
Exercise of options and warrants	705	6,960
Net cash provided by financing activities	81,451	62,312
Increase in cash and cash equivalents	25,524	6,294
Cash and restricted cash at beginning of period	125,431	162,789
Cash and restricted cash at end of period	$150,955	$169,083

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$42,145	$29,658
Income taxes	$29	$25
Non-cash financing activities:
Right-of-use asset, net	$(23,267)	$(3,013)
Lease liability	$23,782	$3,313
Deferred office rent	$(515)	$(300)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Common Stock (Shares Outstanding)
Balance, beginning of period	21,175	20,131
Common stock issued upon exercise of options and warrants	180	1,086
Repurchase of common stock	(207)	(721)
Balance, end of period	21,148	20,496

Common Stock
Balance, beginning of period	$28,678	$28,906
Common stock issued upon exercise of options and warrants	705	6,960
Repurchase of common stock	(1,697)	(7,293)
Stock-based compensation	832	912
Balance, end of period	$28,518	$29,485

Retained Earnings
Balance, beginning of period	$247,857	$202,514
Net income	4,590	13,823
Balance, end of period	$252,447	$216,337

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(1,867)	$(3,031)
Pension benefit obligation	–	–
Balance, end of period	$(1,867)	$(3,031)

Total Shareholders' Equity	$279,098	$242,791

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine-month period ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Origination and servicing fees from third party receivables	$2,144	$2,738
Sales tax refunds	289	260
Other	23	40
Other income for the period	$2,456	$3,038

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	March 31,	December 31,
	2024	2023
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$51,093	$29,575
Less: Accumulated amortization right-of-use assets	(27,902)	(26,651)
Operating lease right-of-use assets, net	$23,191	$2,924

Operating lease liabilities	$(23,702)	$(3,220)

Finance Leases
Property and equipment, at cost	3,474	3,474
Less: Accumulated depreciation	(3,398)	(3,385)
Property and equipment, net	$76	$89

Finance lease liabilities	$(80)	$(93)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:	$
(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2024 (excluding the three months ended March 31, 2024)	$2,422	$27
2025	5,233	45
2026	5,084	15
2027	5,242	15
2028	5,408	4
Thereafter	4,747	–
Total undiscounted lease payments	28,136	106
Less amounts representing interest	(4,434)	(26)
Lease Liability	$23,702	$80

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Operating lease cost	$1,374	$1,360
Finance lease cost	14	101
Total lease cost	$1,388	$1,461

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$1,374	$1,360
Operating cash flows from finance leases	$13	$99
Financing cash flows from finance leases	$1	$2

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2024 and 2023, we recorded stock-based compensation costs in the amount of $832,000 and $912,000, respectively. As of March 31, 2024, unrecognized stock-based compensation costs to be recognized over future periods equaled $5.1 million. This amount will be recognized as expense over a weighted-average period of 1.5 years.

The following represents stock option activity for the three months ended March 31, 2024:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	8,125	$5.11	N/A
Granted	–	–	N/A
Exercised	(180)	3.92	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	7,945	$5.14	2.95 years

Options exercisable at the end of period	6,070	$4.51	2.47 years

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the price distribution of stock options outstanding and exercisable for the years ended March 31, 2024 and December 31, 2023:

	Number of shares as of		Number of shares as of
	March 31, 2024		December 31, 2023
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,410	1,083	1,410	1,082
$3.00 - $3.99	2,383	2,383	2,473	2,473
$4.00 - $4.99	2,450	1,839	2,539	1,929
$6.00 - $6.99	–	–	–	–
$7.00 - $7.99	–	–	–	–
$10.00 - $10.99	1,702	765	1,703	578
Total shares	7,945	6,070	8,125	6,062

At March 31, 2024 the aggregate intrinsic value of options outstanding and exercisable was $23.9 million and $20.6 million, respectively. There were 180,000 options exercised for the three months ended March 31, 2024 compared to 1,086,000 for the comparable period in 2023. The total intrinsic value of options exercised was $716,000 and $3.8 million for the three-month periods ended March 31, 2024 and 2023. There were 2,684,000 shares available for future stock option grants under existing plans as of March 31, 2024.

Purchases of Company Stock

The table below describes the purchase of our common stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	101,355	$8.51	263,185	$10.42
Shares redeemed upon net exercise of stock options	105,758	7.89	458,392	9.93
Total stock purchases	207,113	$8.19	721,577	$10.11

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2024, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)," which is intended to enhance the disclosures on reportable segments. This new standard will be effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)," which is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. This new standard will be effective for annual reporting periods beginning on or after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments. The following table summarizes the delinquency status of finance receivables as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Delinquency Status	(In thousands)
Current	$12,629	$17,771
31-60 days	3,618	5,626
61-90 days	2,065	3,087
91 + days	469	1,069
	$18,781	$27,553

Finance receivables totaling $469,000 and $1.1 million at March 31, 2024 and December 31, 2023, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(In thousands)
Annual Vintage Pool
2014 and prior.	$237	$370
2015	1,141	1,788
2016	4,991	7,673
2017	12,412	17,722
	$18,781	$27,553

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$2,869	$21,753
Provision for credit losses on finance receivables	(1,635)	(9,000)
Charge-offs	(1,001)	(3,018)
Recoveries	1,657	4,993
Balance at end of period	$1,890	$14,728

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross charge-offs by year of origination of our finance receivables for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Annual Vintage Pool	(In thousands)
2014 and prior	$70	$141
2015	115	444
2016	377	1,321
2017	481	1,502
Applied against repos in inventory (net)	(42)	(390)
	$1,001	$3,018

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

	March 31,	December 31,
	2024	2023
	(In thousands)
Gross balance of repossessions in inventory	$546	$597
Allowance for losses on repossessed inventory	(429)	(472)
Net repossessed inventory included in other assets	$117	$125

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2024 (2)	Principal	2024	2023	2024
	(Dollars in thousands)
CPS 2019-B	June 2026	$–	$228,275	$–	$15,742	–
CPS 2019-C	September 2026	20,050	243,513	15,489	19,725	5.26%
CPS 2019-D	December 2026	27,023	274,313	21,811	27,445	4.50%
CPS 2020-A	March 2027	26,213	260,000	21,459	26,382	4.95%
CPS 2020-B	June 2027	31,296	202,343	20,745	24,197	7.38%
CPS 2020-C	November 2027	44,231	252,200	37,586	43,487	4.25%
CPS 2021-A	March 2028	48,164	230,545	34,383	39,039	1.90%
CPS 2021-B	June 2028	61,128	240,000	47,473	55,684	2.71%
CPS 2021-C	September 2028	93,137	291,000	73,693	85,563	2.16%
CPS 2021-D	December 2028	126,773	349,202	110,294	126,059	2.71%
CPS 2022-A	April 2029	141,660	316,800	120,884	137,479	2.93%
CPS 2022-B	October 2029	218,246	395,600	191,200	213,779	5.07%
CPS 2022-C	April 2030	253,043	391,600	205,529	230,273	5.97%
CPS 2022-D	June 2030	211,067	307,018	185,573	205,583	8.10%
CPS 2023-A	August 2030	251,394	324,768	208,585	231,906	6.41%
CPS 2023-B	November 2030	275,600	332,885	241,966	268,172	6.66%
CPS 2023-C	February 2031	259,928	291,732	236,937	257,568	6.70%
CPS 2023-D	May 2031	275,342	286,149	252,383	271,939	7.29%
CPS 2024-A	August 2031	287,710	280,924	266,246	–	6.09%
		$2,652,004	$5,498,867	$2,292,235	$2,280,021

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $644.3 million in 2024, $691.9 million in 2025, $435.8 million in 2026, $284.8 million in 2027, $169.4 million in 2028, and $51.5 million in 2029.
(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $14.6 million as of March 31, 2024 and December 31, 2023 have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of March 31, 2024, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of March 31, 2024, restricted cash under the various agreements totaled approximately $137.7 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2024 and December 31, 2023 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2024	2023
			(In thousands)
Description	Interest Rate	Maturity

Warehouse lines of credit	3.00% over CP yield rate (Minimum 3.75%) 8.42% and 8.58% at March 31, 2024 and December 31 2023, respectively	July 2024	$184,079	$165,628

	4.50% over a commercial paper rate (Minimum 7.50%) 9.94% and 9.63% at March 31 2024, and December 31 2023, respectively	March 2026	67,721	68,997

Residual interest financing	7.86%	June 2026	50,000	50,000

Residual interest financing	11.50%	March 2029	50,000	–

Subordinated renewable notes	Weighted average rate of 9.01% and 8.45% at March 31, 2024 and December 31, 2023, respectively	Weighted average maturity of May 2026 and February 2026 at March 31, 2024 and December 31, 2023, respectively	22,140	17,188

			$373,940	$301,813

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 29, 2024, we renewed our two-year $200 million revolving credit agreement with Ares Agent Services, L.P. The revolving period for this facility was extended to March 2026 followed by an amortization period through March 2028 for any receivables pledged at the end of the revolving period. There was $67.7 million outstanding under this facility at March 31, 2024.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At March 31, 2024 there was $50.0 million outstanding under this facility.

On July 15, 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. The revolving period for this facility was extended to July 2024 followed by an amortization period through July 2025 for any receivables pledged at the end of the revolving period. There was $184.1 million outstanding under this facility at March 31, 2024.

Unamortized debt issuance costs of $1.0 million and $125,000 as of March 31, 2024 and December 31, 2023, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $2.3 million and $599,000 as of March 31, 2024 and December 31, 2023, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Interest on finance receivables	$2,337	$4,662
Interest on finance receivables at fair value	80,505	74,058
Other interest income	1,446	1,342

Interest income	$84,288	$80,062

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Securitization trust debt	$35,932	$26,353
Warehouse lines of credit	4,321	4,848
Residual interest financing	1,209	1,050
Subordinated renewable notes	506	508

Interest expense	$41,968	$32,759

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2024 and 2023 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,143	20,418
Incremental common shares attributable to exercise of outstanding options and warrants	3,459	4,974
Weighted average number of common shares used to compute diluted earnings per share	24,602	25,392

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-months ended March 31, 2024 and 2023 would have included an additional 1.7 million shares attributable to the exercise of outstanding options and warrants.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of March 31,2024 and December 31, 2023, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $3.5 million as of March 31, 2024 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $3.5 million consists of approximately $2.2 million of net U.S. federal deferred tax assets and $1.3 million of net state deferred tax assets.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense was $2.0 million for the three months ended March 31, 2024, representing effective income tax rates of 30%. For the prior year period, income tax expense was $4.6 million for the three months ended March 31, 2023 representing an effective tax rate of 25%.

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

Following our filing of a complaint for a deficiency judgment in the Superior Court at Waterbury, Connecticut, the defendant filed a cross-claim on October 16, 2019 alleging that our deficiency notices were not compliant with Connecticut law, and seeking relief on behalf of a class of Connecticut obligors whose vehicles we had repossessed. The complaint seeks primarily damages, injunctive relief, waiver of contract deficiencies, and attorney fees and interest. The defendant’s contract provided for resolution of disputes exclusively by arbitration, and exclusively on an individual basis, not a class basis. Nevertheless, in August 2021, the court denied our motion to compel arbitration, without opinion. In April 2024, a motion for certification of a class was filed but has not been ruled upon. It is reasonable to expect that resolution of these claims will be on a class basis.

Wage and Hour Claim. On September 24, 2018, a former employee filed a lawsuit against us in the Superior Court of Orange County, California, alleging that we incorrectly classified our sales representatives as outside salespersons exempt from overtime wages, mandatory break periods and certain other employee protective provisions of California and federal law. The complaint seeks injunctive relief, an award of unpaid wages, liquidated damages, and attorney fees and interest. The plaintiff purports to act on behalf of a class of similarly situated employees and ex-employees. We believe that our compensation practices with respect to our sales representatives are compliant with applicable law. In August 2023, the parties settled by agreement the claims of the plaintiff and a California settlement class for $1.1 million. The settlement was preliminarily approved by the court on March 1, 2024 and remains subject to final court approval.

Massachusetts Civil Investigative Demand. In September 2021, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the Company’s communications with and repossession notices sent to Massachusetts customers. On December 28, 2023 and without admitting any wrongdoing, the Company entered into an assurance of discontinuance with the Office of the Attorney General of the Commonwealth of Massachusetts, reflecting the parties’ agreements to settle and fully resolve allegations of the Company’s noncompliance with Massachusetts law. Under the settlement the Company paid, after March 31, 2024, $1.24 million to an independent trust for the purposes of making payments to eligible consumers, paying costs of implementation, and paying the Attorney General’s costs of investigation. In addition, the Company agreed to pay $75,000 for the fees and costs of a trustee to oversee the trust.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of March 31, 2024, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of March 31, 2024 is $3.6 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of March 31, 2024 does not exceed $5.6 million.

CONSUMER PORTFOLIO SERVICES, INC.

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

For the quarter ended March 31, 2024, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$2,722,662	$2,476,617
Finance receivables at fair value acquired during period	328,893	352,598
Payments received on finance receivables at fair value	(210,935)	(206,626)
Net interest income accretion on fair value receivables	(54,247)	(47,472)
Mark to fair value	5,000	–
Balance at end of period	$2,791,373	$2,575,117

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	March 31, 2024		December 31, 2023
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$3,001,859	$2,791,373	$2,941,915	$2,722,662

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Inputs as of
	March 31,	December 31,		March 31,	December 31,
	2024	2023	Unobservable Inputs	2024	2023
	(In thousands)
Assets:
Finance receivables measured at fair value	2,791,373	2,722,662	Discount rate	11.0% - 11.9%	11.0% - 11.7%
			Cumulative net losses	10.0% - 22.4%	10.0% - 21.7%

The following table summarizes the delinquency status of these finance receivables measured at fair value as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(In thousands)
Delinquency Status
Current	$2,634,116	$2,520,158
31 - 60 days	168,807	204,574
61 - 90 days	83,273	101,057
91 + days	43,348	49,541
Repo	72,315	66,585
	$3,001,859	$2,941,915

Repossessed vehicle inventory, which is included in Other assets on our consolidated balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2024, the finance receivables related to the repossessed vehicles in inventory totaled $546,000. We have applied a valuation adjustment, or loss allowance, of $429,000, which is based on a recovery rate of approximately 21%, resulting in an estimated fair value and carrying amount of $117,000. The fair value and carrying amount of the repossessed inventory at December 31, 2023 was $597,000 after applying a valuation adjustment of $472,000.

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended March 31, 2024 and 2023.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at March 31, 2024 and December 31, 2023, were as follows:

	As of March 31, 2024
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,249	$13,249	$–	$–	$13,249
Restricted cash and equivalents	137,706	137,706	–	–	137,706
Finance receivables, net	16,891	–	–	15,034	15,034
Accrued interest receivable	191	–	–	191	191
Liabilities:
Warehouse lines of credit	$249,522	$–	$–	$249,522	$249,522
Residual interest financing	98,968			98,968	98,968
Accrued interest payable	8,423	–	–	8,423	8,423
Securitization trust debt	2,277,676	–	–	2,252,211	2,252,211
Subordinated renewable notes	22,140	–	–	22,140	22,140

	As of December 31, 2023
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,174	$6,174	$–	$–	$6,174
Restricted cash and equivalents	119,257	119,257	–	–	119,257
Finance receivables, net	24,684	–	–	20,848	20,848
Accrued interest receivable	292	–	–	292	292
Liabilities:
Warehouse lines of credit	$234,025	$–	$–	$234,025	$234,025
Accrued interest payable	7,928	–	–	7,928	7,928
Securitization trust debt	2,265,446	–	–	2,183,331	2,183,331
Subordinated renewable notes	17,188	–	–	17,188	17,188

(10) Subsequent Events

On April 23, 2024 we executed our second securitization of 2024. In the transaction, qualified institutional buyers purchased $319.9 million of asset-backed notes secured by $337.2 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2024-B, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 6.69%.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2024-B transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 5.15%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 8.40% of the original receivable pool balance, or 23.15% of the then outstanding pool balance. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

On April 10, 2024, our Compensation Committee evaluated and determined the non-equity incentive plan payment amounts earned under the Executive Management Bonus Plan for each of our executive officers for fiscal year ended December 2023. The Company thereafter paid those amounts in April 2024, including $3,005,000 for Charles E. Bradley, Jr., $582,063 for Michael T. Lavin, $385,655 for Danny Bharwani, $413,406 for Teri L. Robinson, and $367,472 for Laurie A. Straten.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Some of the factors that might cause such a difference include, but are not limited to, the following:

•	unexpected exogenous events, such as a widespread public health emergency;
•	mandates imposed in reaction to such events, such as prohibitions of otherwise permissible activity;
•	changes in general economic conditions;
•	changes in performance of our automobile contracts
•	increases in interest rates;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	the level of losses incurred on contracts in our managed portfolio;
•	adverse decisions by courts or regulators;
•	regulatory changes with respect to consumer finance;
•	changes in the market for used vehicles;
•	levels of cash releases from existing pools of contracts;
•	the terms on which we are able to finance contract purchases;
•	the willingness or ability of dealers to assign contracts to us on acceptable terms;
•	the terms on which we are able to complete term securitizations once contracts are acquired;
•	any breach in the security of our systems; and
•	such other factors as discussed through the “Risk Factors” section of this report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) originated vehicle purchase money loans by lending directly to consumers, (ii) acquired installment purchase contracts in four merger and acquisition transactions, and (iii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders. In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through March 31, 2024, we have originated a total of approximately $21.5 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
Three months ended March 31, 2024	346,305	3,243,390

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the three months ended March 31, 2024, we originated $16.1 million under this third-party program. As of March 31, 2024, our managed portfolio includes $222.2 million of such third-party receivables.

Our principal executive offices are in Las Vegas, Nevada. Most of our operational and administrative functions take place in Irvine, California. Credit and underwriting functions are performed primarily in that California branch with certain of these functions also performed in our Florida, Nevada, and Virginia branches. We service our automobile contracts from our California, Nevada, Virginia, Florida and Illinois branches.

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

Since 1994 we have conducted 100 term securitizations of automobile contracts that we originated. As of March 31, 2024, 18 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through April 2024.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114
Three months ended March 31, 2024	1	300,614

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

In November 2015, we entered into another $100 million facility. This facility was most recently renewed in March 2024, extending the revolving period to March 2026, followed by an amortization period to March 2028. In June 2022, we doubled the capacity for this facility from $100 million to $200 million.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2024, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2024 with the three months ended March 31, 2023

Revenues.  During the three months ended March 31, 2024, our revenues were $91.7 million, an increase of $8.6 million, or 10.4%, from the prior year revenue of $83.1 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended March 31, 2024 include a $5.0 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $5.0 million. Based on this evaluation, there was no mark up or mark down to the fair value portfolio in the prior year period.

Interest income for the three months ended March 31, 2024 increased $4.2 million, or 5.3%, to $84.3 million from $80.1 million in the prior year. The primary reason for the increase in interest income is the 4.8% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio increased from 11.2% in the prior year period to 11.3% in the current year period. The receivables measured at fair value make up a larger portion of our total loan portfolio in the current year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$2,993,816	$84,288	11.3%	$2,856,598	$80,062	11.2%

Other income was $2.5 million for the three months ended March 31, 2024 compared to $3.0 million for the comparable period in 2023. This 19.2% decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $2.1 million for the quarter ended March 31, 2024 compared to $2.7 million in the prior year period.

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

Total operating expenses were $85.2 million for the three months ended March 31, 2024, compared to $64.7 million for the prior period, an increase of $20.5 million, or 31.7%. The increase is primarily due to increases in interest expense and general and administrative expenses.

Employee costs were $24.4 million during the three months ended March 31, 2024 compared to $22.0 million for the same quarter in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)

Contracts purchased (dollars)	$346.3	$415.2
Contracts purchased (units)	16,414	20,175
Managed portfolio outstanding (dollars)	$3,021.2	$2,881.8
Managed portfolio outstanding (units)	181,650	175,197

Number of Originations staff	191	184
Number of Sales staff	101	108
Number of Servicing staff	427	401
Number of other staff	183	86
Total number of employees	902	779

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $13.8 million, an increase of $2.4 million from $11.4 million in the prior year period.

Interest expense for the three months ended March 31, 2024 was $42.0 million and represented 49.3% of total operating expenses, compared to $32.8 million in the previous year, when it was 50.7% of total operating expenses.

Interest on securitization trust debt increased by $9.6 million for the three months ended March 31, 2024 compared to the prior period. The average balance of securitization trust debt increased to $2,388.1 million for the three months ended March 31, 2024 compared to $2,283.3 million for the three months ended March 31, 2023. The annualized average rate on our securitization trust debt was 6.0% for the three months ended March 31, 2024 compared to 4.6% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2020	3.08%
June 2020	4.09%
September 2020	2.39%
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%

Interest expense on warehouse credit line debt decreased by $528,000 to $4.3 million for the three months ended March 31, 2024 compared to $4.8 million in the prior year period. The decrease was due to the lower utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $164.9 million during the three months ended March 31, 2024 compared to $194.9 million for the same period in 2023. The annualized average rate on our credit line debt was 10.5% for the three months ended March 31, 2024 compared to 9.9% in the prior year period.

Interest expense on subordinated renewable notes was $506,000 for the three months ended March 31, 2024. The average balance of the outstanding subordinated debt decreased by $3.3 million to $20.8 million for the three months ended March 31, 2024 compared to $24.1 million for the prior year. The average yield of subordinated notes increased to 9.7% compared to 8.4% in the prior period.

In June 2021, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. In March 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. Interest expense on the residual interest financing was $1.2 million for the three months ended March 31, 2024 compared to $1.1 for the same period in 2023.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan Portfolio	$2,993,816	$84,288	11.3%	$2,856,598	$80,062	11.2%

Interest Bearing Liabilities
Warehouse lines of credit	$164,883	$4,321	10.5%	$194,918	$4,848	9.9%
Residual interest financing	67,033	1,209	7.2%	50,000	1,050	8.4%
Securitization trust debt	2,388,146	35,932	6.0%	2,283,258	26,353	4.6%
Subordinated renewable notes	20,842	506	9.7%	24,119	508	8.4%
	$2,640,904	41,968	6.4%	$2,552,295	32,759	5.1%

Net interest income/spread		$42,320			$47,303
Net interest yield (2)			4.9%			6.1%
Ratio of average interest earning assets to average interest bearing liabilities			113%			112%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2) Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2024
	Compared to March 31, 2023
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Loan Portfolio	$4,226	$3,478	$748

Interest Bearing Liabilities
Warehouse lines of credit	(527)	(774)	247
Residual interest financing	159	360	(201)
Securitization trust debt	9,579	1,220	8,359
Subordinated renewable notes	(2)	(70)	68
	9,209	736	8,473

Net interest income/spread	$(4,983)	$2,742	$(7,725)

For the three months ended March 31, 2024, we recorded a reduction to provision for credit losses on finance receivables in the amount of $1.6 million. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $9.0 million in reductions to provision for credit losses for the three months ended March 31, 2023.

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of March 31, 2024.

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

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense decreased to $4.9 million during the three months ended March 31, 2024 from $5.7 million in the same quarter in 2023. We purchased $346.3 million of new contracts during the three months ended March 31, 2024 compared to $415.2 million in the prior year period.

Occupancy expenses was $1.6 million for the three months ending March 31, 2024, which is up from the $1.5 million in the first quarter of 2023.

Depreciation and amortization expenses decreased to $215,000 compared to $231,000 in the previous year.

For the three months ended March 31, 2024, we recorded income tax expense of $2.0 million, representing a 30% effective tax rate. In the prior period, our income tax expense was $4.6 million, representing a 25% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	March 31, 2024		March 31, 2023		December 31, 2023
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	181,650	$3,021,185	175,197	$2,881,844	179,198	$2,970,066
Period of delinquency (2)
31-60 days	10,992	172,425	10,057	151,743	13,337	210,200
61-90 days	5,443	85,338	4,306	62,557	6,717	104,144
91+ days	2,792	43,816	1,660	23,839	3,252	50,610
Total delinquencies (2)	19,227	301,579	16,023	238,139	23,306	364,954
Amount in repossession (3)	5,020	72,861	3,246	47,710	4,653	67,182
Total delinquencies and amount in repossession (2)	24,247	$374,440	19,269	$285,849	27,959	$432,136
Delinquencies as a percentage of gross servicing portfolio	10.6%	10.0%	9.1%	8.3%	13.0%	12.3%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	13.3%	12.4%	11.0%	9.9%	15.6%	14.5%

Extension Experience
Contracts with one extension, accruing	33,481	$593,699	30,126	$530,950	33,920	$610,617

Contracts with two or more extensions, accruing	43,748	601,574	38,838	431,936	42,462	563,308
	77,229	1,195,273	68,964	962,886	76,382	1,173,925

Contracts with one extension, non-accrual (4)	2,628	42,315	1,072	16,770	2,367	38,933

Contracts with two or more extensions, non-accrual (4)	2,022	28,015	1,167	12,641	2,081	27,497
	4,650	70,330	2,239	29,411	4,448	66,430

Total contracts with extensions	81,879	$1,265,603	71,203	$992,297	80,830	$1,240,355

_________________________

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we have purchased, including automobile contracts subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.
(4)	Amount in repossession and accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	Finance Receivables Portfolio
	March 31,	March 31,	December 31,
	2024	2023	2023
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,993,816	$2,856,598	$2,913,571
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.8%	5.2%	6.5%

_________________________

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2024 and March 31, 2023 percentages represent three months ended March 31, 2024 and March 31, 2023 annualized. December 31, 2022 represents 12 months ended December 31, 2023.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2024, for accounts that received extensions from 2010 through 2023:

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2024	% Active or Paid Off at March 31, 2024	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2010	26,167	12,159	46.5%	12,006	45.9%	1,999	7.6%	19

2011	18,786	10,972	58.4%	6,882	36.6%	932	5.0%	19

2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18

2013	23,398	11,138	47.6%	11,277	48.2%	979	4.2%	23

2014	25,773	10,460	40.6%	14,477	56.2%	833	3.2%	25

2015	53,319	22,153	41.5%	30,027	56.3%	1,139	2.1%	26

2016	80,897	35,856	44.3%	42,810	52.9%	2,231	2.8%	27

2017	133,847	58,289	43.5%	67,566	50.5%	7,992	6.0%	23

2018	121,531	61,646	50.7%	52,364	43.1%	7,521	6.2%	21

2019	71,548	46,719	65.3%	21,554	30.1%	3,275	4.6%	20

2020	83,170	59,151	71.1%	21,470	25.8%	2,549	3.1%	20

2021	47,010	35,369	75.2%	10,405	22.1%	1,236	2.6%	17

2022	56,142	43,918	78.2%	10,270	18.3%	1,954	3.5%	12

2023	83,113	76,279	91.8%	4,042	4.9%	2,792	3.4%	6

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2019, 65.3% were either paid in full or active and performing as of March 31, 2024. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,	Three Months Ended March 31,	Year Ended December 31,
	2024	2023	2023

Average number of extensions granted per month	6,760	6,089	6,926

Average number of outstanding accounts	180,332	173,731	176,438

Average monthly extensions as % of average outstandings	3.7%	3.5%	3.9%

____________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2024		March 31, 2023		December 31, 2023
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	36,109	$636,014	31,198	$547,720	36,287	$649,551
Contracts with two extensions	20,228	345,488	14,365	201,960	19,335	326,552
Contracts with three extensions	10,758	153,331	9,557	105,955	10,109	133,207
Contracts with four extensions	6,648	69,027	7,672	72,951	6,784	67,735
Contracts with five extensions	5,017	40,981	5,295	43,085	5,197	42,734
Contracts with six extensions	3,119	20,762	3,116	20,626	3,118	20,576
	81,879	$1,265,603	71,203	$992,297	80,830	$1,240,355

Managed portfolio (excluding originated and owned by 3rd parties)	181,650	$3,021,185	175,197	$2,881,844	179,198	$2,970,066

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

Net cash provided by operating activities for the three-month period ended March 31, 2024 was $52.7 million, a decrease of $12.4 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2023 of $65.1 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $108.6 million for the three months ended March 31, 2024 compared to $121.2 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $353.9 million and $353.9 million during the first three months of 2024 and 2023, respectively.

Net cash provided by financing activities for the three months ended March 31, 2024 was $81.5 million compared to $62.3 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2024, we issued $280.9 million in new securitization trust debt compared to $324.8 million for the same period in 2023. We repaid $268.7 million in securitization trust debt in the three months ended March 31, 2024 compared to repayments of securitization trust debt of $258.2 million in the prior year period. In the three months ended March 31, 2024, we had net repayments on warehouse lines of credit of $17.2 million, compared to net proceeds from warehouse lines of credit of $7,000 in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2024, we had unrestricted cash of $13.2 million and $150.5 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2024, we had approximately $39.5 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the three-month period ended March 31, 2024, we completed one securitization aggregating $280.9 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2024, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2024, we had approximately $2,648.3 million of debt outstanding. Such debt consisted primarily of $2,277.7 million of securitization trust debt and $249.5 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $12.2 million while our warehouse lines of credit debt has increased by $15.5 million since December 31, 2023 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $22.1 million and $17.2 million in subordinated renewable notes outstanding at March 31, 2024 and December 31, 2023, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. On March 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. As of March 31, 2024, all $100.0 million of this debt remains outstanding.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 15, 2024. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2024, we had approximately $2,648.3 million of debt outstanding. Such debt consisted primarily of $2,277.7 million of securitization trust debt and $249.5 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $12.2 million while our warehouse lines of credit debt has increased by $15.5 million since December 31, 2023 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $22.1 million and $17.2 million in subordinated renewable notes outstanding at March 31, 2024 and December 31, 2023, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. On March 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. As of March 31, 2024, all $100.0 million of this debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we repurchased 101,355 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 2024	17,718	$8.83	17,718	$1,343,845
February 2024	27,119	$9.05	27,119	$1,098,333
March 2024	56,518	$8.15	56,518	$637,823
Total	101,355	$8.51	101,355

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2024, our board of directors had authorized the purchase of up to $103.2 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 10, 2024
	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024
	By:	/s/ DENESH BHARWANI
Denesh Bharwani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

