Form 10-Q
period 2024-06-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2024-08-08
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 24, 2024 the registrant had 21,327,143 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$9,752	$6,174
Restricted cash and equivalents	256,859	119,257
Finance receivables measured at fair value	2,960,375	2,722,662

Finance receivables	12,714	27,553
Less: Allowance for finance credit losses	(684)	(2,869)
Finance receivables, net	12,030	24,684

Furniture and equipment, net	1,192	1,372
Deferred tax assets, net	2,418	3,736
Other assets	43,916	25,861
	$3,286,542	$2,903,746

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$66,393	$62,544
Warehouse lines of credit	82,175	234,025
Residual interest financing	99,079	49,875
Securitization trust debt	2,736,225	2,265,446
Subordinated renewable notes	22,356	17,188
	3,006,228	2,629,078
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,304,643 and 21,174,856 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	25,062	28,678
Retained earnings	257,119	247,857
Accumulated other comprehensive loss	(1,867)	(1,867)
	280,314	274,668

	$3,286,542	$2,903,746

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Interest income	$88,367	$82,637	$172,655	$162,699
Mark to finance receivables measured at fair value	5,500	–	10,500	–
Other income	2,013	2,221	4,469	5,259
	95,880	84,858	187,624	167,958

Expenses:
Employee costs	23,725	21,147	48,141	43,180
General and administrative	13,260	11,783	27,013	23,180
Interest	46,710	35,706	88,678	68,465
Provision for credit losses	(1,950)	(9,700)	(3,585)	(18,700)
Sales	5,883	5,463	10,753	11,186
Occupancy	1,359	1,644	2,959	3,170
Depreciation and amortization	221	211	436	442
	89,208	66,254	174,395	130,923
Income before income tax expense	6,672	18,604	13,229	37,035
Income tax expense	2,000	4,650	3,967	9,258
Net income	$4,672	$13,954	$9,262	$27,777

Earnings per share:
Basic	$0.22	$0.67	$0.44	$1.35
Diluted	$0.19	$0.55	$0.38	$1.09

Number of shares used in computing earnings per share:
Basic	21,263	20,866	21,203	20,643
Diluted	24,263	25,373	24,433	25,384

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$4,672	$13,954	$9,262	$27,777

Other comprehensive income/(loss);change in funded status of pension plan	–	–	–	–
Comprehensive income	$4,672	$13,954	$9,262	$27,777

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$9,262	$27,777
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	106,648	94,305
Depreciation and amortization	436	442
Amortization of deferred financing costs	5,043	4,800
Mark to finance receivables measured at fair value	(10,500)	–
Provision for credit losses	(3,585)	(18,700)
Stock-based compensation expense	1,641	1,817
Changes in assets and liabilities:
Deferred tax assets, net	1,318	2,810
Other assets	(18,116)	5,447
Accounts payable and accrued expenses	3,849	1,963
Net cash provided by operating activities	95,996	120,661

Cash flows from investing activities:
Payments received on finance receivables held for investment	16,239	42,892
Purchases of finance receivables measured at fair value	(753,760)	(658,048)
Payments received on finance receivables at fair value	419,899	421,940
Change in repossessions held in inventory	61	223
Purchase of furniture and equipment	(256)	(66)
Net cash used in investing activities	(317,817)	(193,059)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	1,037,105	657,653
Proceeds from issuance of subordinated renewable notes	5,489	–
Payments on subordinated renewable notes	(321)	(4,059)
Net proceeds from (repayments of) warehouse lines of credit	(150,659)	(41,031)
Net Proceeds from (repayment of) residual interest financing debt	50,000	–
Repayment of securitization trust debt	(563,679)	(540,958)
Payment of financing costs	(9,677)	(4,066)
Purchase of common stock	(11,172)	(18,464)
Exercise of options and warrants	5,915	15,678
Net cash provided by financing activities	363,001	64,753
Increase in cash and cash equivalents	141,180	(7,645)
Cash and restricted cash at beginning of period	125,431	162,789
Cash and restricted cash at end of period	$266,611	$155,144

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$83,091	$62,612
Income taxes	$9,245	$4,639
Non-cash financing activities:
Right-of-use asset, net	$(22,256)	$(5,023)
Lease liability	$23,565	$5,373
Deferred office rent	$(1,309)	$(350)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Common Stock (Shares Outstanding)
Balance, beginning of period	21,148	20,496	21,175	20,131
Common stock issued upon exercise of options and warrants	1,248	1,718	1,428	2,805
Repurchase of common stock	(1,091)	(1,062)	(1,298)	(1,784)
Balance, end of period	21,305	21,152	21,305	21,152

Common Stock
Balance, beginning of period	$28,518	$29,485	$28,678	$28,906
Common stock issued upon exercise of options and warrants	5,210	8,718	5,915	15,678
Repurchase of common stock	(9,475)	(11,171)	(11,172)	(18,464)
Stock-based compensation	809	905	1,641	1,817
Balance, end of period	$25,062	$27,937	$25,062	$27,937

Retained Earnings
Balance, beginning of period	$252,447	$216,337	$247,857	$202,514
Net income	4,672	13,954	9,262	27,777
Balance, end of period	$257,119	$230,291	$257,119	$230,291

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(1,867)	$(3,031)	$(1,867)	$(3,031)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(1,867)	$(3,031)	$(1,867)	$(3,031)

Total Shareholders' Equity	$280,314	$255,197	$280,314	$255,197

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six-month period ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Origination and servicing fees from third party receivables	$1,694	$1,924	$3,838	$4,661
Sales tax refunds	260	264	549	524
Other	59	33	82	74
Other income for the period	$2,013	$2,221	$4,469	$5,259

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	June 30,	December 31,
	2024	2023
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$51,093	$29,575
Less: Accumulated amortization right-of-use assets	(29,166)	(26,651)
Operating lease right-of-use assets, net	$21,927	$2,924

Operating lease liabilities	$(23,230)	$(3,220)

Finance Leases
Property and equipment, at cost	$3,757	$3,474
Less: Accumulated depreciation	(3,428)	(3,385)
Property and equipment, net	$329	$89

Finance lease liabilities	$(335)	$(93)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2024 (excluding the six months ended June 30, 2024)	$1,903	$64
2025	5,233	120
2026	5,084	110
2027	5,242	52
2028	5,408	22
Thereafter	4,747	5
Total undiscounted lease payments	27,617	373
Less amounts representing interest	(4,387)	(38)
Lease Liability	$23,230	$335

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Operating lease cost	$1,311	$1,411	$2,685	$2,771
Finance lease cost	34	24	48	125
Total lease cost	$1,345	$1,435	$2,733	$2,896

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)		(In thousands)
Operating cash flows from operating leases	$1,311	$1,441	$2,685	$2,771
Operating cash flows from finance leases	$28	$23	$41	$122
Financing cash flows from finance leases	$6	$2	$7	$4

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2024, we recorded stock-based compensation costs in the amount of $809,000 and $1.6 million, respectively. These stock-based compensation costs were $905,000 and $1.8 million for the three and six months ended June 30, 2023. As of June 30, 2024, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.4 million. This amount will be recognized as expense over a weighted-average period of 1.5 years.

The following represents stock option activity for the six months ended June 30, 2024:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	8,125	$5.11	N/A
Granted	–	–	N/A
Exercised	(1,428)	4.14	N/A
Forfeited	(210)	4.64	N/A
Options outstanding at the end of period	6,487	$5.34	3.15 years

Options exercisable at the end of period	5,127	$4.66	2.80 years

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the price distribution of stock options outstanding and exercisable as of June 30, 2024 and December 31, 2023:

	Number of shares as of		Number of shares as of
	June 30, 2024		December 31, 2023
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,290	1,290	1,410	1,082
$3.00 - $3.99	2,203	2,203	2,473	2,473
$4.00 - $4.99	1,322	712	2,539	1,929
$10.00 - $10.99	1,672	922	1,703	578
Total shares	6,487	5,127	8,125	6,062

At June 30, 2024 the aggregate intrinsic value of options outstanding and exercisable was $29.7 million and $26.8 million, respectively. There were 1.4 million options exercised for the six months ended June 30, 2024 compared to 2.8 million for the comparable period in 2023. The total intrinsic value of options exercised was $6.2 million and $13.3 million for the six-month periods ended June 30, 2024 and 2023. There were 2,894,000 shares available for future stock option grants under existing plans as of June 30, 2024.

Purchases of Company Stock

The table below describes the purchase of our common stock for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024		June 30, 2023
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	473,202	$8.67	564,202	$10.36
Shares redeemed upon net exercise of stock options	824,511	8.57	1,220,044	10.34
Total stock purchases	1,297,713	$8.61	1,784,246	$10.35

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2024, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments. The following table summarizes the delinquency status of finance receivables as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Delinquency Status	(In thousands)
Current	$8,030	$17,771
31-60 days	2,625	5,626
61-90 days	1,617	3,087
91 + days	442	1,069
	$12,714	$27,553

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $442,000 and $1.1 million at June 30, 2024 and December 31, 2023, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Annual Vintage Pool	(In thousands)

2014 and prior	$137	$370
2015	721	1,788
2016	3,270	7,673
2017	8,586	17,722
	$12,714	$27,553

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Balance at beginning of period	$1,890	$14,728	$2,869	$21,753
Provision for credit losses on finance receivables	(1,950)	(9,700)	(3,585)	(18,700)
Charge-offs	(431)	(1,897)	(1,432)	(4,914)
Recoveries	1,175	2,590	2,832	7,582
Balance at end of period	$684	$5,721	$684	$5,721

The following table presents the gross charge-offs by year of origination of our finance receivables for the three-month and six-month ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Annual Vintage Pool	(In thousands)		(In thousands)
2014 and prior	$110	$67	$180	$208
2015	69	297	182	741
2016	268	713	645	2,034
2017	43	1,230	526	2,732
Applied against repos in inventory (net)	(59)	(410)	(101)	(801)
	$431	$1,897	$1,432	$4,914

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

	June 30,	December 31,
	2024	2023
	(In thousands)
Gross balance of repossessions in inventory	$435	$597
Allowance for losses on repossessed inventory	(371)	(472)
Net repossessed inventory included in other assets	$64	$125

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2024 (2)	Principal	2024	2023	2024
	(Dollars in thousands)
CPS 2019-B	June 2026	$–	$228,275	$–	$15,742	–
CPS 2019-C	September 2026	–	243,513	–	19,725	–
CPS 2019-D	December 2026	–	274,313	–	27,445	–
CPS 2020-A	March 2027	22,086	260,000	16,899	26,382	5.18%
CPS 2020-B	June 2027	26,618	202,343	17,457	24,197	7.38%
CPS 2020-C	November 2027	38,271	252,200	32,417	43,487	4.55%
CPS 2021-A	March 2028	42,104	230,545	29,790	39,039	2.02%
CPS 2021-B	June 2028	54,020	240,000	41,493	55,684	2.89%
CPS 2021-C	September 2028	82,376	291,000	64,048	85,563	2.27%
CPS 2021-D	December 2028	112,636	349,202	94,448	126,059	2.90%
CPS 2022-A	April 2029	126,979	316,800	104,891	137,479	3.09%
CPS 2022-B	October 2029	196,078	395,600	169,159	213,779	5.28%
CPS 2022-C	April 2030	228,611	391,600	181,172	230,273	6.18%
CPS 2022-D	June 2030	192,189	307,018	166,710	205,583	8.33%
CPS 2023-A	August 2030	229,363	324,768	185,085	231,906	6.52%
CPS 2023-B	November 2030	251,703	332,885	216,030	268,172	6.75%
CPS 2023-C	February 2031	238,505	291,732	214,774	257,568	6.75%
CPS 2023-D	May 2031	255,461	286,149	232,080	271,939	7.36%
CPS 2024-A	August 2031	269,746	280,924	246,948	–	6.12%
CPS 2024-B	November 2031	324,388	319,871	303,735	–	6.28%
CPS 2024-C	March 2032	315,591	436,310	436,310	–	6.17%
		$3,006,726	$6,255,048	$2,753,447	$2,280,021

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $524.2 million in 2024, $879.3 million in 2025, $582.5 million in 2026, $385.6 million in 2027, $243.6 million in 2028, $102.8 million in 2029, and $18.2 million in 2030.

(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

Debt issuance costs of $17.2 million and $14.6 million as of June 30, 2024 and December 31, 2023, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of June 30, 2024, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2024, restricted cash under the various agreements totaled approximately $256.9 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Debt

The terms and amounts of our other debt outstanding at June 30, 2024 and December 31, 2023 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2024	2023
			(In thousands)
Description	Interest Rate	Maturity
Warehouse lines of credit	3.00% over CP yield rate (Minimum 3.75%) 8.44% and 8.58% at June 30, 2024 and December 31 2023, respectively	July 2026	$70,715	$165,628

	4.50% over a commercial paper rate (Minimum 7.50%) 9.83% and 9.63% at June 30 2024, and December 31 2023, respectively	March 2026	13,250	68,997

Residual interest financing	7.86%	June 2026	50,000	50,000

Residual interest financing	11.50%	March 2029	50,000	–

Subordinated renewable notes	Weighted average rate of 9.20% and 8.45% at June 30, 2024 and December 31, 2023, respectively	Weighted average maturity of July 2026 and February 2026 at June 30, 2024 and December 31, 2023, respectively	22,356	17,188

			$206,321	$301,813

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 29, 2024, we renewed our two-year $200 million revolving credit agreement with Ares Agent Services, L.P. The revolving period for this facility was extended to March 2026 followed by an amortization period through March 2028 for any receivables pledged at the end of the revolving period. There was $13.3 million outstanding under this facility at June 30, 2024.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At June 30, 2024 there was $50.0 million outstanding under this facility.

On July 11, 2024, we renewed our two-year $200 million revolving credit agreement with Citibank, N.A. The revolving period for this facility was extended to July 2026 followed by an amortization period through July 2027 for any receivables pledged at the end of the revolving period. There was $70.7 million outstanding under this facility at June 30, 2024.

Unamortized debt issuance costs of $921,000 and $125,000 as of June 30, 2024 and December 31, 2023, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $1.8 million and $599,000 as of June 30, 2024 and December 31, 2023, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Interest on finance receivables	$1,782	$4,378	$4,119	$9,040
Interest on finance receivables at fair value	85,099	76,735	165,604	150,793
Other interest income	1,486	1,524	2,932	2,866
Interest income	$88,367	$82,637	$172,655	$162,699

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Securitization trust debt	$37,928	$29,171	$73,860	$55,524
Warehouse lines of credit	5,702	5,008	10,022	9,856
Residual interest financing	2,538	1,050	3,748	2,100
Subordinated renewable notes	542	477	1,048	985
Interest expense	$46,710	$35,706	$88,678	$68,465

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2024 and 2023 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,263	20,866	21,203	20,643
Incremental common shares attributable to exercise of outstanding options and warrants	3,000	4,507	3,230	4,741
Weighted average number of common shares used to compute diluted earnings per share	24,263	25,373	24,433	25,384

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2024 would have included an additional 1.7 million shares attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2023 would have included an additional 1.5 million shares included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of June 30, 2024 and December 31, 2023, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $2.4 million as of June 30, 2024 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $2.4 million consists of approximately $1.3 million of net U.S. federal deferred tax assets and $1.1 million of net state deferred tax assets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense was $2.0 million and $4.0 million for the three months and six months ended June 30, 2024, representing effective income tax rates of 30%, compared to income tax expense of $4.7 million and $9.3 million for the three months and six months ended June 30, 2023, and represents an effective income tax rates of 25%.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of June 30, 2024, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the total of probable incurred losses for legal contingencies as of June 30, 2024 is $2.3 million, and that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of June 30, 2024 does not exceed $4.3 million.

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

For the quarter ended June 30, 2024, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Balance at beginning of period	$2,791,373	$2,575,117	$2,722,662	$2,476,617
Finance receivables at fair value acquired during period	424,867	305,450	753,760	658,048
Payments received on finance receivables at fair value	(208,964)	(215,314)	(419,899)	(421,940)
Net interest income accretion on fair value receivables	(52,401)	(46,833)	(106,648)	(94,305)
Mark to fair value	5,500	–	10,500	–
Balance at end of period	$2,960,375	$2,618,420	$2,960,375	$2,618,420

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	June 30, 2024		December 31, 2023
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$3,160,134	$2,960,375	$2,941,915	$2,722,662

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Weighted Avg. Inputs as of
	June 30,	December 31,		June 30,	December 31,
	2024	2023	Unobservable Inputs	2024	2023
	(In thousands)
Assets:
Finance receivables measured at fair value	$2,960,375	$2,722,662	Discount rate	11.39%	11.35%
			Cumulative net losses	15.38%	15.25%

The following table summarizes the delinquency status of these finance receivables measured at fair value as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(In thousands)
Delinquency Status
Current	$2,743,578	$2,520,158
31 - 60 days	201,748	204,574
61 - 90 days	91,353	101,057
91 + days	47,122	49,541
Repo	76,333	66,585
	$3,160,134	$2,941,915

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended June 30, 2024 and 2023.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at June 30, 2024 and December 31, 2023, were as follows:

	As of June 30, 2024
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,752	$9,752	$–	$–	$9,752
Restricted cash and equivalents	256,859	256,859	–	–	256,859
Finance receivables, net	12,030	–	–	10,326	10,326
Accrued interest receivable	129	–	–	129	129
Liabilities:
Warehouse lines of credit	$82,175	$–	$–	$82,175	$82,175
Residual interest financing	99,079			99,079	99,079
Accrued interest payable	8,473	–	–	8,473	8,473
Securitization trust debt	2,736,225	–	–	2,711,060	2,711,060
Subordinated renewable notes	22,356	–	–	22,356	22,356

	As of December 31, 2023
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,174	$6,174	$–	$–	$6,174
Restricted cash and equivalents	119,257	119,257	–	–	119,257
Finance receivables, net	24,684	–	–	20,848	20,848
Accrued interest receivable	292	–	–	292	292
Liabilities:
Warehouse lines of credit	$234,025	$–	$–	$234,025	$234,025
Accrued interest payable	7,928	–	–	7,928	7,928
Securitization trust debt	2,265,446	–	–	2,183,331	2,183,331
Subordinated renewable notes	17,188	–	–	17,188	17,188

(10) Subsequent Events

On July 11, 2024, we renewed our two-year revolving credit agreement with Citibank, N.A. The revolving period for this facility was extended to July 2026 followed by an amortization period through July 2027 for any receivables pledged at the end of the revolving period. There was $70.7 million outstanding under this facility at June 30, 2024.

Cautionary Note Regarding Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. You can generally identify forward-looking statements as statements containing the words “will,” “would,” “believe,” “may,” “could,” “expect,” “anticipate,” “intend,” “estimate,” “judgment,” “assume,” “plans,” “goals, “strategy,” “future,” “likely,” “should” or other similar expressions.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2024, we have originated a total of approximately $22.1 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2018	902,416	2,380,847
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
Six months ended June 30, 2024	778,185	3,378,885

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the six months ended June 30, 2024, we originated $23.4 million under this third-party program. As of June 30, 2024, our managed portfolio includes $205.6 million of such third-party receivables.

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

Since 1994 we have conducted 102 term securitizations of automobile contracts that we originated. As of June 30, 2024, 18 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through June 2024.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114
Six months ended June 30, 2024	3	957,707

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. We currently have short-term funding capacity of $400 million over two credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2024, extending the revolving period to July 2026, with an optional amortization period through July 2027. In addition, the capacity was doubled from $100 million to $200 million in July 2022.

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2024, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2024 with the three months ended June 30, 2023

Revenues.  During the three months ended June 30, 2024, our revenues were $95.9 million, an increase of $11.0 million, or 13.0%, from the prior year revenue of $84.9 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended June 30, 2024 include a $5.5 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $5.5 million. There was no mark up or mark down to the fair value portfolio in the prior year period.

Interest income for the three months ended June 30, 2024 increased $5.7 million, or 6.9%, to $88.4 million from $82.6 million in the prior year. The primary reason for the increase in interest income is the 7.5% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio decreased from 11.4% in the prior year period to 11.3% in the current year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$3,122,278	$88,367	11.3%	$2,903,988	$82,637	11.4%

Other income was $2.0 million for the three months ended June 30, 2024 compared to $2.2 million for the comparable period in 2023. This 9.4% decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $1.7 million for the quarter ended June 30, 2024 compared to $1.9 million in the prior year period.

Expenses.  Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, sales and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the internal rate of return or the recorded value applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect profit margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $89.2 million for the three months ended June 30, 2024, compared to $66.3 million for the prior period, an increase of $22.9 million, or 34.6%. The increase is primarily due to increases in interest expense and a decrease in the reduction to provision for credit losses. To a lesser extent, increases to employee costs and general and administrative expenses also contributed to the increase in operating expenses during the period.

Employee costs were $23.7 million during the three months ended June 30, 2024 compared to $21.1 million for the same quarter in the prior year, an increase of $2.6 million, or 12.2%. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
	(Dollars in millions)
Contracts purchased (dollars)	$431.9	$318.4
Contracts purchased (units)	19,710	15,296
Managed portfolio outstanding (dollars)	$3,173.3	$2,910.3
Managed portfolio outstanding (units)	187,968	176,458

Number of Originations staff	198	165
Number of Sales staff	106	102
Number of Servicing staff	532	448
Number of other staff	89	88
Total number of employees	925	803

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $13.3 million, an increase of $1.5 million from $11.8 million in the prior year period.

Interest expense for the three months ended June 30, 2024 was $46.7 million and represented 52.4% of total operating expenses, compared to $35.7 million in the previous year, when it was 53.9% of total operating expenses.

Interest on securitization trust debt increased by $8.8 million for the three months ended June 30, 2024 compared to the prior period. The average balance of securitization trust debt increased to $2,555.2 million for the three months ended June 30, 2024 compared to $2,333.0 million for the three months ended June 30, 2023. The annualized average rate on our securitization trust debt was 5.9% for the three months ended June 30, 2024 compared to 5.0% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%

Interest expense on warehouse credit line debt increased by $694,000 to $5.7 million for the three months ended June 30, 2024 compared to $5.0 million in the prior year period. The increase was primarily due to the higher utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $215.4 million during the three months ended June 30, 2024 compared to $193.4 million for the same period in 2023. The annualized average rate on our credit line debt was 10.6% for the three months ended June 30, 2024 compared to 10.4% in the prior year period.

Interest expense on subordinated renewable notes was $542,000 for the three months ended June 30, 2024. The average balance of the outstanding subordinated debt was $22.3 million for the three months ended June 30, 2024 compared to $22.2 million for the prior year period. The average yield of subordinated notes increased to 9.7% compared to 8.6% in the prior period.

In June 2021, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. In March 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. Interest expense for these residual interest financings was $2.5 million for the three months ended June 30, 2024 compared to $1.1 for the same period in 2023.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan Portfolio	$3,122,278	$88,367	11.3%	$2,903,988	$82,637	11.4%

Interest Bearing Liabilities
Warehouse lines of credit	$215,403	5,702	10.6%	$193,408	5,008	10.4%
Residual interest financing	100,000	2,538	10.2%	50,000	1,050	8.4%
Securitization trust debt	2,555,220	37,928	5.9%	2,332,997	29,171	5.0%
Subordinated renewable notes	22,259	542	9.7%	22,208	477	8.6%
	$2,892,882	46,710	6.5%	$2,598,613	35,706	5.5%

Net interest income/spread		$41,657			$46,931
Net interest yield (2)			5.3%			6.5%
Ratio of average interest earning assets to average interest bearing liabilities			108%			112%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2024
	Compared to June 30, 2023
	Total	Change Due to	Change Due
	Change	Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan Portfolio	$5,730	$6,511	$(781

Interest Bearing Liabilities
Warehouse lines of credit	694	586	108
Residual interest financing	1,488	1,038	450
Securitization trust debt	8,757	3,008	5,749
Subordinated renewable notes	65	(2)	67
	11,004	4,630	6,374

Net interest income/spread	$(5,274)	$1,881	$(7,155

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of June 30, 2024. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio.  Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

For the three months ended June 30, 2024, we recorded a reduction to provision for credit losses on finance receivables in the amount of $2.0 million. The reserve decrease was primarily due to better than expected recovery rates and a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $9.7 million in reductions to provision for credit losses for the three months ended June 30, 2023.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases. Sales expense increased to $5.9 million during the three months ended June 30, 2024 from $5.5 million for the same quarter in 2023. We purchased $431.9 million of new contracts during the three months ended June 30, 2024 compared to $318.4 million in the prior year period.

Occupancy expenses was $1.4 million for the three months ending June 30, 2024, which is down from the $1.6 million in the second quarter of 2023.

Depreciation and amortization expenses increased to $221,000 compared to $211,000 in the previous year.

For the three months ended June 30, 2024, we recorded income tax expense of $2.0 million, representing a 30% effective tax rate. In the prior period, our income tax expense was $4.6 million, representing a 25% effective tax rate.

Comparison of Operating Results for the six months ended June 30, 2024 with the six months ended June 30, 2023

Revenues.  During the six months ended June 30, 2024, our revenues were $187.6 million, an increase of $19.7 million, or 11.7%, from the prior year revenue of $168.0 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended June 30, 2024 include a $10.5 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $10.5 million. There was no mark up or mark down to the fair value portfolio in the prior year period.

Interest income for the six months ended June 30, 2024 increased $10.0 million, or 6.1%, to $172.7 million from $162.7 million in the prior year. The primary reason for the increase in interest income is the 6.2% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio is 11.3% in the current year period and prior year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024			2023
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$3,058,047	$172,655	11.3%	$2,880,293	$162,699	11.3%

Other income was $4.5 million for the six months ended June 30, 2024 compared to $5.3 million for the comparable period in 2023. This 15.0% decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $3.8 million for the six months ended June 30, 2024 compared to $4.6 million in the prior year period.

Expenses.  Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, sales and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the internal rate of return or the recorded value applicable to such receivables). Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect profit margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $174.4 million for the six months ended June 30, 2024, compared to $130.9 million for the prior period, an increase of $43.5 million, or 33.2%. The increase is primarily due to increases in interest expense and a decrease in the reduction to provision for credit losses. To a lesser extent, increases to employee costs and general and administrative expenses also contributed to the increase in operating expenses during the period.

Employee costs were $48.1 million during the six months ended June 30, 2024 compared to $43.2 million for the same period in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Contracts purchased (dollars)	$778.2	$733.5
Contracts purchased (units)	36,124	35,471
Managed portfolio outstanding (dollars)	$3,173.3	$2,910.3
Managed portfolio outstanding (units)	187,968	176,458

Number of Originations staff	198	165
Number of Sales staff	106	102
Number of Servicing staff	532	448
Number of other staff	89	88
Total number of employees	925	803

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $27.0 million for the six months ended June 30, 2024, an increase of $3.8 million from $23.2 million in the prior year period.

Interest expense for the six months ended June 30, 2024 was $88.7 million, compared to $68.5 million in the previous year, an increase of $20.2 million.

Interest on securitization trust debt increased by $18.3 million for the six months ended June 30, 2024 compared to the prior period. The average balance of securitization trust debt increased to $2,471.7 million for the six months ended June 30, 2024 compared to $2,308.1 million for the six months ended June 30, 2023. The annualized average rate on our securitization trust debt was 6.0% for the six months ended June 30, 2024 compared to 4.8% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%

Interest expense on warehouse credit line debt increased by $166,000 to $10.0 million for the six months ended June 30, 2024 compared to $9.9 million in the prior year period. The increase was due to higher rates on the debt during the six month period compared to last year. The average balance of our warehouse debt was $190.1 million during the six months ended June 30, 2024 compared to $194.2 million for the same period in 2023. The annualized average rate on our credit line debt was 10.5% for the six months ended June 30, 2024 compared to 10.2% in the prior year period.

Interest expense on subordinated renewable notes was $1.0 million for the six months ended June 30, 2024. The average balance of the outstanding subordinated debt decreased by $1.6 million to $21.6 million for the six months ended June 30, 2024 compared to $23.2 million for the prior year. The average yield of subordinated notes increased to 9.7% compared to 8.5% in the prior period.

In June 2021, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. In March 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. Interest expense on the residual interest financing was $3.7 million for the six months ended June 30, 2024 compared to $2.1 million for the same period in 2023.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024			2023
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	$3,058,047	$172,655	11.3%	$2,880,293	$162,699	11.3%

Interest Bearing Liabilities
Warehouse lines of credit	$190,143	10,022	10.5%	$194,159	9,856	10.2%
Residual interest financing	83,516	3,748	9.0%	50,000	2,100	8.4%
Securitization trust debt	2,471,683	73,860	6.0%	2,308,128	55,524	4.8%
Subordinated renewable notes	21,551	1,048	9.7%	23,158	985	8.5%
	$2,766,893	88,678	6.4%	$2,575,445	68,465	5.3%

Net interest income/spread		$83,977			$94,234
Net interest yield (2)			5.5%			6.5%
Ratio of average interest earning assets to average interest bearing liabilities			111%			112%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2024 Compared to June 30, 2023
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Loan portfolio	$9,956	$10,126	$(170)
Interest Bearing Liabilities
Warehouse lines of credit	166	(574)	740
Residual interest financing	1,648	1,167	481
Securitization trust debt	18,336	(10,467)	28,803
Subordinated renewable notes	63	(200)	263
	20,213	(10,073)	30,286

Net interest income/spread	$(10,257)	$20,199	$(30,456)

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of June 30, 2024. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio.  Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

For the six months ended June 30, 2024, we recorded a reduction to provision for credit losses on finance receivables in the amount of $3.6 million. The reserve decrease was primarily due to better than expected recovery rates and a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $18.7 million in reductions to provision for credit losses for the six months ended June 30, 2023.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense decreased to $10.8 million during the six months ended June 30, 2024 from $11.2 million in the same period in 2023. We purchased $778.2 million of new contracts during the six months ended June 30, 2024 compared to $733.5 million in the prior year period.

Occupancy expenses was $3.0 million for the six months ending June 30, 2024, which is down from $3.2 million for the same period in 2023.

Depreciation and amortization expenses decreased to $436,000 compared to $442,000 in the previous year.

For the six months ended June 30, 2024, we recorded income tax expense of $4.0 million, representing a 30% effective tax rate. In the prior period, our income tax expense was $9.3 million, representing a 25% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	June 30, 2024		June 30, 2023		December 31, 2023
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	187,968	$3,173,282	176,458	$2,910,288	179,198	$2,970,066
Period of delinquency (2)
31-60 days	12,745	204,373	12,273	189,384	13,337	210,200
61-90 days	5,961	92,970	5,261	79,302	6,717	104,144
91+ days	3,019	47,565	2,082	29,707	3,252	50,610
Total delinquencies (2)	21,725	344,908	19,616	298,393	23,306	364,954
Amount in repossession (3)	5,251	76,767	2,920	42,897	4,653	67,182
Total delinquencies and amount in repossession (2)	26,976	$421,675	22,536	$341,290	27,959	$432,136

Delinquencies as a percentage of gross servicing portfolio	11.6%	10.9%	11.1%	10.3%	13.0%	12.3%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	14.4%	13.3%	12.8%	11.7%	15.6%	14.5%

Extension Experience
Contracts with one extension, accruing	32,504	$572,142	31,878	$575,139	33,920	$610,617
Contracts with two or more extensions, accruing	45,600	649,610	39,569	464,605	42,462	563,308
	78,104	1,221,752	71,447	1,039,744	76,382	1,173,925

Contracts with one extension, non-accrual (4)	2,956	46,720	1,338	22,497	2,367	38,933
Contracts with two or more extensions, non-accrual (4)	2,516	36,412	1,236	13,821	2,081	27,497
	5,472	83,132	2,574	36,318	4,448	66,430

Total contracts with extensions	83,576	$1,304,885	74,021	$1,076,062	80,830	$1,240,355

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

Net Charge-Off Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	Finance Receivables Portfolio
	June 30,	June 30,	December 31,
	2024	2023	2023
	(Dollars in thousands)
Average servicing portfolio outstanding	$3,122,278	$2,903,988	$2,913,571
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.3%	6.3%	6.5%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2024 and June 30, 2023 percentages represent three months ended June 30, 2024 and June 30, 2023 annualized. December 31, 2023 represents 12 months ended December 31, 2023.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2024, for accounts that received extensions from 2010 through 2023:

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2024	% Active or Paid Off at June 30, 2024	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2010	26,167	12,159	46.5%	12,009	45.9%	1,999	7.6%	19

2011	18,786	10,972	58.4%	6,882	36.6%	932	5.0%	19

2012	18,783	11,320	60.3%	6,667	35.5%	796	4.2%	18

2013	23,398	11,138	47.6%	11,281	48.2%	979	4.2%	23

2014	25,773	10,460	40.6%	14,480	56.2%	833	3.2%	25

2015	53,319	22,153	41.5%	30,027	56.3%	1,139	2.1%	26

2016	80,897	35,856	44.3%	42,810	52.9%	2,231	2.8%	27

2017	133,847	58,289	43.5%	67,566	50.5%	7,992	6.0%	23

2018	121,531	61,646	50.7%	52,364	43.1%	7,521	6.2%	21

2019	71,548	46,719	65.3%	21,554	30.1%	3,275	4.6%	20

2020	83,170	58,715	70.6%	21,906	26.3%	2,549	3.1%	20

2021	47,010	34,750	73.9%	11,024	23.5%	1,236	2.6%	17

2022	56,142	42,449	75.6%	11,739	20.9%	1,954	3.5%	13

2023	83,113	72,844	87.6%	7,010	8.4%	3,259	3.9%	8

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2019, 65.3% were either paid in full or active and performing as of June 30, 2024. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
	2024	2023	2023

Average number of extensions granted per month	7,135	6,342	6,926

Average number of outstanding accounts	183,077	174,937	176,438

Average monthly extensions as % of average outstandings	3.9%	3.6%	3.9%

____________________

Note: Table excludes portfolios originated and owned by third parties

	June 30, 2024		June 30, 2023		December 31, 2023
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	35,460	$618,862	33,216	$597,635	36,287	$649,551
Contracts with two extensions	21,486	369,387	15,797	238,071	19,335	326,552
Contracts with three extensions	11,757	178,488	9,426	108,609	10,109	133,207
Contracts with four extensions	6,759	75,866	7,269	69,027	6,784	67,735
Contracts with five extensions	4,895	40,991	5,284	43,004	5,197	42,734
Contracts with six extensions	3,219	21,291	3,029	19,715	3,118	20,576
	83,576	$1,304,885	74,021	$1,076,061	80,830	$1,240,355

Managed portfolio (excluding originated and owned by 3rd parties)	187,968	$3,173,282	176,458	$2,910,288	179,198	$2,970,066

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

Net cash provided by operating activities for the six-month period ended June 30, 2024 was $96.0 million, a decrease of $24.7 million, compared to net cash provided by operating activities for the six-month period ended June 30, 2023 of $120.7 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $317.8 million for the six months ended June 30, 2024 compared to $193.1 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $753.8 million and $658.0 million during the first six months of 2024 and 2023, respectively.

Net cash provided by financing activities for the six months ended June 30, 2024 was $363.0 million compared to $64.8 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2024, we issued $1,307.1 million in new securitization trust debt compared to $657.7 million for the same period in 2023. We repaid $564.0 million in securitization trust debt in the six months ended June 30, 2024 compared to repayments of securitization trust debt of $541.0 million in the prior year period. In the six months ended June 30, 2024, we had net repayments on warehouse lines of credit of $150.7 million, compared to net advances from warehouse lines of credit of $41.0 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2024, we had unrestricted cash of $9.8 million and $7.1 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2024, we had approximately $33.8 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the six-month period ended June 30, 2024, we completed three securitizations aggregating $1,307.1 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2024, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2024, we had approximately $2,939.8 million of debt outstanding. Such debt consisted primarily of $2,736.2 million of securitization trust debt and $82.2 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $470.8 million while our warehouse lines of credit debt has decreased by $151.9 million since December 31, 2023 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $22.4 million and $17.2 million in subordinated renewable notes outstanding at June 30, 2024 and December 31, 2023, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. On March 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. As of June 30, 2024, all $100.0 million of this debt remains outstanding.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2024, we had approximately $2,939.8 million of debt outstanding. Such debt consisted primarily of $2,736.2 million of securitization trust debt and $82.2 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $470.8 million while our warehouse lines of credit debt has decreased by $151.9 million since December 31, 2023 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $22.4 million and $17.2 million in subordinated renewable notes outstanding at June 30, 2024 and December 31, 2023, respectively. On June 30, 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. On March 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. As of June 30, 2024, all $100.0 million of this debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, we repurchased 371,847 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2024	133,160	$8.57	133,160	$9,496,129
May 2024	111,032	$8.56	111,032	$8,545,525
June 2024	127,655	$8.99	127,655	$7,398,160
Total	371,847	$8.71	371,847

____________________

(1)	Each monthly period is the calendar month.
(2)	In April 2024, our board of directors authorized the purchase of an additional $10 million of our common stock. Through June 30, 2024, our board of directors had authorized the purchase of up to $113.2 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 8, 2024

	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024
	By:	/s/ DENESH BHARWANI
Denesh Bharwani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

