Form 10-K
period 2024-12-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2025-03-12
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the 7,202,007 shares of the registrant’s common stock held by non-affiliates as of the date of June 30, 2024, based upon the closing price of the registrant’s common stock of $9.80 per share reported by Nasdaq as of that date, was approximately $70,579,669. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant.

The number of shares of the registrant’s Common Stock outstanding on March 10, 2025 was 21,443,198.

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

2

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

iii

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2024, we have purchased a total of approximately $23.0 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2024 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
2024	1,681,941	3,665,725

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

Most of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee sales representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our sales representatives represent us exclusively. They may work from our Irvine branch, our Las Vegas branch, or in the field, in which case they work remotely and support dealers in their geographic area. Our sales representatives present dealers with a sales package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2024, we had 122 sales representatives, and in that month, we received applications from 8,600 dealers in 47 states. As of December 31, 2024, approximately 72% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

We have in the past solicited credit applications directly from prospective automobile consumers through the internet under a program we refer to as our direct lending platform. For qualified applicants we offered terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. Applicants approved in this fashion are free to shop for and purchase a vehicle from a dealer of their choosing, after which we entered into a note and security agreement directly with the consumer. We terminated our direct lending platform in September 2023 and we do not intend to originate any such loans going forward. However, we intend to continue servicing our existing direct loans. As of December 31, 2024, automobile contracts under the direct lending platform represented 1.6% of our outstanding managed portfolio.

For the year ended December 31, 2024 approximately 91% of the automobile contracts originated under our programs consisted of financing for used cars and 9% consisted of financing for new cars.

We generally solicit applications with the intent of originating contracts to hold as investments in our own portfolio. However, in May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that do not meet our lending criteria. We service all such contracts on behalf of the third-party.

For contracts we originate for our own portfolio, we generally finance them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 103 term securitizations of approximately $20.6 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2024, we had two such short-term warehouse facilities with a total maximum borrowing capacity of $535 million.

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

Contract Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer’s application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer’s customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency, and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. For the year ended December 31, 2024, we received 3.3 million applications. Approximately 57% of all applications came through DealerTrack (the industry leading dealership application aggregator), 43% via another aggregator, Route One. A portion of the DealerTrack and Route One volume are applications from our pass-through arrangements with other lenders who send us applications from their dealers in cases where those lenders choose not to approve those applications. For the year ended December 31, 2024, such pass-through applications represented 41% of our total applications. For the year ended December 31, 2024, our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2024, no dealer accounted for as much as 2% of the total number of automobile contracts we purchased.

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

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2024 and 2023.

	Contracts Purchased During the Year Ended
	December 31, 2024		December 31, 2023
	Number	Percent (1)	Number	Percent (1)
Texas	5,985	7.8%	4,620	7.1%
Ohio	5,643	7.3%	4,015	6.2%
California	4,583	6.0%	3,911	6.0%
Illinois	4,399	5.7%	4,482	6.9%
Florida	4,148	5.4%	3,489	5.4%
Georgia	3,432	4.5%	2,598	4.0%
Other States	48,819	63.4%	42,022	64.5%
Total	77,009	100.0%	65,137	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2024 and 2023.

	Outstanding Managed Portfolio as of
	December 31, 2024		December 31, 2023
	Amount	Percent (1)	Amount	Percent (1)
	($ in millions)
California	$275.2	7.5%	$274.7	8.6%
Texas	287.3	7.8%	237.6	7.4%
Ohio	265.5	7.2%	232.7	7.3%
Illinois	204.3	5.6%	173.3	5.4%
Florida	185.0	5.0%	160.2	5.0%
Pennsylvania	168.3	4.6%	152.8	4.8%
All others	2,280.1	62.2%	1,963.3	61.5%
Total	$3,665.7	100.0%	$3,194.6	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

	2024	2023	2022	2021	2020
Average net acquisition fee charged (paid) to dealers (1)	$(50)	$98	$(150)	$(65)	$71
Average net acquisition fee as % of amount financed (1)	-0.2%	1.3%	-0.7%	-0.3%	0.4%
Weighted average annual percentage interest rate	20.4%	20.9%	18.4%	17.8%	19.3%

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

Our upper credit tier products, which are our Meta, Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 89% of our new contract acquisitions for our own portfolio in 2024, 83% in 2023, and 80% in 2022, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2024 and 2023.

	Contracts Purchased During the Year Ended (1)
	December 31, 2024		December 31, 2023
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Meta	$55,241	3.3%	$45,319	3.3%
Preferred	278,044	16.5%	175,122	12.9%
Super Alpha	338,156	20.1%	265,385	19.5%
Alpha Plus	372,345	22.1%	179,526	13.2%
Alpha	424,433	25.2%	383,512	28.2%
Standard	116,159	6.9%	103,499	7.6%
Mercury / Delta	27,554	1.6%	52,250	3.8%
First Time Buyer	37,317	2.2%	52,313	3.9%
Third Parties	32,692	1.9%	100,826	7.4%
	$1,681,941	100.0%	$1,357,752	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

Contract Funding

For automobile contracts that we purchase from dealers, we require that the contract be originated by a dealer that has entered into a dealer agreement with us. Under our direct lending platform, we required the customer to sign a note and security agreement. In each case, the contract is secured by a first priority lien on a new or used automobile, light truck or passenger van and must meet our funding criteria. In addition, each automobile contract requires the customer to maintain physical damage insurance covering the financed vehicle and naming us as a loss payee. We may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the customer fails to maintain insurance as required by the automobile contract and is unable to pay for repairs to or replacement of the vehicle.

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

Specifically, our funding guidelines generally limit the maximum principal amount of a purchased automobile contract to 125% of wholesale book value in the case of used vehicles or to 125% of the manufacturer’s invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a product to supplement the customer’s casualty policy in the event of a total loss of the related vehicle. We generally do not finance vehicles that are more than 15 model years old or have more than 200,000 miles. The maximum term of a purchased contract is 78 months, although we consider the program, amount financed, and mileage as significant factors in determining the maximum term of a contract. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our funding staff verify the customer’s employment, income, residency, and credit information by contacting various parties noted on the customer’s application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open-ended questions about his application and the contract, which may uncover potential misrepresentations.

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

Characteristics of Contracts.  All the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2024 and 2023:

	Contracts Purchased During the Year Ended
	December 31, 2024	December 31, 2023

Average Original Amount Financed	$21,931	$20,845
Weighted Average Original Term	71 months	67 months
Average Down Payment Percent	10.7%	10.7%
Average Vehicle Purchase Price	$20,499	$19,651
Average Age of Vehicle	7 years	7 years
Average Age of Customer	42 years	42 years
Average Time in Current Job	5 years	5 years
Average Household Annual Income	$74,655	$72,930

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

Collection Procedures.  We believe that our ability to monitor performance and collect payments owed from sub-prime customers is primarily a function of our collection approach and support systems. We believe that if payment problems are identified early and our collection staff works closely with customers to address these problems, it is possible to correct many problems before they deteriorate further. To this end, we utilize pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of making payments according to their contract schedule; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of our collection activities, we maintain a computerized collection system specifically designed to service automobile contracts with sub-prime customers. We engage a nearshore third-party call center to supplement the efforts the collectors in our five branch locations. As of December 31, 2024, our nearshore partner had approximately 47 agents assigned to our portfolio.

We attempt to make telephonic contact with delinquent customers from one to 20 days after their monthly payment due date, depending on our risk-based assessment of the customer’s likelihood of payment during early stages of delinquency. If a customer has authorized us to do so, we may also send automated text message reminders at various stages of delinquency and our collectors may also choose to contact a customer via text message instead of, or in addition to, via telephone. Our customers can contact us via a toll-free number where they may choose to speak with a collector or to use our automated voice response system to access information about their account or to make a payment. They may respond to our collector’s text messages or chat with one of our collectors while logged into our website. Our contact priorities may be based on the customers’ physical location, stage of delinquency, size of balance or other parameters. Our collectors inquire of the customer the reason for the delinquency and when we can expect to receive the payment. The collector attempts to get the customer to make a payment or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to a collector’s queue for subsequent contacts.

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

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and incremental losses gradually increasing to a peak around 18 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 17 months, 19 months, and 17 months as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recessions and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession, and net credit loss experience of all such automobile contracts that we own as of the respective dates shown.

Delinquency, Repossession and Extension Experience

	December 31, 2024		December 31, 2023		December 31, 2022
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	201,441	$3,490,960	179,198	$2,970,066	170,658	$2,795,383
Period of delinquency (2)
31-60 days	14,643	243,068	13,337	210,200	13,434	201,764
61-90 days	7,244	114,633	6,717	104,144	5,481	80,146
91+ days	4,477	65,081	3,252	50,610	2,148	31,036
Total delinquencies (2)	26,364	422,782	23,306	364,954	21,063	312,946
Amount in repossession (3)	6,227	95,620	4,653	67,182	2,904	41,401
Total delinquencies and amount in repossession (2)	32,591	$518,402	27,959	$432,136	23,967	$354,347

Delinquencies as a percentage of gross servicing portfolio	13.1%	12.1%	13.0%	12.3%	12.3%	11.2%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	16.2%	14.8%	15.6%	14.5%	14.0%	12.7%

Extension Experience
Contracts with one extension, accruing	33,623	$601,049	33,920	$610,617	27,584	$464,323
Contracts with two or more extensions, accruing	47,227	701,158	42,462	563,308	38,714	417,682
	80,850	1,302,207	76,382	1,173,925	66,298	882,005

Contracts with one extension, non-accrual (4)	3,483	53,018	2,367	38,933	981	14,792
Contracts with two or more extensions, non-accrual (4)	4,052	60,660	2,081	27,497	1,485	15,395
	7,535	113,678	4,448	66,430	2,466	30,187

Total accounts with extensions	88,385	$1,415,885	80,830	$1,240,355	68,764	$912,192

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	We do not recognize interest income on accounts past due more than 90 days.

Net Credit Loss Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)

Average portfolio outstanding	$3,209,988	$2,913,571	$2,539,110
Net charge-offs as a percentage of average portfolio (2)	7.6%	6.5%	4.5%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected after the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

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

After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs. We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2024, for accounts that received extensions from 2013 through 2023:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2024	% Active or Paid Off at December 31, 2024	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2013	23,398	11,131	47.6%	11,282	48.2%	985	4.2%	23
2014	25,773	10,423	40.4%	14,485	56.2%	865	3.4%	25
2015	53,319	21,965	41.2%	30,051	56.4%	1,303	2.4%	26
2016	80,897	35,108	43.4%	42,954	53.1%	2,835	3.5%	26
2017	133,847	55,504	41.5%	68,124	50.9%	10,219	7.6%	23
2018	121,531	57,265	47.1%	53,268	43.8%	10,998	9.0%	20
2019	71,548	42,621	59.6%	22,507	31.5%	6,420	9.0%	19
2020	83,170	56,198	67.6%	23,305	28.0%	3,667	4.4%	21
2021	47,010	33,486	71.2%	12,288	26.1%	1,236	2.6%	19
2022	56,142	39,610	70.6%	14,578	26.0%	1,954	3.5%	15
2023	83,113	65,309	78.6%	14,545	17.5%	3,259	3.9%	11

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off as of December 31, 2024 to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted, and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, despite the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Average number of extensions granted per month	7,540	6,926	4,689

Average number of outstanding accounts	189,460	176,438	162,264

Average monthly extensions as % of average outstandings	4.0%	3.9%	2.9%

	December 31, 2024		December 31, 2023		December 31, 2022
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)

Contracts with one extension	37,106	$654,067	36,287	$649,551	28,565	$479,114
Contracts with two extensions	22,452	382,301	19,335	326,552	13,730	180,547
Contracts with three extensions	13,300	214,194	10,109	133,207	9,837	108,986
Contracts with four extensions	7,462	99,071	6,784	67,735	7,938	76,220
Contracts with five extensions	4,645	43,264	5,197	42,734	5,425	45,519
Contracts with six extensions	3,420	22,988	3,118	20,576	3,269	21,806
	88,385	$1,415,885	80,830	$1,240,355	68,764	$912,192

Gross servicing portfolio (Excludes Third Party Portfolio)	201,441	$3,490,960	179,198	$2,970,066	170,658	$2,795,383

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

Since 1994 we have conducted 103 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2024, 17 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Securitizations
$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114
2024	4	1,533,854

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. On June 30, 2021, we completed a $50.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in three CPS securitizations consecutively conducted from January 2018 through July 2018, and an 80% interest in a CPS affiliate that owns the residual interests in the eight CPS securitizations conducted from October 2018 through September 2020. As of December 31, 2024, the notes had a principal balance of $50.0 million.

On March 31, 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. In this residual interest financing transaction, qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. As of December 31, 2024, the notes had a principal balance of $50.0 million.

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $535 million, comprising two credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2024, extending the revolving period to July 2026, with an optional amortization period through July 2027. In addition, the capacity was increased from $200 million to $335 million in December 2024.

In November 2015, we entered into another $100 million facility. In June 2022, we increased the capacity of our credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. This facility was most recently renewed in March 2024, extending the revolving period to March 2026, followed by an amortization period to March 2028.

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

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2024, we were in compliance with all such covenants.

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

Workforce Allocation and Diversity We had 933 employees as of December 31, 2024. Our employee population was 67% female, and 71% self-identified as ethnically diverse (defined as all EEOC classifications other than white). Broken out by function, our human capital was allocated thus: 14 were senior management personnel; 552 were servicing personnel; 195 were automobile contract origination personnel; 122 were sales personnel; 50 were various administrative personnel including human resources, legal, accounting and systems.

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

Employee Engagement Our means of evaluating our human capital resources include, on an individual basis, annual performance reviews and annual meetings with senior management on or close to the employee’s anniversary date.  Most departments meet one-on-one with employees monthly to discuss performance, suggestions, and concerns. On an aggregate basis, we distribute new hire surveys and host department round table meetings. The feedback from the meetings and survey results are reviewed by senior management and used to assist in reviewing our human capital strategies, programs, and practices. Our COO holds town hall meetings to provide company-wide updates and conduct open Q&A for all employees. We foster collaboration through charity committees which plan events to raise funds and/or provide resources to various 501(c)(3) organizations in our communities. We also offer paid community service time. Metrics used in human capital management include average employee tenure and annual turnover rate. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

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

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior secured debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. During 2008, 2009 and much of 2010, our access to the capital markets was impaired with respect to both short-term and long-term funding. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2025. While our access to such funding has improved since then, our results of operations, financial condition and cash flows have been from time to time in the past and may in the future be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

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

We expect to earn quarterly profits during 2025; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Cautionary Note Regarding Forward-Looking Statements.” One reason for our expectation is that we have had positive net income in each of the thirteen fiscal years ended December 31, 2024, although not in every quarter within that period.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

We depend on various financing sources, including credit facilities, our securitization program and other secured and unsecured debt issuances, to finance our business operations. Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they are "warehoused" until they are financed on a long-term basis through the issuance and sale of asset-backed notes. Upon sale of the notes, funds advanced under one or more warehouse credit facilities are repaid from the proceeds. Our current short-term funding capacity is $535 million, comprising two credit facilities. Both warehouse credit facilities have a revolving period during which we may receive advances secured by contributed automobile contracts, followed by an amortization period during which no further advances may be made, but prior to which outstanding advances are due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity”.

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

We currently have and will continue to have a substantial amount of outstanding indebtedness. At December 31, 2024, we had approximately $3,131.0 million of debt outstanding. Such debt consisted primarily of $2,594.4 million of securitization trust debt, and also included $410.9 million of warehouse lines of credit, $99.2 million of residual interest financing debt and $26.5 million in subordinated renewable notes. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.

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

During 2008 and 2009 we observed adverse changes in the market for securitized pools of automobile contracts, which made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods. These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. We experienced improvements in the capital markets from 2010 through 2019, during which time we completed 36 securitizations. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2025. However, if the market conditions for asset-backed securitizations should reverse, we would expect a material adverse effect on our results of operations.

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

Our Results of Operations May be Affected by Changing Economic Conditions

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, inflation, decreased demand for automobiles and declining values of automobiles securing outstanding receivables, which weakens collateral values and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, the introductions of trade tariffs, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit, changes in vehicle ownership trends and other factors that impact consumer confidence or disposable income could increase loss frequency and decrease demand for automobiles as well as weaken collateral values on certain types of automobiles. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our revenue. No assurance can be given that the underwriting criteria and collection methods we employ will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operation and our ability to enter into future financing transactions.

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

The credit spread between the interest rates payable on our securitization trust debt and the rates payable on risk-free investments has varied. The Federal Reserve increased interest rates multiple times in 2022 and 2023. As a result, we experienced increased interest expense in 2023. In 2024, the Federal Reserve lowered short term interest rates. The pace and direction of additional interest rate changes remain uncertain. If interest rates on risk-free debt increase, or if our spread above risk-free rates increase, or both, we would expect an increase in interest expense. If interest rates in general should rise, our expenses would likewise rise, which could have a material adverse effect on our financial position, liquidity, results of operation and our ability to enter into future financing transactions.

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2024 and 2023, no single dealer accounted for as much as 2% of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

For our receivables originated prior to January 2018, we maintain an allowance for credit losses on automobile contracts held on our balance sheet, which reflects our estimates of probable credit losses that can be reasonably estimated. If the allowance is inadequate, then we would recognize the losses in excess of the allowance as an expense and our results of operations could be adversely affected.

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

If We Experience Problems with Our Originations, Accounting or Collection Systems, Our Results of Operations May Be Impaired.

We are dependent on our receivables originations, accounting and collection systems to service our portfolio of automobile contracts. We also rely on third-party service providers to facilitate certain aspects of our business. Our systems and the systems of our third-party service providers are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, cyberattacks, computer viruses and other events. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism by internal employees and contractors as well as third parties. Our third-party service providers face similar threats. Despite any precautions we may take, such problems could result in interruptions in our services, litigation, and regulatory exposure, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. Such systems problems could materially and adversely affect our results of operations, financial conditions and cash flows.

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

It is possible that we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches, especially because the techniques used change frequently, or are not recognized until launched, because of the rising use of artificial intelligence, and because cyberattacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations.

Such persons may also attempt to fraudulently induce employees or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers.

These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our use of web or cloud-based products and applications.

A successful penetration of the security of our systems could cause serious negative consequences, including disruption of our operations, misappropriation of confidential information, or damage to our computers or systems, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, customer dissatisfaction, significant litigation and regulatory exposure and harm to our reputation, any or all of which could have a material adverse effect on us.

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

Our Results of Operations May Be Impaired as a Result of Natural Disasters.

Our automobile contracts are geographically concentrated in the states of California, Florida, and Texas. Such states may be particularly susceptible to natural disasters: earthquake in the case of California, and hurricanes and flooding in Florida and Texas. Natural disasters, in those states or others, could cause a material number of our vehicle purchasers to lose their jobs, or could damage or destroy vehicles that secure our automobile contracts. In either case, such events could result in our receiving reduced collections on our automobile contracts, and could thus result in reductions in our revenues or the cash flows available to us.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2024, our directors and executive officers collectively owned 13.0 million shares of our common stock, or approximately 61% of total shares outstanding.

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

We use the results of the above-described tools and strategies to assess the sufficiency of the safeguards in place to manage material risks from cybersecurity threats, to enhance such safeguards, or implement new safeguards, as necessary. We have several safeguards in place to manage material risks from cybersecurity threats. We have security awareness training for our employees, including ongoing simulated phishing email campaigns. We utilize firewalls, anti-virus software, encryption on stored data and communication channels, secure web portals for remote access to our systems, password security, and two-factor authentication. We continuously update our software and security patches. We restrict inbound email attachments, certain websites, and cloud-based drives. We monitor and restrict information transfers to and from unauthorized IP addresses. We also have physical security safeguards for our locations and data centers. We back up our systems and data regularly. In addition, we have a disaster recovery program designed to help us respond to and recover from an interruption of critical IT services.

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

Item 2.  Properties

Our principal executive offices are located in Las Vegas, Nevada, where we currently lease approximately 45,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.6 million through 2029.

Our operating headquarters are located in Irvine, California, where we currently lease approximately 69,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $2.5 million through 2029.

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

Following our filing of a complaint for a deficiency judgment in the Superior Court at Waterbury, Connecticut, the defendant filed a cross-claim on October 16, 2019 alleging that our deficiency notices were not compliant with Connecticut law, and seeking relief on behalf of a class of Connecticut obligors whose vehicles we had repossessed. The complaint seeks primarily damages, injunctive relief, waiver of contract deficiencies, and attorney fees and interest. The defendant’s contract provided for resolution of disputes exclusively by arbitration, and exclusively on an individual basis, not a class basis. Nevertheless, in August 2021, the court denied our motion to compel arbitration, without opinion. In April 2024 a motion for certification of a class was filed. Prior to the motion being ruled upon, summary judgment was granted in our favor, disposing of the claims against CPS. An appeal of the summary judgment ruling was filed on October 25, 2024 and a cross appeal of the denial of the motion to compel arbitration was filed on October 31, 2024.

Wage and Hour Claim. On September 24, 2018, a former employee filed a lawsuit against us in the Superior Court of Orange County, California, alleging that we incorrectly classified our sales representatives as outside salespersons exempt from overtime wages, mandatory break periods and certain other employee protective provisions of California and federal law. The complaint sought injunctive relief, an award of unpaid wages, liquidated damages, and attorney fees and interest. The plaintiff purported to act on behalf of a class of similarly situated employees and ex-employees. We believe that our compensation practices with respect to our sales representatives are compliant with applicable law. In August 2023, the parties settled by agreement the claims of the plaintiff and a California settlement class for $1.1 million. The settlement was approved by the court on October 9, 2024. Under the settlement, the Company paid, after September 30, 2024, $1.1 million to the settlement administrator.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2024, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2024 does not exceed $3.2 million.

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

Information about Our Executive Officers

Set forth below are the names, ages, offices held, tenure, and certain biographical information of each of our executive officers as of the filing of this report:

Charles E. Bradley, Jr., 65, has been our Chief Executive Officer since January 1992, a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Prior to that he was our President from March 1991 to December 2022. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Michael T. Lavin, 52, has been President since December 2022, Chief Operating Officer since February 2019, and our Chief Legal Officer since March 2014.  Prior to that, he was our Executive Vice President since March 2014, Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001.  Mr. Lavin was previously engaged as an associate at a large law firm and a spin off start up law firm.

Danny Bharwani, 57, has been Chief Financial Officer since September 2022 and Executive Vice President – Finance since December 2022. Previously, he was our Senior Vice President – Finance from April 2016 to December 2022 and Vice President – Finance from June 2002 to April 2016. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

Christopher Terry, 57, has been Executive Vice President of Risk Management, Systems, and IT since December 2022. Prior to that he was our Senior Vice President of Risk Management, Systems, and IT from October 2018 to December 2022, and Senior Vice President of Risk Management from May 2017 to October 2018. Prior to that, he was our Senior Vice President of Servicing from May 2005 to August 2013. He was Senior Vice President of Asset Recovery from August 2013 to May 2017 and from January 2003 to May 2005. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 62, has been Executive Vice President of Sales and Originations since December 2022. Prior to that she was Senior Vice President of Sales and Originations from June 2020 to December 2022 and Senior Vice President of Originations from April 2007 to June 2020. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Michele Baumeister, 58, has been Senior Vice President of Originations since June 2023. Prior to that she was the Vice President of Originations from March 2017 to June 2023. She started with the Company in March 1997 as a Loan Processor and held a series of more senior positions within the Originations Department. Ms. Baumeister was previously a personal banker with Western Financial.

April Crisp, 38, has been the Senior Vice President of Compliance and Regulatory Affairs since June 2023. Prior to that, she was the Vice President of Legal from August 2016 to June 2023, and the Assistant Vice President of Legal from November 2013 to August 2016. Ms. Crisp is a California barred attorney.

Charles Gonel, 44, has been Senior Vice President of Servicing since June 2023. Prior to that he was the Vice President of Collections from March 2015 to June 2023. He joined the Company in March 2008 as a Collections Analyst and transferred into the Risk Management Department in 2010 where he held a sequence of increasingly more responsible positions. Prior to joining CPS, he was a Quality Assurance Analyst with AT&T Wireless.

John P. Harton, 60, has been Senior Vice President – Business Development since June 2020. Prior to that he was Senior Vice President – Program Development from March 2019 to June 2020, Senior Vice President – Marketing from March 2014 to March 2019 , and Vice President – Marketing from April 2010 to March 2014. He joined the Company in April 1996 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Originations in June 2007. Mr. Harton was previously a branch manager with American General Finance from 1990 to March 1996.

Catrina Ralston, 49, has been Senior Vice President of Human Resources since December 2022. Prior to that, she was Vice President - Human Resources since March 2016. She joined the Company in 1997 as an Operations Clerk and transferred into the Human Resources Department in 2001 where she held a series of successively more responsible positions. Prior to joining CPS, Ms. Ralston worked as a customer service representative for the City of Virginia Beach Parks & Recreation Department.

Lisette Reynoso, 37, has been Senior Vice President and General Counsel since June 2023. Prior to that she was the Vice President of Legal from January 2020 to June 2023, the Assistant Vice President of Legal/Corporate Counsel from December 2018 to January 2020, and Corporate Counsel from December 2015 to December 2018. Ms. Reynoso is a California barred attorney.

Susan Ryan, 53, has been Senior Vice President of Servicing since June 2023. Prior to that she was the Vice President of Collections from March 2015 to June 2023. She started with the Company in 2003 as a Deficiency Supervisor where she took on more responsibility over time. Prior to joining CPS, she was a Deficiency Supervisor with The Finance Company.

Steve Schween, 62, has been Senior Vice President of Systems since December 2022. Previously, he was Vice President of Systems from February 2014. He joined in the Company in 2000 as a Systems Analyst and took on more responsibility over time. Mr. Schween was previously a Systems Analyst with Jeunique International.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." As of January 1, 2025, there were 28 holders of record of the Company’s Common Stock.

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

Issuer Purchases of Equity Securities in the Fourth Quarter

	Total Number of	Average	Total Number of Shares Purchased as Part of Publicly	Approximate Dollar Value of Shares that May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs(2)	Programs

October 2024	–	$–	–	$6,259,660
November 2024	–	–	–	6,259,660
December 2024	–	–	–	6,259,660

Total	–	$–	–

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2024, our board of directors had authorized the purchase of up to $123.2 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6.   [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we also have (i) originated vehicle purchase money loans by lending directly to consumers, (ii) acquired installment purchase contracts in four merger and acquisition transactions, and (iii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders. In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through December 31, 2024, we have purchased a total of approximately $23.0 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2024 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
2024	1,681,941	3,665,725

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

Since 1994 we have conducted 103 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2024, 17 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Securitizations
$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2018	4	883,452
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114
2024	4	1,533,854

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $535 million, comprising two credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2024, extending the revolving period to July 2026, with an optional amortization period through July 2027. In addition, the capacity was increased to $335 million in December 2024.

In November 2015, we entered into another $100 million facility. In June 2022, we doubled the capacity for this facility from $100 million to $200 million. This facility was most recently renewed in March 2024, extending the revolving period to March 2026, followed by an amortization period to March 2028.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the re-evaluation were to yield a value materially different from the recorded value, an adjustment, which we also refer to as a mark, would be required. Results for the years ended December 31, 2024 and 2023 include marks of $21.0 and $12.0 million, respectively, to the carrying value of the portion of the receivables portfolio accounted for at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses.

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

We have recorded a liability as of December 31, 2024, which represents our best estimate of probable incurred losses for legal contingencies at that date. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above, as of December 31, 2024 does not exceed $3.2 million.

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

In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) forecasted future net earnings from operations. Based upon those considerations, we have concluded that it is more likely than not that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. Our estimates of taxable income are forward-looking statements, and there can be no assurance that our estimates of such taxable income will be correct. Factors discussed under "Risk Factors," and under the heading “Cautionary Note Regarding Forward-Looking Statements." may affect whether such projections prove to be correct.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 103 term securitizations of approximately $20.6 billion in contracts. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year. However, we completed only three securitizations in 2020. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently, we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2025.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2024 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2024 with the year ended December 31, 2023

Revenues.  During the year ended December 31, 2024, our revenues were $393.5 million, an increase of $41.5 million, or 11.8%, from the prior year revenues of $352.0 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the years ended December 31, 2024 and 2023 include fair value marks of $21.0 and $12.0 million, respectively, to the carrying value of the portion of the receivables portfolio accounted for at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. The fair value mark in the current period also includes an increase in our estimates of cash receipts from interest and fees compared to our estimates at the time of acquisition. For the year ended December 31, 2024, our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $21.0 million.

Interest income for the year ended December 31, 2024 increased $34.7 million, or 10.6%, to $364.0 million from $329.2 million in the prior year. The primary reason for the increase in interest income is the 10.2% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio stayed the same at 11.3% in the prior year period to 11.3% in the current year period. The table below shows the average balance and interest yield of our loan portfolio for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan portfolio	$3,209,988	$363,962	11.3%	$2,913,571	$329,219	11.3%

Other income was $8.5 million for the year ended December 31, 2024 compared to $10.8 million for the year ended December 31, 2023. This 20.8% decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $7.3 million for the year ended December 31, 2024 and $9.3 million in the prior year period.

Expenses.  Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, sales and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the interest rate applicable to such receivables). Interest expense is affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts and, more significantly, on the interest rates on these facilities. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding stock options, and are one of our most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and automobile contracts processed and serviced, which can be measured by our managed portfolio outstanding.

Other operating expenses consist largely of facilities expenses, telephone and other communication services, credit services, computer services, sales and advertising expenses, and depreciation and amortization.

Total operating expenses were $366.1 million for the year ended December 31, 2024, compared to $290.9 million for the prior year, an increase of $75.2 million, or 25.8%. The increase is primarily due to increases in interest expense, employee costs and the amount of reductions to provision for credit losses expenses.

Employee costs increased by $8.0 million or 9.1%, to $96.2 million during the year ended December 31, 2024, representing 26.3% of total operating expenses. Employee costs were $88.1 million in the prior year, or 30.3% of total operating expenses. The increase in employee costs can be attributed to the increase in our outstanding managed portfolio.

The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$1,681.9	$1,357.8
Contracts purchased (units)	77,009	65,137
Managed portfolio outstanding (dollars)	$3,491.0	$2,970.1
Managed portfolio outstanding (units)	201,441	179,198

Number of Originations staff	195	185
Number of Sales staff	122	105
Number of Servicing staff	552	529
Number of other staff	64	71
Total number of employees	933	890

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $54.7 million, an increase of $4.7 million, or 9.4%, compared to the previous year and represented 14.9% of total operating expenses.

Interest expense for the year ended December 31, 2024 increased by $44.6 million to $191.3 million, or 30.4%, compared to $146.6 million in the previous year. Interest expense represented 52.3% of total operating expenses in 2023.

Interest on securitization trust debt increased by $39.6 million, or 32.6%, for the year ended December 31, 2024 compared to the prior year. The average balance of securitization trust debt increased 11.3% to $2,596.6 million for the year ended December 31, 2024 compared to $2,333.5 million for the year ended December 31, 2023. The annualized average rate on our securitization trust debt was 6.2% for the year ended December 31, 2024 compared to 5.2% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2021	1.11%
April 2021	1.65%
July 2021	1.55%
October 2021	2.09%
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%

Interest expense on warehouse lines of credit was $19.3 million for the year ended December 31, 2024 compared to $19.2 million in the prior year. The increase was due to higher rates of our credit lines during 2024 compared to 2023. The average yield of our warehouse debt was 10.8% during 2024 compared to 10.6% million in 2023.

In June 2021, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. In March 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. Interest expense on residual interest financing was $8.7 million for the year ended December 31, 2024 compared to $4.2 million in the prior year.

Interest expense on our subordinated renewable notes was $2.2 million in 2024 compared to $1.8 million in the prior year. The average balance of the notes increased from $20.9 million in the prior year to $22.9 million for the year ended December 31, 2024. The average interest rate on our subordinated notes was 9.8% during 2024 compared to 8.7% million in 2023.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	$3,209,988	$363,962	11.3%	$2,913,571	$329,219	11.3%

Interest Bearing Liabilities
Warehouse lines of credit	$178,518	19,292	10.8%	$181,742	19,192	10.6%
Residual interest financing	91,803	8,702	9.5%	50,000	4,199	8.4%
Securitization trust debt	2,596,554	161,014	6.2%	2,333,472	121,408	5.2%
Subordinated renewable notes	22,886	2,249	9.8%	20,936	1,832	8.7%
	$2,889,761	191,257	6.6%	$2,586,150	146,631	5.7%

Net interest income/spread		$172,705			$182,588
Net interest margin (3)			5.4%			6.3%
Ratio of average interest earning assets to average interest bearing liabilities	111%			113%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Net interest income divided by average interest earning assets.

	Year Ended December 31, 2024
	Compared to December 31, 2023
	Total Change	Change Due to Volume	Change Due to Rate
Interest Earning Assets	(In thousands)
Loan portfolio	$34,743	$33,494	$1,249

Interest Bearing Liabilities
Warehouse lines of credit	100	(340)	440
Residual interest financing	4,503	3,511	992
Securitization trust debt	39,606	13,688	25,918
Subordinated renewable notes	417	170	247
	44,626	17,029	27,597

Net interest income/spread	$(9,883)	$16,465	$(26,348)

For our receivables originated prior to January 2018, we maintain an allowance for credit losses on automobile contracts held on our balance sheet, which reflects our estimates of probable credit losses that can be reasonably estimated. For the year ended December 31, 2024, we recorded a reduction to provision for credit losses on finance receivables in the amount of $5.3 million. In the prior year period, we recorded similar reductions to provision for credit losses in the amount of $22.3 million. The adjustments recorded to reduce provisions for credit losses in both periods were primarily due to better than expected credit performance for these receivables. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio. The legacy portfolio balance decreased from $27.6 million on December 31, 2023 to $5.4 million on December 31, 2024. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense increased by $1.5 million to $22.8 million during the year ended December 31, 2024 and represented 6.2% of total operating expenses. We purchased $1,681.9 million of new contracts during the year ended December 31, 2024 compared to $1,357.8 million in the prior year period.

Occupancy expenses were $5.6 million in 2024 which is down from $6.4 million in 2023.

Depreciation and amortization expenses increased to $862,000 compared to $847,000 in the prior year.

For the year ended December 31, 2024, we recorded income tax expense of $8.2 million, representing a 30% effective tax rate. In the prior period, our income tax expense was $15.6 million, also representing a 26% effective tax rate.

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

Net cash provided by operating activities for the years ended December 31, 2024, 2023 and 2022 was $233.8 million, $238.0 million and $215.9 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash used in investing activities for the year ended December 31, 2024, 2023 and 2022 was $769.7 million, $359.5 million and $713.9 million, respectively. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables were $1,653.0 million (includes acquisition fees paid), $1,251.0 million and $1,673.2 million in 2024, 2023 and 2022, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables.

Net cash provided by financing activities were $547.9 million and $84.2 million in 2024 and 2023, respectively. Net cash used in financing activities for the year ended December 31, 2022 was $484.2 million. Cash used or provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. We issued $1,453.9 million in new securitization trust debt in 2024 compared to $1,235.5 million in 2023 and $1,411.0 million in 2022. Repayments of securitization debt were $1,124.1 million, $1,078.4 million and $1,060.1 million in 2024, 2023 and 2022, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2024, we had unrestricted cash of $11.7 million and $124.1 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of December 31, 2024, we had approximately $23.0 million of such eligible collateral. During 2024, we completed four securitizations aggregating $1,453.9 million of notes sold. In January 2025, we completed another securitization with $442.4 million of notes sold. Cash proceeds from this securitization were used to pay down the outstanding balance on our two warehouse credit facilities thus increasing the amounts available for borrowing under these facilities. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of December 31, 2024, we were in compliance with all such financial covenants.

We currently have and will continue to have a substantial amount of outstanding indebtedness. At December 31, 2024, we had approximately $3,130.9 million of debt outstanding. Such debt consisted primarily of $2,594.4 million of securitization trust debt, and also included $410.9 million of warehouse lines of credit, $99.2 million of residual interest financing debt and $26.5 million in subordinated renewable notes.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2024 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$26,489	$8,445	$5,284	$6,911	$5,849
Operating and Finance Leases	$22,544	$4,857	$4,804	$4,792	$8,091

(1)	Securitization trust debt, in the aggregate amount of $2,594.4 million as of December 31, 2024, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $987.8 million in 2025, $696.4 million in 2026, $470.5 million in 2027, $275.1 million in 2028, $126.6 million in 2029, and $38.0 million in 2030.
(2)	Long-term debt represents subordinated renewable notes.

We anticipate repaying debt due in 2025 with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. On July 15, 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. In July 2024, we renewed our two-year revolving credit agreement to extend the revolving period to July 2026 and to include an amortization period through July 2027 for any receivables pledged to the facility at the end of the revolving period. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the CP Cost of Funds Rate plus 2.85% per annum, with a minimum rate of 3.60% per annum and during the amortization period at a per annum rate equal to the CP Cost of Funds Rate plus 3.85% per annum, with a minimum rate of 4.60% per annum. On November 1, 2024, we closed a revolving credit agreement with Oaktree Capital Management, which was subordinate to the credit agreement with Citibank, N.A., and with a $25 million credit capacity. The addition of the subordinate Class B lender for this facility increased the effective advances up to 95.00% of eligible finance receivables. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Adjusted Term SOFR plus 6.40% per annum, with a minimum rate of 7.15% per annum and during the amortization period at a per annum rate equal to the Adjusted Term SOFR plus 7.40% per annum, with a minimum rate of 8.15% per annum. In December 2024, we increased the capacity from $225 million to $335 million. At December 31, 2024 there was $269.6 million outstanding under this facility.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 85.25% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.50% per annum, with a minimum rate of 7.50% per annum. On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. In June 2022, we increased the capacity of our credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. This facility was most recently renewed in March 2024, extending the revolving period to March 2026 followed by an amortization period through March 2028 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2024 there was $145.6 million outstanding under this facility.

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

Capitalization

Over the period from January 1, 2022 through December 31, 2024 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$49,875	$49,623	$53,682
Issuances	50,000	–	–
Payments	–	–	(4,311)
Capitalization of deferred financing costs	(970)	–	–
Amortization of deferred financing costs	271	252	252
Ending balance	$99,176	$49,875	$49,623

SECURITIZATION TRUST DEBT:
Beginning balance	$2,265,446	$2,108,744	$1,759,972
Issuances	1,492,017	1,235,534	1,411,018
Payments	(1,162,184)	(1,078,432)	(1,060,052)
Capitalization of deferred financing costs	(9,316)	(7,888)	(8,681)
Amortization of deferred financing costs	8,421	7,488	6,487
Ending balance	$2,594,384	$2,265,446	$2,108,744

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$17,188	$25,263	$26,459
Issuances	12,589	586	4,004
Payments	(3,288)	(8,661)	(5,200)
Ending balance	$26,489	$17,188	$25,263

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

On June 30, 2021, we completed a $50 million securitization of residual interests from other previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2024 there was $50.0 million outstanding under this facility.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At December 31, 2024 there was $50.0 million outstanding under this facility.

The agreed valuation of the collateral for the 2021-1 and 2024-1 Notes is the sum of the amounts on deposit in the underlying spread accounts for each related securitization and the over-collateralization of each related securitization, which is the difference between the outstanding principal balances of the related receivables less the principal balance of the outstanding notes issued in the related securitization. On each monthly payment date, the 2021-1 and 2024-1 Notes are entitled to interest at the coupon rate and, if necessary, a principal payment necessary to maintain a specified minimum collateral ratio.

Securitization Trust Debt.   Since 2011, we treated all 53 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. We had $2,594.4 million of securitization trust debt outstanding at December 31, 2024.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2024 there were $26.5 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2024, we were in compliance with all such covenants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2024 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2024, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below.

Charles E. Bradley, Jr., 65, has been the Company’s Chief Executive Officer since January 1992, a director since the Company’s formation in March 1991, and was elected Chairman of the Board in July 2001. Prior to that he was President of the Company from March 1991 to December 2022. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley was an associate of The Harding Group, a private investment banking firm. Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

Stephen H. Deckoff, 59, has been a director of the Company since August 2022. Mr. Deckoff has been the Managing Principal of Black Diamond, Capital Management, L.L.C., (“Black Diamond”), a privately held alternative asset management firm, since its founding in 1995. In that capacity, he is responsible for all portfolio management and business operations. Prior to 1995, Mr. Deckoff was a Senior Vice President of Kidder, Peabody & Co. Inc. (“Kidder”) and head of its Structured Finance Group. Prior to joining Kidder, Mr. Deckoff was a Managing Director in the Structured Finance Group at Bear Stearns & Co., Inc. (“Bear Stearns”). Before joining Bear Stearns, Mr. Deckoff worked in the Structured Finance Department of Chemical Securities, Inc. and the Fixed Income Research Department at Drexel Burnham Lambert. In June 2023, Mr. Deckoff joined the Board of KVH Industries, Inc., a publicly traded company providing connectivity solutions to primarily maritime customers globally. Mr. Deckoff brings to the Board his extensive financial experience and expertise.

Louis M. Grasso, 78, has been a director of the Company since October 2019. Mr. Grasso was the founder and majority owner of PFC Corporation (“PFC”) until his retirement in November 2011, upon sale of PFC’s portfolio of assets to Capstone Realty Advisors. Over a period of 35 years, PFC Corporation originated over $1.8 billion of mortgage loans, and issued $1.8 billion of mortgage-backed securities. He brings to the Board knowledge and experience bearing in particular on the Company’s strategies for meeting its capital requirements, and broad organizational and management skills.

William W. Grounds, 69, has been a director of the Company since December 2021. From 2008 to 2021, he was the President and COO of Infinity World Development Corp., which is a subsidiary of a sovereign wealth fund in the United Arab Emirates. The principal business of Infinity World Development Corp. was a $5 billion investment in the CityCenter mixed use integrated resort property located in Las Vegas, Nevada. Mr. Grounds served on the board of MGM Resorts International, a hospitality and entertainment company, from 2013 to 2021 and of Remark Holdings Inc., a technology company, from 2013 to 2019. Mr. Grounds joined the Board of PointsBet Holdings Limited, an Australian sports wagering operator and iGaming provider, in December 2022. In June 2023, Mr. Grounds was appointed to the Board of the GCGRA, the national gaming regulator of the UAE. During his career he has held senior executive positions in major real estate private equity investment, development and construction entities. Mr. Grounds brings to the Board experience as a director of publicly-traded companies, and skills in investment and general management.

Brian J. Rayhill, 62, has been a director of the Company since August 2006. Mr. Rayhill has been a practicing attorney in New York State since 1988 and the managing attorney of the Law Office of Brian Rayhill since 2017. As an experienced advocate, counselor and litigator, Mr. Rayhill brings legal knowledge and perspective to the Company’s Board.

William B. Roberts, 87, has been a director of the Company since its formation in March 1991. From 1981 until his retirement at the end of 2020, he was the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts. Having spent decades in the business of finance, Mr. Roberts brings to the Company’s Board his perspective and judgment regarding means of financing its business.

James E. Walker III, 62, has been a director of the Company since August 2022. Mr. Walker is President and Senior Managing Director of Black Diamond Capital Management, where he oversees general management, drives strategic growth, and identifies new investment opportunities. A co-founder of Black Diamond in 1996, Mr. Walker rejoined the firm as President in September 2023, bringing extensive leadership and investment experience. Prior to his return to Black Diamond, Mr. Walker served as Managing Partner of Vinson Ventures, LLC, a boutique investment firm. From 2008 until 2017, Mr. Walker was a Managing Partner at Fir Tree Partners, where he co-founded the firm’s distressed real estate funds and chaired the Risk Committee. Following his tenure at Fir Tree, he was a Strategic Partner at Jadian Capital, an alternative investment firm from 2017 to 2021. Throughout his career, Mr. Walker has held numerous board positions. Since November 2017, he has been a board member of Starwood Real Estate Trust, a private real estate investment firm. In June 2023, he joined the board of Emeco, an Australian mining equipment rental company. He previously served on the Board of Clarus Corporation, a global company catering to outdoor and consumer enthusiast markets. Mr. Walker began his career in investment banking at Kidder Peabody and Bear Stearns. Mr. Walker brings to the Board his extensive investment management experience.

Gregory S. Washer, 63, has been a director of the Company since June 2007. He was the President and owner of Clean Fun Promotional Marketing (“Clean Fun”), a promotional marketing company, from its founding in 1986 through its sale in September 2014. He continued to act as a consultant to Clean Fun through August 2017, and is now retired. Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 66, has been a director of the Company since July 2001. Mr. Wood was President of Carclo Technical Plastics (“Carclo”), a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007. Previously, from 1988 to September 2000, he was the Chief Operating Officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo. As President of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements. He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

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

Audit and Other Committees

The Board of Directors (the “Board”) has established an Audit Committee, a Compensation Committee, and a Nominating Committee. Each of these three committees operates under a written charter, adopted by the Board of Directors. The charters are available on the Company’s website, https://ir.consumerportfolio.com/corporate-governance. The Board of Directors has concluded that each member of these three committees (and every director other than Mr. Bradley, the Company’s chief executive officer), is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them have a material relationship with the Company that would impair their independence from management or otherwise compromise the ability to act as an independent director.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing standards.

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Wood (chairman), Mr. Grounds, and Mr. Roberts.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this report. Based on such review and discussions and relying thereon, the Compensation Committee has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

THE COMPENSATION COMMITTEE

Daniel S. Wood (chairman)              William W. Grounds              William B. Roberts

Compensation Discussion and Analysis

2024 Say-on-Pay Advisory Vote Outcome

The Compensation Committee annually considers the results of the most recent advisory vote by shareholders to approve executive officer compensation. In the 2024 advisory vote, a majority of the voted shares (92%) approved of the compensation of our named executive officers. The Compensation Committee interprets that vote as a reason to retain the existing design, purposes and structure of our executive compensation programs. The Compensation Committee will continue to consider the results from future shareholder advisory votes regarding executive officer compensation in its future administration of executive compensation.

Compensation Objectives

The Company’s objectives with respect to compensation are several. The significant objectives are to cause compensation (i) to be sufficient in total amount to provide reasonable assurance of retaining key executives, (ii) to include a significant contingent component, so as to provide strong incentives to meet designated Company objectives, and (iii) to include a significant component tied to the price of the common stock, so as to align management’s incentives with shareholder interests. The Compensation Committee ("Committee") of the Company’s Board of Directors is charged with administering the Company’s compensation plans to meet those objectives. To the extent that elements of compensation would not advance such objectives, or would do so less effectively than would other elements, the Committee seeks to avoid paying compensation in those forms.

Role of the Compensation Committee and the Chief Executive Officer

Our Board has authorized the Compensation Committee, which is composed solely of independent directors, to make all decisions regarding executive compensation, including administration of our compensation plans. In that regard, the Compensation Committee:

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

The table below provides comparative information regarding the components of our year 2024 executive compensation program. We are applying the same elements in our executive compensation program for the year 2025.

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

The Company’s general approach in setting the annual compensation of its named executive officers is to set those officers’ base compensation by reference to their base rates for the preceding year. During the year ended December 2024, the Company’s chief executive officer, Charles E. Bradley, Jr., received $995,000 in base salary. In setting that rate in 2024, the Committee considered the base salary rate that the Company had paid in the prior year ($995,000), the desirability of providing an annual increase, the desirability of ensuring retention of the services of the Company’s incumbent chief executive officer, the Company’s financial performance, and the levels of chief executive officer compensation prevailing among other financial services companies. The Committee considered whether to adjust officers’ base compensation for 2024, and determined to increase the base rate for the President and Chief Financial Officer by 4%.

The Annual Incentive Bonus (Executive Management Bonus Plan) Element

To encourage executive officers and key management personnel to exercise their best efforts and management skills toward causing the Company to meet its overall objective, and toward achieving designated specific individual objectives, the Company has implemented an Executive Management Bonus Plan, with annual payouts. Under the Company’s bonus plan as applied to the year ended December 2024, the Company’s president is eligible to receive a cash bonus of up to 170% of his base salary and the executive vice presidents are eligible to receive a cash bonus of up to 140% of their base salaries. The chief executive officer is eligible to receive a cash bonus of up to 600% of his base salary. The Committee is expected to evaluate each named executive officer’s performance and determine the amount of the Executive Management Bonus Plan award earned by the end of June 2025.

The Long-Term Incentive Compensation Element

The Committee may also award incentive and non-qualified stock options under the Company’s stock option plans. Such awards are designed to assist in the retention of key executives and management personnel and to create an incentive to create shareholder value over a sustained period of time. The Company believes that stock options are a valuable tool in compensating and retaining employees. Because the exercise price of all options granted is equal to or above the fair market value of the Company’s common stock on the date of grant, the option holders may realize value only if the stock price appreciates from the price on the date the options were granted. This design is intended to focus executives on the enhancement of shareholder value over the long term.

During the year ended December 31, 2024, the Committee did not grant stock options to the Company’s executive officers.

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

Specific Objectives and Evaluation

In 2024, the Committee designated specific objectives with respect to the chief executive officer to be accomplished within the year 2024, and fixed weights to be associated with each such objective. The chief executive officer proposed to the Committee specific annual objectives with respect to each other executive officer of the Company, which the Committee approved. The Committee anticipates determining the amount of the Executive Management Bonus Plan award earned by each named executive officer by the end of June 2025.

Grants of Options

The Committee did not award stock options to the Company’s officers in 2024.

The Committee does not have a policy or practice on when to grant option awards. The Committee does not have a policy or practice of taking into account material nonpublic information when determining the timing and terms of option awards, however if a public announcement of material information is anticipated, the grant date of such options may be deferred at the discretion of the Committee, until after the release of such information. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

As part of our comprehensive compliance policy, we remind all Company executive officers of the mandatory legal prohibition on selling short company shares and the implications of the SEC’s short-swing profit rule. We also prohibit Company executive officers from entering into transactions that would have the effect of causing those individuals to benefit from a decline in the price of the Company stock, such as the purchase of “put” options. We prohibit such “hedging” transactions but we do not find it appropriate to prohibit our executive officers from pledging their shares of Company stock as security for a loan. We believe that the beneficial incentives of owning Company stock remain substantially the same with or without such a pledge.

Summary of Compensation

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2024 by the Company’s chief executive officer, its chief financial officer, and the other three most highly compensated individuals (such five individuals, the “named executive officers”) who were serving in such position or as executive officers at any time in 2024. It lists their names, their principal positions in which they served in those years, and each component of compensation paid with respect to those years.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Non-Equity Incentive Plan Compensation (2)	Option Awards (3)	All Other Compen- sation (4)	Total
Charles E. Bradley, Jr.	2024	$995,000	$–	$–	$40,611	$1,035,611
Chief Executive Officer	2023	995,000	3,005,000	–	342	4,000,342
	2022	995,000	3,980,000	5,885,850	351	10,861,201

Michael T. Lavin	2024	470,000	–	–	47,158	517,158
President	2023	452,000	582,063	–	342	1,034,405
& Chief Operating Officer	2022	411,000	575,000	448,200	351	1,434,551

Danny Bharwani	2024	386,000	–	–	44,871	430,871
Executive Vice President	2023	371,000	385,655	–	342	756,997
& Chief Financial Officer	2022	331,000	324,000	298,800	351	954,151

Teri L. Robinson	2024	386,000	–	–	2,342	388,342
Executive Vice President	2023	386,000	413,406	–	342	799,748
- Sales & Originations	2022	368,000	401,000	298,800	351	1,068,151

Christopher Terry	2024	374,000	–	–	9,534	383,534
Executive Vice President
- Risk, Systems & IT

(1)	Mr. Terry qualified as a named executive officer pursuant to Item 402 of Regulation S-K beginning for the year 2024.
(2)	The amount of the Non-Equity Incentive Plan Compensation award for 2024 is expected to be determined by the end of June 2025. Such amount, when finally determined, will be disclosed in a filing under Item 5.02(f) of Form 8-K.
(3)	Represents the dollar value accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 and SFAS 123R. Value was estimated using a Black-Scholes model for 2022. For the options granted on January 24, 2022, (comprising 750,000 options granted to Mr. Bradley), the weighted average fair value per option was $5.8558, based on assumptions of 4.11 years expected life, expected volatility of 75.26%, and a risk-free rate of 1.43%. For the options granted on June 24, 2022, (comprising all of the other options granted to named executive officers in 2022), the weighted average fair value per option was $4.98, based on assumptions of 4.11 years expected life, expected volatility of 75.15%, and a risk-free rate of 3.13%.
(4)	For 2024, includes premiums paid by the Company for group life insurance and employer matching contributions under the Company’s defined contribution plan. Additionally, the amounts include a (i) cash-out of accrued vacation time of $38,269, $26,423 and $22,269 to Messrs. Bradley, Lavin, and Bharwani and (ii) a car allowance of $16,077 and $20,260 for Messrs. Lavin and Bharwani and (iii) gym membership fees of $2,316 for Mr. Lavin.

Grants of Plan-Based Awards in Last Fiscal Year

In the year ended December 31, 2024, we did not grant any options, stock awards, or stock appreciation rights to any of our named executive officers.

Our named executive officers are eligible for awards under our Executive Management Bonus Plan, which are expected to be determined by the end of June 2025. The table below provides information regarding the awards for which the named executive officers are eligible for the year 2024.

Grants of Plan-Based Awards

	Estimated future payouts under non-equity incentive plan awards
Name	Threshold	Target	Maximum
Mr. Bradley	$–	$5,970,000	$5,970,000
Mr. Lavin	–	799,000	799,000
Mr. Bharwani	–	540,400	540,400
Ms. Robinson	–	540,400	540,400
Mr. Terry	–	523,600	523,600

The “target” and “maximum” figures appearing in the table above represent the maximum cash payout under the individual executives’ Executive Management Bonus Plan awards as of the date the incentive was fixed. The chief executive officer, Mr. Bradley, is eligible to receive a cash bonus of up to 600% of his base salary. The Company’s president, Mr. Lavin, is eligible to receive a cash bonus of up to 170% of his base salary. The other named executive officers, as executive vice presidents, are eligible to receive a cash bonus of up to 140% of their base salaries. The actual payout to each individual named in the table above has not been determined as of the date of this report.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2024 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option.  Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date
Charles E. Bradley, Jr.	300,000	–		$3.48	5/9/2025
	300,000	–		$3.53	8/8/2026
	240,000	–		$2.47	6/1/2027
	225,000	75,000	(1)	$4.95	8/3/2028
	375,000	375,000	(2)	$10.32	1/24/2029
	150,000	150,000	(3)	$10.25	6/24/2029

Michael T. Lavin	90,000	–		$3.48	5/9/2025
	90,000	–		$3.53	8/8/2026
	150,000	–		$2.47	6/1/2027
	67,500	22,500	(1)	$4.95	8/3/2028
	45,000	45,000	(3)	$10.25	6/24/2029

Danny Bharwani	60,000	–		$3.48	5/9/2025
	60,000	–		$3.53	8/8/2026
	60,000	–		$2.47	6/1/2027
	45,000	15,000	(1)	$4.95	8/3/2028
	30,000	30,000	(3)	$10.25	6/24/2029

Teri L. Robinson	60,000	–		$3.48	5/9/2025
	60,000	–		$3.53	8/8/2026
	80,000	–		$2.47	6/1/2027
	45,000	15,000	(1)	$4.95	8/3/2028
	30,000	30,000	(3)	$10.25	6/24/2029

Christopher Terry	60,000	–		$3.48	5/9/2025
	60,000	–		$3.53	8/8/2026
	60,000	–		$2.47	6/1/2027
	45,000	15,000	(1)	$4.95	8/3/2028
	30,000	30,000	(3)	$10.25	6/24/2029

(1)	Becomes exercisable on August 3, 2025.
(2)	Becomes exercisable as to increments of one-half of the unexercisable portion on January 24, 2025 and 2026.
(3)	Becomes exercisable as to increments of one-half of the unexercisable portion on June 24, 2025 and 2026.

Option Exercises in Last Fiscal Year

All of the five named executive officers exercised stock options during 2024. The table below shows the realized value and the number of options exercised for those individuals. None of our officers hold stock awards; accordingly, no stock awards vested during 2024.

Option Exercises and Stock Vested

	Value realized on exercise (1)	Number of shares acquired on exercise
Mr. Bradley	$1,275,000	300,000
Mr. Lavin	382,500	90,000
Mr. Bharwani	255,000	60,000
Ms. Robinson	255,000	60,000
Mr. Terry	233,400	60,000

(1)	The value realized is the difference between the fair market value of the Company’s common stock on the date of exercise (the closing price reported by Nasdaq) and the exercise price of the option.

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

As of December 31, 2024, each of the named executive officers would realize a benefit if unvested stock options were to become immediately exercisable upon a change in control, based on the value of the shares underlying such options at the closing market price on December 31, 2024, which was $10.86 per share. The respective amounts of such possible benefit are set forth in the following table:

Potential Value Upon Acceleration
Mr. Bradley	$737,250
Mr. Lavin	160,425
Mr. Bharwani	106,950
Ms. Robinson	106,950
Mr. Terry	106,950

Management Structure

The Board is responsible for overseeing the management of the Company. Its oversight is aimed at seeing to it that the Company’s business is managed to meet our goals, and that the interests of the shareholders are served.

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

The principal risk management function performed by the Audit Committee is the ongoing assessment of the credit estimates and allowances periodically recorded in the Company’s books. The Audit Committee reviews that assessment regularly. Other risk assessments performed by the Audit Committee include assessments of contingent liabilities, and of other reserves and allowances.

The principal risk management functions performed by the Compensation Committee are its setting and evaluation of objectives for the chief executive officer, in connection with its administration of the Executive Management Bonus Plan. The Compensation Committee recognizes that the Company’s business of extending subprime credit inherently includes a conflict between growing the business and managing the risk of credit losses: one means to increase the Company’s business is to offer credit on terms that are priced too low for the risk assumed. The Compensation Committee manages that risk by insisting that objectives to grow the business are qualified by a mandate that credit quality be maintained at appropriate levels. To some extent, such risk management is shared with the Audit Committee, which performs the primary oversight of whether credit risk assumed is reflected with adequate allowances in the Company’s financial statements.

Chief Executive Officer Pay Ratio

The Dodd-Frank Reform and Consumer Protection Act includes a mandate that public companies disclose the ratio of the compensation of their chief executive officer to their median employee (“CEO Pay Ratio”). The CEO Pay Ratio for 2024 is not calculable at this time because Mr. Bradley’s 2024 Non-Equity Incentive Plan Compensation award has not yet been determined. The 2024 Non-Equity Incentive Plan Compensation award is expected to be determined by the end of June 2025. Such amount, when finally determined, and the CEO Pay Ratio for 2024, will be disclosed in a filing under Item 5.02(f) of Form 8-K.

Director Compensation

Throughout 2024, we paid our non-employee directors a retainer of $6,000 per month, with an additional fee of $700 per month for service on a board committee ($1,200 for a committee chairman). Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the Board of Directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings. The following table summarizes compensation received by our directors for the year 2024:

Name of Director	Fees Earned or Paid in Cash (1)	Total
Charles E. Bradley, Jr. (2)	$–	$–
Stephen H. Deckoff	74,000	74,000
Louis M. Grasso	84,400	84,400
William W. Grounds	91,300	91,300
Brian J. Rayhill	106,700	106,700
William B. Roberts	81,900	81,900
James E. Walker III	74,500	74,500
Gregory S. Washer	98,800	98,800
Daniel S. Wood	107,200	107,200

(1)	This column reports cash compensation earned in 2024 for Board and committee service.
(2)	Mr. Bradley’s compensation as chief executive officer of the Company is described elsewhere in this report. He received no additional compensation for service on the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our common stock (our only class of voting securities) owned beneficially as of March 10, 2025 (the latest practicable date) by (i) each person known to us to own beneficially more than 5% of the outstanding common stock, (ii) each director and each named executive officer, and (iii) all of our directors and executive officers, as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. Percent of class is calculated by reference to 21,443,198 shares outstanding on March 10, 2025. Except as otherwise noted, each person named in the table has a mailing address at 3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada 89169.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	5,697,181		24.5%
Stephen H. Deckoff	5,127,165	(2)	23.9%
Louis M. Grasso	100,300		*
William W. Grounds	34,600		*
Brian J. Rayhill	368,236		1.7%
William B. Roberts	760,078		3.5%
James E. Walker III	0		*
Gregory S. Washer	521,803		2.4%
Daniel S. Wood	351,910		1.6%
Danny Bharwani	608,384		2.8%
Michael T. Lavin	847,834		3.9%
Teri L. Robinson	731,302		3.4%
Christopher Terry	458,985		2.1%
All directors and executive officers combined (21 persons)	17,081,795	(3)	65.6%
Black Diamond Capital Management, L.L.C. 2187 Atlantic Street, 9th Floor, Stamford, CT 06902	5,127,165	(2)	23.9%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas, 78746	1,623,488	(4)	7.6%

*Less than 1%

(1)	Includes certain shares that may be acquired within 60 days after March 10, 2025 from the Company upon exercise of options, as follows: Mr. Bradley, 1,777,500 shares; Mr. Grasso, 90,000 shares; Mr. Grounds, 30,000 shares; Mr. Rayhill, 165,000 shares; Mr. Roberts, 60,000 shares; Mr. Washer, 150,000 shares; Mr. Wood, 165,000 shares; Mr. Bharwani, 255,000 shares; Mr. Lavin, 442,500 shares; Ms. Robinson, 275,000 shares; and Mr. Terry, 255,000 shares. Of Mr. Bradley’s shares, 1,685,878 are pledged to secure loan(s) to him. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company’s Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund. Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.
(2)	These shares are held directly by certain Black Diamond investment vehicles ("Black Diamond vehicles"). Black Diamond Capital Management, L.L.C. ("Black Diamond") exercises investment discretion on behalf of investment advisory affiliates that serve as investment advisers to the Black Diamond vehicles. Mr. Deckoff is the Managing Principal of Black Diamond. Mr. Deckoff disclaims beneficial ownership over the shares, except to the extent of his pecuniary interest therein.
(3)	Includes a total of 4,587,440 shares that are not outstanding as of the date of this report, but which may be acquired within 60 days after March 10, 2025 upon exercise of options, and includes an estimate of 401(k) Plan shares. 1,751 shares are pledged as security by an executive officer.
(4)	Based on a report on Schedule 13G/A filed by the named person on February 9, 2024.

Equity Compensation Plan Information

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2024.

Plan Category	Outstanding Options	Weighted average exercise price of Outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by shareholders	6,097,440	$5.39	2,983,830
Plans not approved by shareholders	None	N/A	N/A
Total	6,097,440	$5.39	2,983,830

Item 13. Certain Relationships and Related Transactions, and Director Independence

Subordinated Notes. The Company has offered and sold its subordinated notes in a continuous public offering. Executive officer Teri L. Robinson has purchased such notes directly from the Company in the offering, in each case on the same terms then offered to the public generally. The largest aggregate amount of principal outstanding on Ms. Robinson’s notes in 2024 was $459,351. The amount of principal outstanding on Ms. Robinson’s notes as of March 10, 2025 was $212,801. In 2024, the Company paid $496,663 of principal on Ms. Robinson’s notes, which includes principal paid more than once due to the renewal of matured notes during the year. In 2024, the Company paid $23,125 of interest at rates fixed at the time of purchase of each note. The interest rate on Ms. Robinson’s notes ranges from 4.9% to 8.9%.

Executive officer Steve Schween purchased such subordinated notes from the Company before he became an executive officer. The largest aggregate amount of principal outstanding on Mr. Schween’s note in 2024 was $665,460. The amount of principal outstanding as of March 10, 2025 was $665,460. In 2024, the Company paid $148,013 in interest at a rate fixed at the time of purchase of the note. The interest rate on the note is 12.25%.

Employment. Ms. Noel Jackson, the Company’s Vice President of Servicing, is the sister of Mr. Bradley, the Company’s chief executive officer and chairman of the board. For fiscal year 2024, Ms. Jackson received annual compensation of a base salary of $181,000 and is also eligible for an award under the Executive Management Bonus Plan described above. Ms. Jackson’s employment with the Company was authorized by the Board of Directors and her base salary and Executive Management Bonus Plan award is reviewed and approved by the Compensation Committee on an annual basis.

Other Transactions.. On June 14, 2024, and as part of the Company’s stock repurchase program, the Company purchased directly from the Company’s chief executive officer, Charles E. Bradley, Jr., 50,000 shares of CPS common stock at the previous day’s market closing price of $8.98. The dollar amount involved in the transaction and Mr. Bradley’s interest in the transaction was $449,000. On September 10, 2024, the Company purchased an additional 70,000 shares of CPS common stock at the market closing price of $9.85 per share from Mr. Bradley, and Mr. Bradley’s interest in the transaction was $689,500.

Policy on Related Party Transactions and Director Independence. It is the Company’s policy that transactions with related parties having a control or fiduciary relationship with the Company who personally benefit from such transactions may take place only if approved by the Audit Committee or by the members of the Company’s Board of Directors who are disinterested with respect to the transaction, and independent in accordance with the standards for director independence prescribed by Nasdaq. Such policy is maintained in writing in the charter of the Audit Committee. The Audit Committee has given general approval to executive officer purchases of subordinated notes that are on terms and rates then available to the public, including the purchases by Ms. Robinson. The transactions with Mr. Schween were not subject to approval because they were entered into before Mr. Schween was an executive officer. The repurchases by the Company from Mr. Bradley were made pursuant to the Company’s stock repurchase program but were not preapproved. The Audit Committee subsequently ratified the Company’s transactions with Mr. Bradley.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2024 and 2023. Crowe LLP has served as the Company’s independent registered public accounting firm since February 2009, and has reported on the Company’s financial statements for the years ended December 31, 2008 through 2024.

Audit and Non-Audit Fees	2023	2024
Audit Fees (1)	$960,000	$1,000,000
Audit-Related Fees (2)	240,850	169,300
Tax Fees (3)	296,000	304,000
All Other Fees	–	–
TOTAL	$1,496,850	$1,473,300

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(2)	Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements.
(3)	The 2023 and 2024 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee is also empowered to delegate such authority to one or more of its members. The Audit Committee has delegated to its chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2024 and December 31, 2023, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.2 to Form 8-K filed December 3, 2021)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-1, no. 333-168976)
4.2	Form of RUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.3	Supplement No. 1 dated December 7, 2010 to Indenture re RUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement No. 2 dated January 22, 2014 to Indenture re RUS Notes (Exhibit 4.4 to Form S-1, no. 333-190766)
4.5	Supplement No. 3 dated June 14, 2023 to Indenture re RUS Notes (Exhibit 4.5 to Form S-3, no. 333-272653)
10.2	1997 Long-Term Incentive Stock Plan (“1997 Plan”) (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on April 27, 2015)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant’s Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant’s Schedule TO filed November 12, 2009)**
10.14.3	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(3) to registrant’s Schedule TO filed November 12, 2009)**
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
19	Insider Trading Policy (filed herewith)
21	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Rule 13a-14(a) certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) certification by Chief Financial Officer (filed herewith)
32	Section 1350 certification (filed herewith)
97	Policy Relating to Recovery of Erroneously Awarded Compensation (Exhibit 97 to Form 10-K filed March 15, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)

March 12, 2025	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2025	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director and Chief Executive Officer (Principal Executive Officer)

March 12, 2025	/s/ STEPHEN H. DECKOFF
Stephen H. Deckoff, Director

March 12, 2025	/s/ LOUIS M. GRASSO
Lou Grasso, Director

March 12, 2025	/s/ WILLIAM W. GROUNDS
William W. Grounds, Director

March 12, 2025	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director

March 12, 2025	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director

March 12, 2025	/s/ JAMES E. WALKER
James E. Walker, Director

March 12, 2025	/s/ GREGORY S. WASHER
Gregory S. Washer, Director

March 12, 2025	/s/ DANIEL S. WOOD
Daniel S. Wood, Director

March 12, 2025	/s/ DENESH BHARWANI
Denesh Bharwani, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three- year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Loans at Fair Value

As described in Notes 1 and 12 to the consolidated financial statements, the Company carries all finance receivables acquired after 2017 at fair value on a recurring basis. The Company had $3.3 billion in finance receivables that are carried at fair value, all of which are classified as level 3 fair values as they contain one or more inputs which are unobservable and significant to the fair value measurement. With assistance from an outside valuation expert, the Company used a level 3 fair value methodology for the fair value of finance receivables. The significant assumptions used by the Company to calculate the fair value of these financial receivables include the magnitude and timing of net charge-offs and the rate of amortization of the portfolio of finance receivables. These significant assumptions were based on the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances.

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

Dallas, Texas

March 12, 2025

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$11,713	$6,174
Restricted cash and equivalents	125,684	119,257
Finance receivables measured at fair value	3,313,767	2,722,662

Finance receivables	5,420	27,553
Less: Allowance for finance credit losses	(433)	(2,869)
Finance receivables, net	4,987	24,684

Furniture and equipment, net	943	1,372
Deferred tax assets, net	1,010	3,736
Other assets	35,764	25,861
	$3,493,868	$2,903,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$70,151	$62,544
Warehouse lines of credit	410,898	234,025
Residual interest financing	99,176	49,875
Securitization trust debt	2,594,384	2,265,446
Subordinated renewable notes	26,489	17,188
	3,201,098	2,629,078
COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,432,698 and 21,174,856 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	25,720	28,678
Retained earnings	267,060	247,857
Accumulated other comprehensive loss	(10)	(1,867)
	292,770	274,668

	$3,493,868	$2,903,746

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Interest income	$363,962	$329,219	$305,237
Mark to finance receivables measured at fair value	21,000	12,000	15,283
Other income	8,544	10,795	9,189
	393,506	352,014	329,709

Expenses:
Employee costs	96,192	88,148	84,282
General and administrative	54,710	50,001	37,618
Interest	191,257	146,631	87,524
Provision for credit losses	(5,307)	(22,300)	(28,100)
Sales	22,752	21,216	23,039
Occupancy	5,609	6,374	7,535
Depreciation and amortization	862	847	1,618
	366,075	290,917	213,516
Income before income tax expense (benefit)	27,431	61,097	116,193
Income tax expense (benefit)	8,228	15,754	30,210
Net income	$19,203	$45,343	$85,983

Earnings per share:
Basic	$0.90	$2.17	$4.10
Diluted	0.79	1.80	3.23

Number of shares used in computing earnings per share:
Basic	21,292	20,896	20,958
Diluted	24,325	25,218	26,589

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$19,203	$45,343	$85,983
Other comprehensive income (loss); change in funded status of pension plan, net of $681, $422 and $513 in tax for 2024, 2023 and 2022, respectively	1,857	1,164	(1,409)
Comprehensive income	$21,060	$46,507	$84,574

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2022	21,144	$55,298	$116,531	$(1,622)	$170,207

Common stock issued upon exercise of options and warrants	3,127	15,277	–	–	15,277
Repurchase of common stock	(4,140)	(46,096)	–	–	(46,096)
Other comprehensive income (loss)	–	–	–	(1,409)	(1,409)
Stock-based compensation	–	4,427	–	–	4,427
Net income	–	–	85,983	–	85,983
Balance at December 31, 2022	20,131	$28,906	$202,514	$(3,031)	$228,389

Common stock issued upon exercise of options and warrants	3,020	16,581	–	–	16,581
Repurchase of common stock	(1,976)	(20,273)	–	–	(20,273)
Other comprehensive income (loss)	–	–	–	1,164	1,164
Stock-based compensation	–	3,464	–	–	3,464
Net income	–	–	45,343	–	45,343
Balance at December 31, 2023	21,175	$28,678	$247,857	$(1,867)	$274,668

Common stock issued upon exercise of options and warrants	1,728	6,913	–	–	6,913
Repurchase of common stock	(1,470)	(12,828)	–	–	(12,828)
Other comprehensive income (loss)	–	–	–	1,857	1,857
Stock-based compensation	–	2,957	–	–	2,957
Net income	–	–	19,203	–	19,203
Balance at December 31, 2024	21,433	$25,720	$267,060	$(10)	$292,770

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$19,203	$45,343	$85,983
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	224,304	193,541	135,147
Depreciation and amortization	862	847	1,618
Amortization of deferred financing costs	10,574	9,690	8,207
Mark to fair value of finance receivables measured at fair value	(21,000)	(12,000)	(15,283)
Provision for credit losses	(5,307)	(22,300)	(28,100)
Stock-based compensation expense	2,957	3,464	4,427
Changes in assets and liabilities:
Other assets	(10,028)	4,667	4,171
Deferred tax assets, net	2,726	6,441	9,398
Accounts payable and accrued expenses	9,464	8,287	10,364
Net cash provided by operating activities	233,755	237,980	215,932

Cash flows from investing activities:
Payments received on finance receivables held for investment	25,004	68,167	133,733
Purchases of finance receivables measured at fair value	(1,653,037)	(1,251,020)	(1,673,166)
Payments on receivables portfolio at fair value	858,628	823,434	825,783
Change in repossessions held in inventory	125	446	1,899
Purchase of furniture and equipment	(433)	(559)	(2,149)

Net cash (used in) investing activities	(769,713)	(359,532)	(713,900)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	1,453,921	1,235,534	1,411,018
Proceeds from issuance of subordinated renewable notes	11,037	–	4,004
Payments on subordinated renewable notes	(1,736)	(8,075)	(5,200)
Net advances (repayments) of warehouse lines of credit	180,574	(53,253)	181,868
Net advances (repayments) of residual interest financing debt	50,000	–	(4,311)
Repayment of securitization trust debt	(1,124,088)	(1,078,432)	(1,060,052)
Payment of financing costs	(15,869)	(7,888)	(12,299)
Purchase of common stock	(12,828)	(20,273)	(46,096)
Exercise of options and warrants	6,913	16,581	15,277
Net cash provided by financing activities	547,924	84,194	484,209

Increase (decrease) in cash and cash equivalents	11,966	(37,358)	(13,759)

Cash and cash equivalents at beginning of year	125,431	162,789	176,548
Cash and cash equivalents at end of year	$137,397	$125,431	$162,789

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$177,949	$135,203	$76,696
Income taxes	11,799	3,552	16,182

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. (“CPS”) was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the “Company”) specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers (“Dealers”) located throughout the United States. Customers located in Texas, Ohio, California, Illinois, Florida, and Georgia represented 7.8%, 7.3%, 6.0%, 5.7%, 5.4%, and 4.5%. respectively, of contracts purchased during 2024 compared with 7.1%, 6.2%, 6.0%, 6.9%, 5.4%, and 4.0% respectively in 2023. No other state had a concentration in excess of 4.5% in 2024. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks’ insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2024, our unrestricted cash balance was $11.7 million, which exceeded the minimum amounts required by our financial covenants.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. For the twelve-month period ended December 31, 2024 include a $21.0 million positive mark to the carrying value of the portion of the receivables portfolio accounted for at fair value. The Company recorded a $12.0 positive mark to for the twelve-month period ended December 31, 2023.

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

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Third-party portfolio	$7,324	$9,350	$6,814
Direct mail revenues	–	–	774
Sales tax refunds	1,093	1,078	737
Other	127	367	864
Other income for the period	$8,544	$10,795	$9,189

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Earnings per share were calculated using the weighted average number of shares outstanding for the related period. The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$19,203	$45,343	$85,983
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	21,292	20,896	20,958
Incremental common shares attributable to exercise of outstanding options and warrants	3,033	4,322	3,218
Denominator for diluted earnings per share	24,325	25,218	26,589
Basic earnings per share	$0.90	$2.17	$4.10
Diluted earnings per share	$0.79	$1.80	$3.23

Incremental shares of 1.7 million, 1.7 million and 1.2 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2024, 2023 and 2022, respectively, because the effect is anti-dilutive.

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

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of December 31, 2024, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have recorded a liability as of December 31, 2024, which represents our estimate of the immaterial aggregate probable incurred losses for legal contingencies. The amount of losses that may ultimately be incurred, over and above such losses as are probable, cannot be estimated with certainty.

Accounting Pronouncements Recently Adopted

In November of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU became effective for the Company beginning with this Annual Report on Form 10-K for the year ended December 31, 2024, and we have adopted using the retrospective transition method. The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 13 for additional information on the adoption of ASU 2023-07.

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $125.7 million and $119.3 million as of December 31, 2024 and 2023, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $62.3 million and $59.0 million as of December 31, 2024 and 2023, respectively.

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

The following table presents the components of finance receivables, net of unearned interest:

	December 31,
	2024	2023
Finance receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$5,420	$27,553
Unearned acquisition fees, discounts and deferred origination costs, net	–	–
Finance receivables	$5,420	$27,553

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments. The following table summarizes the delinquency status of finance receivables as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Delinquency Status	(In thousands)
Current	$2,994	$17,771
31-60 days	1,184	5,626
61-90 days	971	3,087
91 + days	271	1,069
	$5,420	$27,553

Finance receivables totaling $271,000 and $1.1 million at December 31, 2024 and 2023, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Annual Vintage Pool	(In thousands)
2015 and prior	$294	$2,158
2016	1,336	7,673
2017	3,790	17,722
	$5,420	$27,553

For our receivables originated prior to January 2018, we maintain an allowance for credit losses on automobile contracts held on our balance sheet, which reflects our estimates of probable credit losses that can be reasonably estimated. The Company recorded a reduction to provision for credit losses on finance receivables in the amount of $5.3 million, $22.3 million, and $28.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from better than expected credit performance for these receivables.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of period	$2,869	$21,753	$56,206
Provision for credit losses on finance receivables	(5,307)	(22,300)	(28,100)
Charge-offs	(1,846)	(8,064)	(18,319)
Recoveries	4,717	11,480	11,966
Balance at end of period	$433	$2,869	$21,753

The following table presents the gross charge-offs by year of origination of our finance receivables for the year ended December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022
Annual Vintage Pool	(In thousands)
2014 and prior	$353	$325	$963
2015	285	1,031	3,047
2016	703	3,266	6,586
2017	976	4,294	8,271
Applied against repos in inventory (net)	(471)	(852)	(548)
	$1,846	$8,064	$18,319

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2024	2023
	(In thousands)
Furniture and fixtures	$2,083	$1,936
Computer and telephone equipment	6,942	6,823
Leasehold improvements	1,638	1,570
	10,663	10,329
Less: accumulated depreciation and amortization	(9,720)	(8,957)
	$943	$1,372

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense totaled $862,000, $847,000, and $1,618,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2024 (2)	Principal	2024	2023	2024
	(Dollars in thousands)
CPS 2019-B	June 2026	$–	$228,275	$–	$15,742	–
CPS 2019-C	September 2026	–	243,513	–	19,725	–
CPS 2019-D	December 2026	–	274,313	–	27,445	–
CPS 2020-A	March 2027	–	260,000	–	26,382	–
CPS 2020-B	June 2027	–	202,343	–	24,197	–
CPS 2020-C	November 2027	27,353	252,200	22,453	43,487	4.79%
CPS 2021-A	March 2028	31,368	230,545	22,396	39,039	2.30%
CPS 2021-B	June 2028	41,023	240,000	31,903	55,684	3.30%
CPS 2021-C	September 2028	63,518	291,000	49,739	85,563	2.43%
CPS 2021-D	December 2028	86,594	349,202	72,090	126,059	3.25%
CPS 2022-A	April 2029	98,550	316,800	77,872	137,479	3.40%
CPS 2022-B	October 2029	156,093	395,600	132,002	213,779	5.64%
CPS 2022-C	April 2030	185,160	391,600	141,176	230,273	6.55%
CPS 2022-D	June 2030	157,127	307,018	135,857	205,583	8.84%
CPS 2023-A	August 2030	188,215	324,768	146,020	231,906	6.79%
CPS 2023-B	November 2030	207,630	332,885	172,154	268,172	6.97%
CPS 2023-C	February 2031	199,594	291,732	175,219	257,568	6.89%
CPS 2023-D	May 2031	214,416	286,149	191,621	271,939	7.57%
CPS 2024-A	August 2031	228,617	280,924	206,348	–	6.20%
CPS 2024-B	November 2031	283,802	319,871	262,768	–	6.36%
CPS 2024-C	March 2032	408,423	436,310	379,254	–	6.21%
CPS 2024-D	June 2032	415,560	416,816	390,983	–	5.18%
		$2,993,044	$6,671,864	$2,609,855	$2,280,022

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $987.8 million in 2025, $696.4 million in 2026, $470.5 million in 2027, $275.1 million in 2028, $126.6 million in 2029, and $38.0 million in 2030.
(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $15.5 million and $14.6 million as of December 31, 2024 and December 31, 2023, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2024.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2024, restricted cash under the various agreements totaled approximately $125.7 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Debt

The terms of our debt outstanding at December 31, 2024 and 2023 are summarized below:

				Amount Outstanding at
				December 31,	December 31,
				2024	2023
		Subordinate Lender		(In thousands)
Description	Interest Rate	Interest Rate	Maturity
Warehouse line of credit	2.85% over CP yield rate (Minimum 3.60%) 7.52% and 8.58% at December 31, 2024 and December 31 2023, respectively	6.40% over SOFR yield rate (Minimum 7.15%) 11.09% at December 31, 2024	July 2026	$269,602	$165,628

Warehouse line of credit	4.50% over a commercial paper rate (Minimum 7.50%) 8.90% and 9.63% at December 31 2024, and December 31 2023, respectively		March 2026	145,597	68,997

Residual interest financing	7.86%		June 2026	50,000	50,000

Residual interest financing	11.50%		March 2029	50,000	–

Subordinated renewable notes	Weighted average rate of 9.24% and 8.45% at December 31, 2024 and December 31, 2023, respectively		Weighted average maturity of December 2026 and February 2026 at December 31, 2024 and December 31, 2023, respectively	26,489	17,188

				$541,688	$301,813

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $4.3 million and $599,000 as of December 31, 2024 and December 31, 2023, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit and residual interest financing on our Consolidated Balance Sheets.

On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. On July 15, 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 95.00% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the CP Cost of Funds Rate plus 2.85% per annum, with a minimum rate of 3.60% per annum and during the amortization period at a per annum rate equal to the CP Cost of Funds Rate plus 3.85% per annum, with a minimum rate of 4.60% per annum. In July 2024, this facility was amended to extend the revolving period to July 2026 and to include an amortization period through July 2027 for any receivables pledged to the facility at the end of the revolving period. In November 2024, we closed a revolving credit agreement with Oaktree Capital Management, which was subordinate to our credit agreement with Citibank, N.A., and with a $25 million credit capacity. The facility provides effective advances up to 10.00% of eligible finance receivables. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Adjusted Term SOFR plus 6.40% per annum, with a minimum rate of 7.15% per annum and during the amortization period at a per annum rate equal to the Adjusted Term SOFR plus 7.40% per annum, with a minimum rate of 8.15% per annum. In December 2024, we increased the capacity to $335 million. At December 31, 2024 there was $269.6 million outstanding under this facility.

On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 85.25% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.50% per annum, with a minimum rate of 7.50% per annum. In June 2022, we increased the capacity of our credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. This facility was most recently renewed in March 2024, extending the revolving period to March 2026 followed by an amortization period through March 2028 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2024 there was $145.6 million outstanding under this facility.

The total outstanding debt on our two warehouse lines of credit was $415.2 million as of December 31, 2024, compared to $234.6 million outstanding as of December 31, 2023.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2024 there was $50.0 million outstanding under this facility.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At December 31, 2024 there was $50.0 million outstanding under this facility.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreed valuation of the collateral for the 2021-1 and 2024-1 Notes are the sum of the amounts on deposit in the underlying spread accounts for each related securitization and the over-collateralization of each related securitization, which is the difference between the outstanding principal balances of the related receivables less the principal balance of the outstanding notes issued in the related securitization. On each monthly payment date, the 2021-1 and 2024-1 Notes are entitled to interest at the coupon rate and, if necessary, a principal payment necessary to maintain a specified minimum collateral ratio.

Unamortized debt issuance costs of $824,000 and $125,000 as of December 31, 2024 and December 31, 2023, respectively, have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Consolidated Balance Sheets.

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

The following table summarizes the contractual and expected maturity amounts of our outstanding subordinated renewable notes as of December 31, 2024:

Subordinated
Contractual maturity	renewable
date	notes
(In thousands)
2025	$8,444
2026	5,284
2027	6,911
2028	4,648
2029	88
Thereafter	1,114
Total	$26,489

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchases

For the year ending December 31, 2024, we purchased 1,469,658 shares of our common stock at an average price of $8.73. In April 2024 our board of directors authorized the repurchase of an additional $10 million of our common stock. There is approximately $6.3 million of board authorization remaining under such plans, which have no expiration date. The table below describes the purchase of our common stock for the twelve-month period ended December 31, 2024 and 2023:

	Twelve Months Ended
	December 31, 2024		December 31, 2023
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	473,202	$8.67	670,968	$10.20
Shares redeemed upon net exercise of stock options	876,456	8.66	1,305,388	10.29
Other	120,000	9.49	–	–
Total stock purchases	1,469,658	$8.73	1,976,356	$10.26

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

There were no stock options granted during the years ended December 31, 2024 and 2023. The per share weighted-average fair value of stock options granted during the year ended December 31 2022 was $5.42. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 75% to 80% for 2022. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

Year Ended December 31,
2022
Expected life (years)	4.00
Risk-free interest rate	2.38%
Volatility	76%
Expected dividend yield	–

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024, 2023 and 2022, we recorded stock-based compensation costs in the amount of $3.0 million, $3.5 million and $4.4 million, respectively. As of December 31, 2024, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $3.0 million. This amount will be recognized as expense over a weighted-average period of 1.1 years.

At December 31, 2024 and 2023, options outstanding had intrinsic values of $33.3 million and $36.1 million, respectively. At December 31, 2024 and 2023, options exercisable had intrinsic values of $31.2 million and $31.2 million, respectively. The total intrinsic value of options exercised was $8.2 million and $14.5 million for the years ended December 31, 2024 and 2023, respectively. New shares were issued for all options exercised during the year ended December 2024 for a total price of $6.9 million. At December 31, 2024, there were a total of 2,984,000 additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2024 for stock options under the 2006 and 1997 plans is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	8,125	$5.11	3.14 years
Granted	–	–	N/A
Exercised	(1,728)	4.00	N/A
Forfeited/Expired	(300)	5.80	N/A
Options outstanding at the end of period	6,097	$5.39	2.68 years

Options exercisable at the end of period	5,087	$4.73	2.40 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended December 31, 2024 and 2023:

	Number of shares as of		Number of shares as of
	December 31, 2024		December 31, 2023
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,197	1,197	1,410	1,082
$3.00 - $3.99	2,026	2,026	2,473	2,473
$4.00 - $4.99	1,262	972	2,539	1,929
$10.00 - $10.99	1,612	892	1,703	578
Total shares	6,097	5,087	8,125	6,062

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2024, 2023 and 2022.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Interest on finance receivables	$6,948	$15,567	$35,091
Interest on finance receivables at fair value	350,729	307,543	268,621
Other interest income	6,285	6,109	1,525
Interest income	$363,962	$329,219	$305,237

The following table presents the components of interest expense:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Securitization trust debt	$161,014	$121,409	$70,627
Warehouse lines of credit	19,292	19,192	10,310
Residual interest financing	8,702	4,199	4,243
Subordinated renewable notes	2,249	1,831	2,344
Interest expense	$191,257	$146,631	$87,524

(9) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current federal tax expense	$4,376	$7,122	$16,946
Current state tax expense	1,807	2,613	3,352
Deferred federal tax expense	1,382	4,307	5,573
Deferred state tax expense	663	1,712	4,339

Income tax expense	$8,228	$15,754	$30,210

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2024, 2023 and 2022 differs from the amount determined by applying the statutory federal rate to income before income taxes as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Expense at federal tax rate	$5,760	$12,830	$24,401
State taxes, net of federal income tax effect	1,863	3,716	6,462
Stock-based compensation	(958)	(1,184)	(2,611)
Non-deductible expenses	1,612	1,629	1,056
Net operating loss carryback	–	–	–
Effect of change in tax rate	–	–	–
Accounting method change	–	–	–
Other	(49)	(1,237)	902
	$8,228	$15,754	$30,210

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred Tax Assets:
Finance receivables	$77	$895
Accrued liabilities	703	1,423
NOL carryforwards	256	400
Built in losses	753	1,383
Stock compensation	755	1,131
Lease liability	5,846	883
Other	185	–
Total deferred tax assets	$8,575	$6,115

Deferred Tax Liabilities:
Pension accrual	$(2,015)	$(1,217)
Lease right-of-use assets	(5,301)	(803)
Furniture and equipment and other	(249)	(359)
Total deferred tax liabilities	(7,565)	(2,379)
Net deferred tax asset	$1,010	$3,736

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $1.0 million as of December 31, 2024 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $1.0 million consists of approximately $479,000 of net U.S. federal deferred tax assets and $530,000 of net state deferred tax assets.

As of December 31, 2024, we had net operating loss carryforwards for state income tax purposes of $4.1 million. These state net operating losses begin to expire in 2025.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2024, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2020.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	December 31,	December 31,
	2024	2023
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$51,093	$29,575
Less: Accumulated amortization right-of-use assets	(31,644)	(26,651)
Operating lease right-of-use assets, net	$19,449	$2,924

Operating lease liabilities	$(21,471)	$(3,220)

Finance Leases
Property and equipment, at cost	$3,794	$3,474
Less: Accumulated depreciation	(3,488)	(3,385)
Property and equipment, net	$306	$89

Finance lease liabilities	$(315)	$(93)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2025	$5,233	$128
2026	5,084	118
2027	5,242	61
2028	5,408	30
2029	3,761	10
Thereafter	985	–
Total undiscounted lease payments	25,713	347
Less amounts representing interest	(4,242)	(32)
Lease Liability	$21,471	$315

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the leases expense included in Occupancy, General and administrative on our Condensed Consolidated Statement of Operations:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Operating lease cost	$3,582	$5,547	$6,650
Finance lease cost	115	158	987
Total lease cost	$3,697	$5,705	$7,637

The following table presents the supplemental cash flow information related to leases:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,308	$5,547	$7,056
Operating cash flows from finance leases	97	152	948
Financing cash flows from finance leases	18	6	40

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

Following our filing of a complaint for a deficiency judgment in the Superior Court at Waterbury, Connecticut, the defendant filed a cross-claim on October 16, 2019 alleging that our deficiency notices were not compliant with Connecticut law, and seeking relief on behalf of a class of Connecticut obligors whose vehicles we had repossessed. The complaint seeks primarily damages, injunctive relief, waiver of contract deficiencies, and attorney fees and interest. The defendant’s contract provided for resolution of disputes exclusively by arbitration, and exclusively on an individual basis, not a class basis. Nevertheless, in August 2021, the court denied our motion to compel arbitration, without opinion. In April 2024, a motion for certification of a class was filed. Prior to the motion being ruled upon, summary judgment was granted in our favor, disposing of the claims against CPS. An appeal of the summary judgment ruling was filed on October 25, 2024 and a cross appeal of the denial of the motion to compel arbitration was filed on October 31, 2024.

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of December 31, 2024, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of December 31, 2024 does not exceed $3.2 million.

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

(11) Employee Benefits

We sponsor a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to the maximum allowed under the law. We may, at our discretion, match 100% of employees’ contributions up to $2,000 per employee per calendar year. Our matching contributions to the 401(k) Plan were $1.5 million, $1.4 million, and $1.3 million respectively, for the years ended December 31, 2024, 2023 and 2022.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$15,477	$15,952
Interest cost	695	753
Assumption changes	(564)	(3)
Actuarial (gain) loss	(223)	(271)
Settlements	–	–
Benefits paid	(1,113)	(954)
Projected benefit obligation, end of year	$14,272	$15,477

Change in Plan Assets
Fair value of plan assets, beginning of year	$20,048	$18,768
Return on assets	2,967	2,347
Employer contribution	–	–
Expenses	(122)	(113)
Settlements	–	–
Benefits paid	(1,113)	(954)
Fair value of plan assets, end of year	$21,780	$20,048

Funded Status at end of year	$7,508	$4,571

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2024 and 2023 were as follows:

	December, 31
	2024	2023
Weighted average assumptions used to determine benefit obligations
Discount rate	5.32%	4.68%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.68%	4.87%
Expected return on plan assets	6.75%	7.00%

Our overall expected long-term rate of return on assets is 6.75% per annum as of December 31, 2024. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2024	2023	2022
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$7,508	$4,571	$2,816
Other liabilities	–	–	–
Net amount recognized	$7,508	$4,571	$2,816

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss	$1,593	$4,130	$5,716
Unrecognized transition asset	–	–	–
Net amount recognized	$1,593	$4,130	$5,716

Components of net periodic benefit cost
Interest cost	$695	$753	$579
Expected return on assets	(1,311)	(1,280)	(1,860)
Amortization of transition asset	–	–	–
Amortization of net loss	216	358	105
Net periodic benefit cost	(400)	(169)	(1,176)
Settlement (gain)/loss	–	–	256
Total	$(400)	$(169)	$(920)

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$(2,937)	$(1,755)	$1,003
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income)	$(2,937)	$(1,755)	$1,003

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2025 is $703,000.

The weighted average asset allocation of our pension benefits at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	87%	87%
Debt securities	13%	13%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2025	$1,206
2026	1,324
2027	1,240
2028	1,129
2029	942
Years 2030 - 2034	5,954

Anticipated Contributions in 2025	$–

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at December 31, 2024 and 2023, by asset category, is as follows:

	December 31, 2024
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$9,617	$–	$–	$9,617
Large Cap Value	–	2,198	–	2,198
Mid Cap Index	–	625	–	625
Small Cap Growth	–	631	–	631
Small Cap Value	–	599	–	599
Large Cap Blend	–	722	–	722
Growth	–	2,713	–	2,713
International Growth	–	2,249	–	2,249
Core Bond	–	1,656	–	1,656
High Yield	–	348	–	348
Inflation Protected Bond	–	407	–	407
Money Market	–	15	–	15
Total	$9,617	$12,163	$–	$21,780

	December 31, 2023
	Level 1 (1)	Level 2 (2)		Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$8,308	$		$–	$8,308
Large Cap Value	–		2,121	–	2,121
Mid Cap Index	–		606	–	606
Small Cap Growth	–		604	–	604
Small Cap Value	–		596	–	596
Large Cap Blend	–		638	–	638
Growth	–		2,278	–	2,278
International Growth	–		2,330	–	2,330
Core Bond	–		1,763	–	1,763
High Yield	–		351	–	351
Inflation Protected Bond	–		437	–	437
Money Market	–		16	–	16
Total	$8,308		$11,740	$–	$20,048

________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.
(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.
(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

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

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Twelve Months Ended
	December 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$2,722,662	$2,476,617
Finance receivables at fair value acquired during period	1,653,037	1,251,020
Payments received on finance receivables at fair value	(858,628)	(823,434)
Net interest income accretion on fair value receivables	(224,304)	(193,541)
Mark to fair value	21,000	12,000
Balance at end of period	$3,313,767	$2,722,662

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	December 31, 2024		December 31, 2023
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value.	$3,485,540	$3,313,767	$2,941,915	$2,722,662

 The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Weight Avg. Inputs as of
	December 31,			December 31,
	2024	2023	Unobservable Inputs	2024	2023
	(In thousands)
Assets:
			Discount rate	11.37%	11.35%
Finance receivables measured at fair value	$3,313,767	$2,722,662	Cumulative net losses	15.47%	15.25%

Results for the years ended December 31, 2024 and 2023 include marks of $21.0 and $12.0 million, respectively, to the carrying value of the finance receivables accounted for at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. Our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $21.0 million and $12.0 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the delinquency status using the contractual balance of these finance receivables measured at fair value as of December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
	(In thousands)
Delinquency Status
Current	$2,969,864	$2,520,158
31 - 60 days	241,883	204,574
61 - 90 days	113,662	101,057
91 + days	64,810	49,541
Repo	95,321	66,585
	$3,485,540	$2,941,915

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2024 and 2023. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at December 31, 2024 and 2023, were as follows:

	As of December 31, 2024
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,713	$11,713	$–	$–	$11,713
Restricted cash and equivalents	125,684	125,684	–	–	125,684
Finance receivables, net	4,987	–	–	3,996	3,996
Accrued interest receivable	65	–	–	65	65
Liabilities:
Warehouse lines of credit	$410,898	$–	$–	$410,898	$410,898
Accrued interest payable	10,663	–	–	10,663	10,663
Securitization trust debt	2,594,384	–	–	2,614,352	2,614,352
Subordinated renewable notes	26,489	–	–	26,489	26,489

	As of December 31, 2023
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,174	$6,174	$–	$–	$6,174
Restricted cash and equivalents	119,257	119,257	–	–	119,257
Finance receivables, net	24,684	–	–	20,848	20,848
Accrued interest receivable	292	–	–	292	292
Liabilities:
Warehouse lines of credit	$234,025	$–	$–	$234,025	$234,025
Accrued interest payable	7,928	–	–	7,928	7,928
Securitization trust debt	2,265,446	–	–	2,183,331	2,183,331
Subordinated renewable notes	17,188	–	–	17,188	17,188

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13) Business Segment Information

The company has identified one reportable segment. This determination is made by our Chief Executive Officer, who acts as the chief operating decision-maker (“CODM”), in assessing performance and making decisions regarding resource allocation. The CODM assesses performance by reviewing the consolidated financial statements, which reflect the financial results of our one reportable operating segment.

Although the Company operates as one reportable segment, it serves a diverse network of 8,600 dealerships across 47 states, in which we provide financing to the dealer’s less credit- worthy borrowers. During the year ended December 31, 2024, no dealer accounted for as much as 2% of the total number of automobile contracts we purchased, and revenue generated from any individual borrower is deemed to be immaterial.

14) Subsequent Events

On January 22, 2025 we executed our first securitization of 2025. In the transaction, qualified institutional buyers purchased $442.4 million of asset-backed notes secured by $462.5 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2025-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average coupon on the notes is approximately 5.88%.

The 2025-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 4.35%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 8.50% of the original receivable pool balance, or 23.00% of the then outstanding pool balance. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

