Form 10-Q
period 2025-03-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2025-05-12
CIK 889609

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

As of May 1, 2025 the registrant had 21,559,795 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$29,841	$11,713
Restricted cash and equivalents	153,637	125,684
Finance receivables measured at fair value	3,449,106	3,313,767

Finance receivables	3,109	5,420
Less: Allowance for finance credit losses	(249)	(433)
Finance receivables, net	2,860	4,987

Furniture and equipment, net	1,165	943
Deferred tax assets, net	826	1,010
Other assets	36,171	35,764
	$3,673,606	$3,493,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$75,289	$70,151
Warehouse lines of credit	365,683	410,898
Residual interest financing	163,391	99,176
Securitization trust debt	2,743,269	2,594,384
Subordinated renewable notes	27,547	26,489
	3,375,179	3,201,098
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,503,198 and 21,432,698 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	26,683	25,720
Retained earnings	271,754	267,060
Accumulated other comprehensive loss	(10)	(10)
	298,427	292,770

	$3,673,606	$3,493,868

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Interest income	$101,933	$84,288
Mark to finance receivables measured at fair value	3,500	5,000
Other income	1,441	2,456
	106,874	91,744

Expenses:
Employee costs	25,033	24,416
General and administrative	13,542	13,753
Interest	54,918	41,968
Provision for credit losses	(979)	(1,635)
Sales	5,911	4,870
Occupancy	1,398	1,600
Depreciation and amortization	249	215
	100,072	85,187
Income before income tax expense	6,802	6,557
Income tax expense	2,108	1,967
Net income	$4,694	$4,590

Earnings per share:
Basic	$0.22	$0.22
Diluted	$0.19	$0.19

Number of shares used in computing earnings per share:
Basic	21,444	21,143
Diluted	24,325	24,602

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income	$4,694	$4,590

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$4,694	$4,590

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$4,694	$4,590
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	64,907	54,247
Depreciation and amortization	249	215
Amortization of deferred financing costs	2,865	(672)
Mark to finance receivables measured at fair value	(3,500)	(5,000)
Provision for credit losses	(979)	(1,635)
Stock-based compensation expense	717	832
Changes in assets and liabilities:
Deferred tax assets, net	184	251
Other assets	(407)	(16,702)
Accounts payable and accrued expenses	5,138	16,579
Net cash provided by operating activities	73,868	52,705

Cash flows from investing activities:
Payments received on finance receivables held for investment	3,106	9,428
Purchases of finance receivables measured at fair value	(449,602)	(328,893)
Payments received on finance receivables at fair value	252,856	210,935
Change in repossessions held in inventory	–	9
Purchase of furniture and equipment	(471)	(111)
Net cash used in investing activities	(194,111)	(108,632)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	442,420	280,924
Proceeds from issuance of subordinated renewable notes	1,603	5,489
Payments on subordinated renewable notes	(545)	(537)
Net proceeds from (repayments of) warehouse lines of credit	(45,811)	17,176
Net Proceeds from (repayment of) residual interest financing debt	65,000	50,000
Repayment of securitization trust debt	(292,997)	(268,710)
Payment of financing costs	(3,592)	(1,899)
Purchase of common stock	–	(1,697)
Exercise of options and warrants	246	705
Net cash provided by financing activities	166,324	81,451
Increase in cash and cash equivalents	46,081	25,524
Cash and restricted cash at beginning of period	137,397	125,431
Cash and restricted cash at end of period	$183,478	$150,955

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$51,507	$42,145
Income taxes	$(75)	$29

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Common Stock (Shares Outstanding)
Balance, beginning of period	21,433	21,175
Common stock issued upon exercise of options and warrants	70	180
Repurchase of common stock	–	(207)
Balance, end of period	21,503	21,148

Common Stock
Balance, beginning of period	$25,720	$28,678
Common stock issued upon exercise of options and warrants	246	705
Repurchase of common stock	–	(1,697)
Stock-based compensation	717	832
Balance, end of period	$26,683	$28,518

Retained Earnings
Balance, beginning of period	$267,060	$247,857
Net income	4,694	4,590
Balance, end of period	$271,754	$252,447

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(10)	$(1,867)
Pension benefit obligation	–	–
Balance, end of period	$(10)	$(1,867)

Total Shareholders' Equity	$298,427	$279,098

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended March 31, 2025, are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2025, and 2024:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Origination and servicing fees from third party receivables	$1,431	$2,144
Sales tax refunds	–	289
Other	10	23
Other income for the period	$1,441	$2,456

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	March 31,	December 31,
	2025	2024
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$51,093	$51,093
Less: Accumulated amortization right-of-use assets	(32,850)	(31,644)
Operating lease right-of-use assets, net	$18,243	$19,449

Operating lease liabilities	$(20,250)	$(21,471)

Finance Leases	$
Property and equipment, at cost	$4,039	$3,794
Less: Accumulated depreciation	(3,538)	(3,488)
Property and equipment, net	$501	$306
	$
Finance lease liabilities	$(514)	$(315)
	$
Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.5%	6.5%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
	Lease	Lease
Year Ending December 31,
2025 (excluding the three months ended March 31, 2025)	$3,907	$161
2026	5,084	207
2027	5,242	149
2028	5,408	30
2029	3,761	10
Thereafter	985	–
Total undiscounted lease payments	24,387	557
Less amounts representing interest	(4,137)	(43)
Lease Liability	$20,250	$514

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Operating lease cost	$1,311	$1,374
Finance lease cost	55	14
Total lease cost	$1,366	$1,388

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$1,311	$1,374
Operating cash flows from finance leases	47	13
Financing cash flows from finance leases	8	1

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2025, and 2024, we recorded stock-based compensation costs in the amount of $717,000 and $832,000, respectively. As of March 31, 2025, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.3 million. This amount will be recognized as expense over a weighted-average period of 0.8 years.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents stock option activity for the three months ended March 31, 2025:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,097	$5.39	N/A
Granted	–	–	N/A
Exercised	(70)	3.49	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	6,027	$5.41	2.46 years

Options exercisable at the end of period	5,204	$4.94	2.24 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended March 31, 2025 and December 31, 2024:

	Number of shares as of		Number of shares as of
	March 31, 2025		December 31, 2024
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,197	1,197	1,197	1,197
$3.00 - $3.99	1,955	1,955	2,026	2,026
$4.00 - $4.99	1,262	972	1,262	972
$10.00 - $10.99	1,613	1,080	1,612	892
Total shares	6,027	5,204	6,097	5,087

At March 31, 2025, the aggregate intrinsic value of options outstanding and exercisable was $22.2 million and $21.1 million, respectively. There were 70,000 options exercised for the three months ended March 31, 2025, compared to 180,000 for the comparable period in 2024. The total intrinsic value of options exercised was $390,000 and $716,000 for the three-month periods ended March 31, 2025, and 2024. There were 2,984,000 shares available for future stock option grants under existing plans as of March 31, 2025.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases of Company Stock

The table below describes the purchase of our common stock for the three months ended March 31, 2025, and 2024:

	Three Months Ended
	March 31, 2025		March 31, 2024
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	–	$–	101,355	$8.51
Shares redeemed upon net exercise of stock options	–	–	105,758	7.89
Total stock purchases	–	$–	207,113	$8.19

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2025, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments. The following table summarizes the delinquency status of finance receivables as of March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
Delinquency Status	(In thousands)
Current	$1,735	$2,994
31-60 days	645	1,184
61-90 days	554	971
91 + days	175	271
	$3,109	$5,420

Finance receivables totaling $175,000 and $271,000 at March 31, 2025, and December 31, 2024, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(In thousands)
Annual Vintage Pool
2015 and prior	158	294
2016	739	1,336
2017	2,212	3,790
	$3,109	$5,420

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month periods ended March 31, 2025, and 2024:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$433	$2,869
Provision for credit losses on finance receivables	(979)	(1,635)
Charge-offs	(329)	(1,001)
Recoveries	1,124	1,657
Balance at end of period	$249	$1,890

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross charge-offs by year of origination of our finance receivables for the three-month periods ended March 31, 2025, and 2024:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Annual Vintage Pool
2014 and prior	$135	$70
2015	27	115
2016	105	377
2017	62	481
Applied against repos in inventory (net)	–	(42)
	$329	$1,001

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2025 (2)	Principal	2025	2024	2025
	(Dollars in thousands)
CPS 2020-C	November 2027	22,486	252,200	17,548	22,453	4.95%
CPS 2021-A	March 2028	26,575	230,545	19,067	22,396	2.50%
CPS 2021-B	June 2028	34,772	240,000	27,234	31,903	3.41%
CPS 2021-C	September 2028	54,285	291,000	42,922	49,739	2.55%
CPS 2021-D	December 2028	75,514	349,202	62,973	72,090	3.39%
CPS 2022-A	April 2029	85,515	316,800	66,736	77,872	3.61%
CPS 2022-B	October 2029	136,495	395,600	115,569	132,002	5.83%
CPS 2022-C	April 2030	163,166	391,600	122,681	141,176	6.76%
CPS 2022-D	June 2030	141,231	307,018	121,637	135,857	9.08%
CPS 2023-A	August 2030	170,620	324,768	128,500	146,020	6.97%
CPS 2023-B	November 2030	185,817	332,885	152,296	172,154	7.10%
CPS 2023-C	February 2031	180,556	291,732	156,898	175,219	6.98%
CPS 2023-D	May 2031	194,089	286,149	171,113	191,621	7.71%
CPS 2024-A	August 2031	207,289	280,924	185,746	206,348	6.26%
CPS 2024-B	November 2031	259,400	319,871	239,755	262,768	6.42%
CPS 2024-C	March 2032	376,172	436,310	348,842	379,254	6.24%
CPS 2024-D	June 2032	388,933	416,816	359,232	390,983	5.20%
CPS 2025-A	August 2032	443,564	442,420	420,527	–	5.37%
		$3,146,479	$5,905,840	$2,759,276	$2,609,855

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $810.2 million in 2025, $810.4 million in 2026, $548.7 million in 2027, $329.7 million in 2028, $171.8 million in 2029, $70.7 million in 2030, and $1.7 million in 2031.
(2)	Includes repossessed assets that are included in Other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $16.0 million and $15.5 million as of March 31, 2025, and December 31, 2024, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of March 31, 2025.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of March 31, 2025, restricted cash under the various agreements totaled approximately $153.6 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2025, and December 31, 2024, are summarized below:

				Amount Outstanding at
				March 31,	December 31,
				2025	2024
				(In thousands)
Description	Interest Rate	Subordinate Lender Interest Rate	Maturity

Warehouse lines of credit	3.00% over CP yield rate (Minimum 3.75%) 7.38% and 7.52% at March 31, 2025 and December 31 2024, respectively	6.40% over SOFR yield rate (Minimum 7.15%) 10.95% and 11.09% at March 31, 2025 and December 31, 2024, respectively	July 2026	$280,400	$269,602

Warehouse lines of credit	4.50% over a commercial paper rate (Minimum 7.50%) 8.82% and 8.90% at March 31 2025, and December 31 2024, respectively		March 2026	88,988	145,597

Residual interest financing	7.86%		June 2026	50,000	50,000

Residual interest financing	11.50%		March 2029	50,000	50,000

Residual interest financing	11.00%		June 2032	65,000	–

Subordinated renewable notes	Weighted average rate of 9.18% and 9.24% at March 31, 2025 and December 31, 2024, respectively		Weighted average maturity of April 2027 and December 2026 at March 31, 2025 and December 31, 2024, respectively	27,547	26,489
				$561,935	$541,688

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 20, 2025, we completed a $65 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $65.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from October 2023 through September 2024. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2025-1, consist of a single class with a coupon of 11.00%. At March 31, 2025, there was $65.0 million outstanding under this facility.

On December 19, 2024, we increased the capacity of our revolving credit agreement with Citibank, N.A., to $335 million. This follows the November 2024 closing of a revolving credit agreement with Oaktree Capital Management, which is subordinate to our credit agreement with Citibank, N.A. The facility provides effective advances up to 10.00% of eligible finance receivables, effectively increasing the advance rate up to 95% across the facility for eligible receivables. The revolving credit agreement with Citibank, N.A. was last renewed in July 2024, extending the maturity date to July 2026 followed by an amortization period through July 2027 for any receivables pledged at the end of the revolving period. There was $280.4 million outstanding under this facility at March 31, 2025.

On March 29, 2024, we renewed our two-year $200 million revolving credit agreement with Ares Agent Services, L.P. The revolving period for this facility was extended to March 2026 followed by an amortization period through March 2028 for any receivables pledged at the end of the revolving period. There was $89.0 million outstanding under this facility at March 31, 2025.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At March 31, 2025, there was $50.0 million outstanding under this facility.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At March 31, 2025, there was $50.0 million outstanding under this facility

Unamortized debt issuance costs of $1.6 million and $824,000 as of March 31, 2025, and December 31, 2024, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $3.7 million and $4.3 million as of March 31, 2025, and December 31, 2024, respectively, have been excluded from the Warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Interest on finance receivables	$1,171	$2,337
Interest on finance receivables at fair value	99,567	80,505
Other interest income	1,195	1,446
Interest income	$101,933	$84,288

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Securitization trust debt	$45,044	$35,932
Warehouse lines of credit	6,513	4,321
Residual interest financing	2,715	1,209
Subordinated renewable notes	646	506
Interest expense	$54,918	$41,968

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2025, and 2024 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2025, and 2024:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,444	21,143
Incremental common shares attributable to exercise of outstanding options and warrants	2,881	3,459
Weighted average number of common shares used to compute diluted earnings per share	24,325	24,602

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three months ended March 31, 2025, would have included an additional 1.4 million shares attributable to the exercise of outstanding options and warrants. For the three months ended March 31, 2024, 1.7 million shares, would be included in the diluted earnings per share calculation.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of March 31, 2025, and December 31, 2024, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $826,000 as of March 31, 2025, is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $826,000 consists of approximately $338,000 of net U.S. federal deferred tax assets and $488,000 of net state deferred tax assets.

Income tax expense was $2.1 million for the three months ended March 31, 2025, representing effective income tax rates of 31%, compared to income tax expense of $2.0 million for the three months ended March 31, 2024, and representing effective income tax rates of 30% respectively.

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

Following our filing of a complaint for a deficiency judgment in the Superior Court at Waterbury, Connecticut, the defendant filed a cross-claim on October 16, 2019, alleging that our deficiency notices were not compliant with Connecticut law, and seeking relief on behalf of a class of Connecticut obligors whose vehicles we had repossessed. The complaint seeks primarily damages, injunctive relief, waiver of contract deficiencies, and attorney fees and interest. The defendant’s contract provided for resolution of disputes exclusively by arbitration, and exclusively on an individual basis, not a class basis. Nevertheless, in August 2021, the court denied our motion to compel arbitration, without opinion. In April 2024, a motion for certification of a class was filed. Prior to the motion being ruled upon, summary judgment was granted in our favor, disposing of the claims against CPS. An appeal of the summary judgment ruling was filed on October 25, 2024, and we filed a cross appeal of the denial of the motion to compel arbitration on October 31, 2024.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of March 31, 2025, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of March 31, 2025, does not exceed $3.2 million.

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

For the quarter ended March 31, 2025, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$3,313,767	$2,722,662
Finance receivables at fair value acquired during period	449,602	328,893
Payments received on finance receivables at fair value	(252,856)	(210,935)
Net interest income accretion on fair value receivables	(64,907)	(54,247)
Mark to fair value	3,500	5,000
Balance at end of period	$3,449,106	$2,791,373

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	March 31, 2025		December 31, 2024
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$3,611,445	$3,449,106	$3,485,540	$3,313,767

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Weight Avg. Inputs as of
	March 31,	December 31,		March 31,	December 31,
	2025	2024	Unobservable	2025	2024
	(In thousands)
Assets:

Finance receivables measured at fair value	$3,449,106	$3,313,767	Discount rate	11.37%	11.37%
			Cumulative net losses	15.73%	15.47%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(In thousands)
Delinquency Status
Current	$3,166,583	$2,969,864
31 - 60 days	194,950	241,883
61 - 90 days	95,158	113,662
91 + days	60,862	64,810
Repo	93,892	95,321
	$3,611,445	$3,485,540

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended March 31, 2025, and 2024.

The estimated fair values of financial assets and liabilities at March 31, 2025, and December 31, 2024, were as follows:

	As of March 31, 2025
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$29,841	$29,841	$–	$–	$29,841
Restricted cash and equivalents	153,637	153,637	–	–	153,637
Finance receivables, net	2,860	–	–	2,473	2,473
Accrued interest receivable	37	–	–	37	37
Liabilities:
Warehouse lines of credit	$365,683	$–	$–	$365,683	$365,683
Residual interest financing	163,391			163,391	163,391
Accrued interest payable	11,209	–	–	11,209	11,209
Securitization trust debt	2,743,269	–	–	2,733,488	2,733,488
Subordinated renewable notes	27,547	–	–	27,547	27,547

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,713	$11,713	$–	$–	$11,713
Restricted cash and equivalents	125,684	125,684	–	–	125,684
Finance receivables, net	4,987	–	–	3,996	3,996
Accrued interest receivable	65	–	–	65	65
Liabilities:
Warehouse lines of credit	$410,898	$–	$–	$410,898	$410,898
Accrued interest payable	10,663	–	–	10,663	10,663
Securitization trust debt	2,594,384	–	–	2,614,352	2,614,352
Subordinated renewable notes	26,489	–	–	26,489	26,489

10) Business Segment Information

The company has one reportable segment. This determination is made by our Chief Executive Officer, who acts as the chief operating decision-maker (“CODM”), in assessing performance and making decisions regarding resource allocation. The CODM assesses performance by reviewing the consolidated financial statements, which reflect the financial results of our one reportable operating segment.

Within the Company’s one reportable segment, it provides indirect vehicle financing to motor vehicle dealer’s less credit- worthy borrowers. The Company’s revenue primarily consists of interest income and is derived from the interest recorded on contracts the Company has purchased, The revenue generated from any individual borrower is deemed to be immaterial.

(11) Subsequent Events

On May 12, 2025, we executed our second securitization of 2025. In the transaction, qualified institutional buyers purchased $419.95 million of asset-backed notes secured by $439.29 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2025-B, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 5.96%.

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2025, we have originated a total of approximately $23.5 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
2024	1,681,941	3,665,725
Three months ended March 31, 2025	451,218	3,774,629

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the three months ended March 31, 2025, we originated $4.3 million under this third-party program. As of March 31, 2025, our managed portfolio includes $160.1 million of such third-party receivables.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically (i) recognize interest and fee income on the contracts, and (ii) recognize interest expense on the securities issued in the transaction. For automobile contracts acquired after 2017 we take account of estimated credit losses in our computation of a level yield used to determine recognition of interest on the contracts. For contracts acquired before 2018, we adopted CECL on January 1, 2020, and we may, as circumstances warrant, record or reverse expense provisions for credit losses.

Since 1994 we have conducted 104 term securitizations of automobile contracts that we originated. As of March 31, 2025, 18 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114
2024	4	1,533,854
Three months ended March 31, 2025	4	462,541

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. We currently have short-term funding capacity of $535 million over two credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2024, extending the revolving period to July 2026, with an optional amortization period through July 2027. In addition, a subordinated lender was added to the credit facility in November 2024, effectively increasing our advance rate to a maximum of 95% for eligible receivables across the facility. The capacity was then increased from $200 million at the most recent renewal date to $335 million in December 2024.

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

In addition, from time to time, we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. On March 20, 2025, we completed a $65 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $65.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from October 2023 through September 2024. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2025-1, consist of a single class with a coupon of 11.00%.

Receivables we originate and service for third-parties are not pledged to our warehouse facilities or included in our securitizations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2025, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2025, with the three months ended March 31, 2024

Revenues.  During the three months ended March 31, 2025, our revenues were $106.9 million, an increase of $15.2 million, or 16.6%, from the prior year revenue of $91.7 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended March 31, 2025, include a $3.5 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $3.5 million. There was a $5.0 million mark up to the fair value portfolio in the prior year period.

Interest income for the three months ended March 31, 2025, increased $17.6 million, or 20.9%, to $101.9 million from $84.3 million in the prior year. The primary reason for the increase in interest income is the 19.3% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio increased from 11.3% in the prior year period to 11.4% in the current year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$3,572,642	$101,933	11.40%	$2,993,816	$84,288	11.30%

Other income was $1.4 million for the three months ended March 31, 2025, compared to $2.5 million for the comparable period in 2024. This 41.3% decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $1.4 million for the quarter ended March 31, 2025, compared to $2.1 million in the prior year period.

Expenses.  Our operating expenses consist largely of interest expense, employee costs, sales and general and administrative expenses. Interest expense is significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect profit margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $100.1 million for the three months ended March 31, 2025, compared to $85.2 million for the prior period, an increase of $14.9 million, or 17.5%. The increase is primarily due to increases in interest expense and to a lesser extent, increases to sales costs.

Employee costs were $25.0 million during the three months ended March 31, 2025, compared to $24.4 million for the same quarter in the prior year, an increase of $617,000, or 2.5%. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Contracts purchased (dollars)	$451.2	$346.3
Contracts purchased (units)	20,707	16,414
Managed portfolio outstanding (dollars)	$3,614.6	$3,021.2
Managed portfolio outstanding (units)	207,123	181,650

Number of Originations staff	200	191
Number of Sales staff	120	101
Number of Servicing staff	559	427
Number of other staff	64	183
Total number of employees	943	902

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $13.5 million, a decrease of $211,000 from $13.8 million in the prior year period.

Interest expense for the three months ended March 31, 2025, was $54.9 million and represented 54.9% of total operating expenses, compared to $42.0 million in the previous year, when it was 49.3% of total operating expenses. The $12.9 million increase in interest expense compared to the same three month period in the prior year was largely due to the volume, and to a lesser extent, due to the rate.

Interest on securitization trust debt increased by $9.1 million for the three months ended March 31, 2025, compared to the prior period. The average balance of securitization trust debt increased to $2,861.9 million for the three months ended March 31, 2025, compared to $2,388.1 million for the three months ended March 31, 2024. The annualized average rate on our securitization trust debt was 6.3% for the three months ended March 31, 2025, compared to 6.0% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%
January 2025	5.88%

Interest expense on warehouse credit line debt increased by $2.2 million to $6.5 million for the three months ended March 31, 2025, compared to $4.3 million in the prior year period. The increase was primarily due to the higher utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $275.8 million during the three months ended March 31, 2025, compared to $164.9 million for the same period in 2024. The annualized average rate on our credit line debt was 9.4% for the three months ended March 31, 2025, compared to 10.5% in the prior year period.

Interest expense on subordinated renewable notes was $646,000 for the three months ended March 31, 2025. The average balance of the outstanding subordinated debt was $26.9 million for the three months ended March 31, 2025, compared to $20.8 million for the prior year period. The average yield of subordinated notes decreased to 9.6% compared to 9.7% in the prior period.

In June 2021, March 2024, and again on March 20, 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. Interest expense for these residual interest financings was $2.7 million for the three months ended March 31, 2025, compared to $1.2 for the same period in 2024.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025			2024
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan Portfolio	$3,572,642	$101,933	11.4%	$2,993,816	$84,288	11.3%

Interest Bearing Liabilities
Warehouse lines of credit	$275,816	$6,513	9.4%	$164,883	4,321	10.5%
Residual interest financing	108,667	2,715	10.0%	67,033	1,209	7.2%
Securitization trust debt	2,861,870	45,044	6.3%	2,388,146	35,932	6.0%
Subordinated renewable notes	26,945	646	9.6%	20,842	506	9.7%
	$3,273,298	$54,918	6.7%	$2,640,904	$41,968	6.4%

Net interest income/spread		$47,015			$42,320
Net interest yield (2)			4.7%			4.9%
Ratio of average interest earning assets to average interest bearing liabilities			109%			113%

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2025 Compared to March 31, 2024
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan Portfolio	$17,645	$16,752	$893

Interest Bearing Liabilities
Warehouse lines of credit	2,192	2,950	(758)
Residual interest financing	1,506	745	761
Securitization trust debt	9,112	6,966	2,146
Subordinated renewable notes	140	147	(7)
	12,950	10,808	2,142

Net interest income/spread	$4,695	$5,944	$(1,249)

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of March 31, 2025. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

For the three months ended March 31, 2025, we recorded a reduction to provision for credit losses on finance receivables in the amount of $979,000. The reserve decrease was primarily due to better than expected recovery rates and a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $1.6 million in reductions to provision for credit losses for the three months ended March 31, 2024.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases. Sales expense increased to $5.9 million during the three months ended March 31, 2025, from $4.9 million for the same quarter in 2024. We purchased $451.2 million of new contracts during the three months ended March 31, 2025, compared to $346.3 million in the prior year period.

Occupancy expenses was $1.4 million for the three months ending March 31, 2025, which is down from the $1.6 million in the first quarter of 2024.

Depreciation and amortization expenses increased to $249,000 compared to $215,000 in the previous year.

For the three months ended March 31, 2025, we recorded income tax expense of $2.1 million, representing a 31% effective tax rate. In the prior period, our income tax expense was $2.0 million, representing a 30% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	March 31, 2025		March 31, 2024		December 31, 2024
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	207,123	$3,614,555	181,650	$3,021,185	201,441	$3,490,960
Period of delinquency (2)
31-60 days	11,800	$195,595	10,992	$172,425	14,643	$243,068
61-90 days	6,020	95,712	5,443	85,338	7,244	114,633
91+ days	4,161	61,037	2,792	43,816	4,477	65,081
Total delinquencies (2)	21,981	352,344	19,227	301,579	26,364	422,782
Amount in repossession (3)	6,214	93,997	5,020	72,861	6,227	95,620
Total delinquencies and amount in repossession (2)	28,195	$446,341	24,247	$374,440	32,591	$518,402

Delinquencies as a percentage of gross servicing portfolio	10.61%	9.75%	10.58%	9.98%	13.09%	12.11%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	13.61%	12.35%	13.35%	12.39%	16.18%	14.85%

Extension Experience
Contracts with one extension, accruing	34,239	$616,697	33,481	$593,699	33,623	$601,049
Contracts with two or more extensions, accruing	47,578	716,420	43,748	601,574	47,227	701,158
	81,817	1,333,117	77,229	1,195,273	80,850	1,302,207

Contracts with one extension, non-accrual (4)	3,203	48,729	2,628	42,315	3,483	53,018
Contracts with two or more extensions, non-accrual (4)	4,122	61,109	2,022	28,015	4,052	60,660
	7,325	109,838	4,650	70,330	7,535	113,678

Total contracts with extensions	89,142	$1,442,955	81,879	$1,265,603	88,385	$1,415,885

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

(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

(4) Amount in repossession and accounts past due more than 90 days are on non-accrual.

	Finance Receivables Portfolio
	March 31,	March 31,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Average servicing portfolio outstanding	$3,572,642	$2,993,816	$3,209,988
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.5%	7.8%	7.6%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2025, and March 31, 2024, percentages represent three months ended March 31, 2025, and March 31, 2024,, annualized. December 31, 2024, represents 12 months ended December 31, 2024.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2025, for accounts that received extensions from 2011 through 2024:

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2025	% Active or Paid Off at March 31, 2025	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2011	18,786	10,962	58.4%	6,883	36.6%	941	5.0%	19

2012	18,783	11,315	60.2%	6,667	35.5%	801	4.3%	18

2013	23,398	11,130	47.6%	11,282	48.2%	986	4.2%	23

2014	25,773	10,418	40.4%	14,486	56.2%	869	3.4%	25

2015	53,319	21,934	41.1%	30,056	56.4%	1,329	2.5%	26

2016	80,897	34,963	43.2%	42,980	53.1%	2,954	3.7%	26

2017	133,847	54,877	41.0%	68,256	51.0%	10,714	8.0%	23

2018	121,531	56,141	46.2%	53,509	44.0%	11,881	9.8%	20

2019	71,548	41,364	57.8%	22,772	31.8%	7,412	10.4%	19

2020	83,170	55,266	66.4%	23,869	28.7%	4,035	4.9%	22

2021	47,010	32,903	70.0%	12,871	27.4%	1,236	2.6%	20

2022	56,142	38,265	68.2%	15,923	28.4%	1,954	3.5%	16

2023	83,113	61,814	74.4%	18,040	21.7%	3,259	3.9%	12

2024	90,484	84,017	92.9%	4,273	4.7%	2,194	2.4%	6

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2019, 57.8% were either paid in full or active and performing as of March 31, 2025. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,	Three Months Ended March 31,	Year Ended December 31,
	2025	2024	2024

Average number of extensions granted per month	7,390	6,760	7,540

Average number of outstanding accounts	205,203	180,332	189,460

Average monthly extensions as % of average outstandings	3.6%	3.7%	4.0%

____________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2025		March 31, 2024		December 31, 2024
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	37,442	$665,427	36,109	$636,014	37,106	$654,067
Contracts with two extensions	22,345	377,895	20,228	345,488	22,452	382,301
Contracts with three extensions	13,685	221,613	10,758	153,331	13,300	214,194
Contracts with four extensions	7,785	108,780	6,648	69,027	7,462	99,071
Contracts with five extensions	4,586	46,605	5,017	40,981	4,645	43,264
Contracts with six extensions	3,299	22,635	3,119	20,762	3,420	22,988
	89,142	$1,442,955	81,879	$1,265,603	88,385	$1,415,885

Managed portfolio (excluding originated and owned by 3rd parties)	207,123	$3,614,555	181,650	$3,021,185	201,441	$3,490,960

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

Net cash provided by operating activities for the three-month period ended March 31, 2025, was $73.9 million, an increase of $24.2 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2024, of $52.7 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $194.1 million for the three months ended March 31, 2025, compared to $108.6 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $449.6 million and $328.9 million during the first three months of 2025 and 2024, respectively.

Net cash provided by financing activities for the three months ended March 31, 2025, was $166.3 million compared to $81.5 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2025, we issued $442.4 million in new securitization trust debt compared to $280.9 million for the same period in 2024. We repaid $293.0 million in securitization trust debt in the three months ended March 31, 2025, compared to repayments of securitization trust debt of $268.7 million in the prior year period. In the three months ended March 31, 2025, we had net repayments on warehouse lines of credit of $45.8 million, compared to net advances from warehouse lines of credit of $17.2 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2025, we had unrestricted cash of $29.8 million and $153.6 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2025, we had approximately $23.5 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the three-month period ended March 31, 2025, we completed one securitization aggregating $442.4 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2025, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2025, we had approximately $3,300.0 million of debt outstanding. Such debt consisted primarily of $2,743.3 million of securitization trust debt and $365.7 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $148.9 million while our warehouse lines of credit debt has decreased by $45.2 million since December 31, 2024 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $27.5 million and $26.5 million in subordinated renewable notes outstanding at March 31, 2025, and December 31, 2024, respectively. In June 2021, March 2024, and again on March 20, 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. As of March 31, 2025, all $165.0 million of the residual interest debt remains outstanding.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 12, 2025. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2025, we had approximately $3,300.0 million of debt outstanding. Such debt consisted primarily of $2,743.3 million of securitization trust debt and $365.7 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $148.9 million while our warehouse lines of credit debt has decreased by $45.2 million since December 31, 2024 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $27.5 million and $26.5 million in subordinated renewable notes outstanding at March 31, 2025, and December 31, 2024, respectively. In June 2021, we completed a $50.0 million securitization of residual interests from other previously issued securitizations. In March 2024, we completed another residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. On March 20, 2025, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $65.0 million. As of March 31, 2025, all $165.0 million of the residual interest debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we did not repurchase any shares from existing shareholders.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

CONSUMER PORTFOLIO SERVICES, INC. (Registrant)

Date: May 12, 2025	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr. Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ DENESH BHARWANI
Denesh Bharwani Executive Vice President and Chief Financial Officer (Principal Financial Officer)

