Form 10-Q
period 2025-06-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2025-08-11
CIK 889609

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 22,224,186 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$15,772	$11,713
Restricted cash and equivalents	144,396	125,684
Finance receivables measured at fair value	3,559,029	3,313,767
Finance receivables, net	1,671	4,987
Furniture and equipment, net	1,040	943
Other assets	41,882	36,774
	$3,763,790	$3,493,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$67,928	$70,151
Warehouse lines of credit	395,596	410,898
Residual interest financing	155,103	99,176
Securitization trust debt	2,813,234	2,594,384
Subordinated renewable notes	28,828	26,489
	3,460,689	3,201,098

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,224,186 and 21,432,698 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	26,560	25,720
Retained earnings	276,551	267,060
Accumulated other comprehensive loss	(10)	(10)
	303,101	292,770

	$3,763,790	$3,493,868

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Interest income	$105,362	$88,367	$207,295	$172,655
Mark to finance receivables measured at fair value	3,000	5,500	6,500	10,500
Other income	1,402	2,013	2,843	4,469
	109,764	95,880	216,638	187,624

Expenses:
Employee costs	24,362	23,725	49,395	48,141
General and administrative	13,183	13,260	26,726	27,013
Interest	58,704	46,710	113,622	88,678
Provision for credit losses	(781)	(1,950)	(1,760)	(3,585)
Sales	5,721	5,883	11,632	10,753
Occupancy	1,374	1,359	2,771	2,959
Depreciation and amortization	249	221	498	436
	102,812	89,208	202,884	174,395
Income before income tax expense	6,952	6,672	13,754	13,229
Income tax expense	2,155	2,000	4,263	3,967
Net income	$4,797	$4,672	$9,491	$9,262

Earnings per share:
Basic	$0.22	$0.22	$0.44	$0.44
Diluted	0.20	0.19	0.39	0.38

Number of shares used in computing earnings per share:
Basic	21,893	21,263	21,670	21,203
Diluted	24,180	24,263	24,254	24,433

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$4,797	$4,672	$9,491	$9,262

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$4,797	$4,672	$9,491	$9,262

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$9,491	$9,262
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	126,548	106,648
Depreciation and amortization	498	436
Amortization of deferred financing costs	6,021	5,043
Mark to finance receivables measured at fair value	(6,500)	(10,500)
Provision for credit losses	(1,760)	(3,585)
Stock-based compensation expense	1,361	1,641
Changes in assets and liabilities:
Deferred tax assets, net	1,010	1,318
Other assets	(6,118)	(18,116)
Accounts payable and accrued expenses	(2,223)	3,849
Net cash provided by operating activities	128,328	95,996

Cash flows from investing activities:
Payments received on finance receivables held for investment	5,076	16,239
Purchases of finance receivables measured at fair value	(882,879)	(753,760)
Payments received on finance receivables at fair value	517,569	419,899
Change in repossessions held in inventory	–	61
Purchase of furniture and equipment	(595)	(256)
Net cash used in investing activities	(360,829)	(317,817)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	862,370	1,037,105
Proceeds from issuance of subordinated renewable notes	3,212	5,489
Payments on subordinated renewable notes	(873)	(321)
Net proceeds from (repayments of) warehouse lines of credit	(16,564)	(150,659)
Net Proceeds from (repayment of) residual interest financing debt	56,795	50,000
Repayment of securitization trust debt	(642,697)	(563,679)
Payment of financing costs	(6,450)	(9,677)
Purchase of common stock	(5,138)	(11,172)
Exercise of options and warrants	4,617	5,915
Net cash provided by financing activities	255,272	363,001
Increase in cash and cash equivalents	22,771	141,180
Cash and restricted cash at beginning of period	137,397	125,431
Cash and restricted cash at end of period	$160,168	$266,611

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$106,773	$83,091
Income taxes	$5,306	$9,245

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Common Stock (Shares Outstanding)
Balance, beginning of period	21,503	21,148	21,433	21,175
Common stock issued upon exercise of options and warrants	1,248	1,248	1,318	1,428
Repurchase of common stock	(527)	(1,091)	(527)	(1,298)
Balance, end of period	22,224	21,305	22,224	21,305

Common Stock
Balance, beginning of period	$26,683	$28,518	$25,720	$28,678
Common stock issued upon exercise of options and warrants	4,371	5,210	4,617	5,915
Repurchase of common stock	(5,138)	(9,475)	(5,138)	(11,172)
Stock-based compensation	644	809	1,361	1,641
Balance, end of period	$26,560	$25,062	$26,560	$25,062

Retained Earnings
Balance, beginning of period	$271,754	$252,447	$267,060	$247,857
Net income	4,797	4,672	9,491	9,262
Balance, end of period	$276,551	$257,119	$276,551	$257,119

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(10)	$(1,867)	$(10)	$(1,867)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(10)	$(1,867)	$(10)	$(1,867)

Total Shareholders' Equity	$303,101	$280,314	$303,101	$280,314

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six-month period ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Origination and servicing fees from third party receivables	$1,384	$1,694	$2,815	$3,838
Sales tax refunds	–	260	–	549
Other	18	59	28	82
Other income for the period	$1,402	$2,013	$2,843	$4,469

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	June 30,	December 31,
	2025	2024
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$52,260	$51,093
Less: Accumulated amortization right-of-use assets	(34,017)	(31,644)
Operating lease right-of-use assets, net	$18,243	$19,449

Operating lease liabilities	$(20,231)	$(21,471)

Finance Leases
Property and equipment, at cost	$4,039	$3,794
Less: Accumulated depreciation	(3,586)	(3,488)
Property and equipment, net	$453	$306

Finance lease liabilities	$(467)	$(315)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.4%	6.5%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2025 (excluding the six months ended June 30, 2025)	$2,558	$106
2026	5,084	207
2027	5,242	149
2028	5,408	30
2029	3,761	10
Thereafter	985	–
Total undiscounted lease payments	23,038	502
Less amounts representing interest	(2,807)	(35)
Lease Liability	$20,231	$467

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Operating lease cost	$1,310	$1,311	$2,621	$2,685
Finance lease cost	55	34	110	48
Total lease cost	$1,365	$1,345	$2,731	$2,733

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)		(In thousands)
Operating cash flows from operating leases	$1,310	$1,311	$2,621	$2,685
Operating cash flows from finance leases	47	28	94	41
Financing cash flows from finance leases	7	6	15	7

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2025, we recorded stock-based compensation costs in the amount of $645,000 and $1.4 million, respectively. These stock-based compensation costs were $809,000 and $1.6 million for the three and six months ended June 30, 2024. As of June 30, 2025, unrecognized stock-based compensation costs to be recognized over future periods equaled $1.6 million. This amount will be recognized as expense over a weighted-average period of 0.5 years.

The following represents stock option activity for the six months ended June 30, 2025:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,157	$5.37	N/A
Granted	–	–	N/A
Exercised	(1,318)	3.50	N/A
Forfeited	(7)	–	N/A
Options outstanding at the end of period	4,832	$5.89	2.68 years

Options exercisable at the end of period	4,189	$5.57	2.56 years

The following table presents the price distribution of stock options outstanding and exercisable as of June 30, 2025 and December 31, 2024:

	Number of shares as of		Number of shares as of
	June 30, 2025		December 31, 2024
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(in thousands)		(in thousands)
$2.00 - $2.99	1,128	1,127	1,197	1,197
$3.00 - $3.99	902	902	2,026	2,026
$4.00 - $4.99	1,190	907	1,262	972
$10.00 - $10.99	1,612	1,253	1,612	892
Total shares	4,832	4,189	6,097	5,087

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2025, the aggregate intrinsic value of options outstanding and exercisable was $19.8 million and $18.4 million, respectively. There were $1.3 million options exercised for the six months ended June 30, 2025, compared to $1.4 million for the comparable period in 2024. The total intrinsic value of options exercised was $8.2 million and $6.2 million for the six-month periods ended June 30, 2025, and 2024. There were 2,931,000 shares available for future stock option grants under existing plans as of June 30, 2025.

Purchases of Company Stock

The table below describes the purchase of our common stock for the six months ended June 30, 2025, and 2024:

	Six Months Ended
	June 30, 2025		June 30, 2024
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	76,880	$9.72	473,202	$8.67
Shares redeemed upon net exercise of stock options	449,772	9.76	824,511	8.57
Total stock purchases	526,652	$9.76	1,297,713	$8.61

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2025, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

(2) Finance Receivables, net

Our portfolio of finance receivables, net consists of small-balance homogeneous contracts comprising a single segment and class that is collectively evaluated for impairment on a portfolio basis according to delinquency status. Our contract purchase guidelines are designed to produce a homogenous portfolio. For key terms such as interest rate, length of contract, monthly payment and amount financed, there is relatively little variation from the average for the portfolio. We report delinquency on a contractual basis. Once a contract becomes greater than 90 days delinquent, we do not recognize additional interest income until the obligor under the contract makes sufficient payments to be less than 90 days delinquent. Any payments received on a contract that is greater than 90 days delinquent are first applied to accrued interest and then to principal reduction.

In January 2018 the Company adopted the fair value method of accounting for finance receivables, net acquired after 2017. Finance receivables, net measured at fair value are recorded separately on the Company’s Balance Sheet and are excluded from all tables in this footnote.

The following table presents the components of Finance Receivables, net of allowance for finance credit losses:

	June 30,	December 31,
	2025	2024
	(In thousands)
Finance receivables	$1,816	$5,420
Less: Allowance for finance credit losses	(145)	(433)
Finance receivables, net	$1,671	$4,987

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments. The following table summarizes the delinquency status of finance receivables as of June 30, 2025, and December 31, 2024:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2025	2024
Delinquency Status	(In thousands)
Current	$998	$2,994
31-60 days	355	1,184
61-90 days	359	971
91 + days	104	271
	$1,816	$5,420

Finance receivables totaling $104,000 and $271,000 at June 30, 2025, and December 31, 2024, respectively, have been placed on non-accrual status as a result of their delinquency status.

Allowance for Credit Losses – Finance Receivables

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of finance receivables to present the net amount expected to be collected. Charge offs are deducted from the allowance when management believes that collectability is unlikely.

Management estimates the allowance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. We believe our historical credit loss experience provides the best basis for the estimation of expected credit losses. Consequently, we use historical loss experience for older receivables, aggregated into vintage pools based on their calendar quarter of origination, to forecast expected losses for less seasoned quarterly vintage pools.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of June 30, 2025, and December 31, 2024.

	June 30,	December 31,
	2025	2024
	(In thousands)
Annual Vintage Pool
2015 and prior	$99	$294
2016	456	1,336
2017	1,261	3,790
	$1,816	$5,420

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2025, and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Balance at beginning of period	$249	$1,890	$433	$2,869
Provision for credit losses on finance receivables	(781)	(1,950)	(1,760)	(3,585)
Charge-offs	(136)	(431)	(464)	(1,432)
Recoveries	813	1,175	1,936	2,832
Balance at end of period	$145	$684	$145	$684

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross charge-offs by year of origination of our finance receivables for the three-month and six-month periods ended June 30, 2025, and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Annual Vintage Pool	(In thousands)		(In thousands)
2014 and prior	$74	$110	$209	$180
2015	15	69	42	182
2016	27	268	132	645
2017	20	43	81	526
Applied against repos in inventory (net)	–	(59)	–	(101)
	$136	$431	$464	$1,432

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2025 (2)	Principal	2025	2024	2025
	(Dollars in thousands)
CPS 2020-C	November 2027	$–	$252,200	$–	$22,453	–
CPS 2021-A	March 2028	–	230,545	–	22,396	–
CPS 2021-B	June 2028	29,554	240,000	23,023	31,903	3.41%
CPS 2021-C	September 2028	46,238	291,000	36,368	49,739	2.71%
CPS 2021-D	December 2028	64,995	349,202	54,571	72,090	3.55%
CPS 2022-A	April 2029	73,825	316,800	57,572	77,872	3.78%
CPS 2022-B	October 2029	117,786	395,600	99,362	132,002	6.07%
CPS 2022-C	April 2030	142,329	391,600	105,164	141,176	7.01%
CPS 2022-D	June 2030	126,674	307,018	108,996	135,857	9.34%
CPS 2023-A	August 2030	153,317	324,768	111,467	146,020	7.19%
CPS 2023-B	November 2030	167,809	332,885	133,225	172,154	7.28%
CPS 2023-C	February 2031	162,352	291,732	138,597	175,219	7.12%
CPS 2023-D	May 2031	174,949	286,149	152,693	191,621	7.86%
CPS 2024-A	August 2031	186,782	280,924	164,296	206,348	6.33%
CPS 2024-B	November 2031	236,246	319,871	215,726	262,768	6.49%
CPS 2024-C	March 2032	343,047	436,310	314,979	379,254	6.28%
CPS 2024-D	June 2032	358,440	416,816	329,292	390,983	5.23%
CPS 2025-A	August 2032	415,167	442,420	385,944	–	5.43%
CPS 2025-B	March 2033	423,051	419,950	398,252	–	5.37%
		$3,222,563	$6,325,790	$2,829,527	$2,609,855

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $550.8 million in 2025, $921.8 million in 2026, $638.9 million in 2027, $391.5 million in 2028, $208.8 million in 2029, $93.3 million in 2030, and $8.1 million in 2031.
(2)	Includes repossessed assets that are included in other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $16.3 million and $15.5 million as of June 30, 2025, and December 31, 2024, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We followed all such covenants as of June 30, 2025.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of June 30, 2025, restricted cash under the various agreements totaled approximately $144.4 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

Our wholly owned, bankruptcy remote subsidiaries were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under our warehouse line of credit. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financing for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay any of our other creditors.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at June 30, 2025, and December 31, 2024, are summarized below:

				Amount Outstanding at
				June 30,	December 31,
				2025	2024
				(In thousands)
Description	Interest Rate	Subordinate Lender Interest Rate	Maturity

Warehouse lines of credit	2.85% over CP yield rate (Minimum 3.75%) 7.28% and 7.52% at June 30, 2025 and December 31 2024, respectively	6.40% over SOFR yield rate (Minimum 7.15%) 10.97% and 11.09% at June 30, 2025 and December 31, 2024, respectively	July 2026	$273,305	$269,602

Warehouse lines of credit	4.50% over a commercial paper rate (Minimum 7.50%) 8.81% and 8.90% at June 30 2025, and December 31 2024, respectively		March 2026	125,331	145,597

Residual interest financing	7.86%		June 2026	41,795	50,000

Residual interest financing	11.50%		March 2029	50,000	50,000

Residual interest financing	11.00%		June 2032	65,000	–

Subordinated renewable notes	Weighted average rate of 8.94% and 9.24% at June 30, 2025 and December 31, 2024, respectively		Weighted average maturity of July 2027 and December 2026 at June 30, 2025 and December 31, 2024, respectively	28,828	26,489

				$584,259	$541,688

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 20, 2025, we completed a $65 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $65.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from October 2023 through September 2024. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2025-1, consist of a single class with a coupon of 11.00%. At June 30, 2025, there was $65.0 million outstanding under this facility.

On December 19, 2024, we increased the capacity of our revolving credit agreement with Citibank, N.A., to $335 million. This follows the November 2024 closing of a revolving credit agreement with Oaktree Capital Management, which is subordinate to our credit agreement with Citibank, N.A. The facility provides effective advances up to 10.00% of eligible finance receivables, effectively increasing the advance rate up to 95% across the facility for eligible receivables. The revolving credit agreement with Citibank, N.A. was last renewed in July 2024, extending the maturity date to July 2026 followed by an amortization period through July 2027 for any receivables pledged at the end of the revolving period. There was $273.3 million outstanding under this facility at June 30, 2025.

On March 29, 2024, we renewed our two-year $200 million revolving credit agreement with Ares Agent Services, L.P. The revolving period for this facility was extended to March 2026 followed by an amortization period through March 2028 for any receivables pledged at the end of the revolving period. There was $125.3 million outstanding under this facility at June 30, 2025.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At June 30, 2025, there was $50.0 million outstanding under this facility.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At June 30, 2025, there was $41.8 million outstanding under this facility.

Unamortized debt issuance costs of $1.7 million and $824,000 as of June 30, 2025, and December 31, 2024, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $3.0 million and $4.3 million as of June 30, 2025, and December 31, 2024, respectively, have been excluded from the warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Interest on finance receivables at fair value	$103,027	$85,099	$202,594	$165,604
Interest on finance receivables	934	1,782	2,105	4,119
Other interest income	1,401	1,486	2,596	2,932

Interest income	$105,362	$88,367	$207,295	$172,655

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Securitization trust debt	$45,557	$37,928	$90,602	$73,860
Warehouse lines of credit	8,216	5,702	14,729	10,022
Residual interest financing	4,247	2,538	6,962	3,748
Subordinated renewable notes	684	542	1,329	1,048

Interest expense	$58,704	$46,710	$113,622	$88,678

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2025, and 2024 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2025, and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,893	21,263	21,670	21,203
	$
Incremental common shares attributable to exercise of outstanding options and warrants	2,287	3,000	2,584	3,230
	$
Weighted average number of common shares used to compute diluted earnings per share	24,180	24,263	24,254	24,433

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month period ended June 30, 2025, would have included an additional 1.6 million shares attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2024, 1.7 million shares, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of June 30, 2025, and December 31, 2024, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the financial statements. A valuation allowance is recognized to reduce a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. When making this judgment, both positive and negative evidence is considered, with the most weight given to evidence that can be objectively verified. The recognition of deferred tax liabilities, however, does not require a similar more likely than not test for realization. They are recognized with the expectation that they will be settled in future periods when the related taxable temporary differences reverse. As of June 30, 2025, we have a net deferred tax liabilities of $90,000. Our net deferred tax liabilities of $90,000 consists of approximately $378,000 of net U.S. federal deferred tax liabilities and $288,000 of net state deferred tax assets.

Income tax expense was $2.2 million for the three months and $4.3 million six months ended June 30, 2025, representing effective income tax rates of 31%, compared to income tax expense of $2.0 million and 4.0 million for the three months and six months ended June 30, 2024, and representing effective income tax rates of 30% respectively.

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

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of June 30, 2025, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of June 30, 2025, does not exceed $3.2 million.

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

For the quarter ended June 30, 2025, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Balance at beginning of period	$3,449,106	$2,791,373	$3,313,767	$2,722,662
Finance receivables at fair value acquired during period	433,277	424,867	882,879	753,760
Payments received on finance receivables at fair value	(264,713)	(208,964)	(517,569)	(419,899)
Net interest income accretion on fair value receivables	(61,641)	(52,401)	(126,548)	(106,648)
Mark to fair value	3,000	5,500	6,500	10,500
Balance at end of period	$3,559,029	$2,960,375	$3,559,029	$2,960,375

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	June 30, 2025		December 31, 2024
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)

Finance receivables measured at fair value	$3,706,565	$3,559,029	$3,485,540	$3,313,767

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Weight Avg. Inputs as of
	June 30,	December 31,		June 30,	December 31,
	2025	2024	Unobservable	2025	2024
	(In thousands)
Assets:
			Discount rate	11.33%	11.37%
Finance receivables measured at fair value	$3,559,029	$3,313,767	Cumulative net losses	15.84%	15.47%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of these finance receivables measured at fair value as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(In thousands)
Delinquency Status
Current	$3,220,543	$2,969,864
31 - 60 days	228,139	241,883
61 - 90 days	103,588	113,662
91 + days	56,671	64,810
Repo	97,624	95,321
	$3,706,565	$3,485,540

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended June 30, 2025, and 2024.

The estimated fair values of financial assets and liabilities at June 30, 2025, and December 31, 2024, were as follows:

	As of June 30, 2025
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$15,772	$15,772	$–	$–	$15,772
Restricted cash and equivalents	144,396	144,396	–	–	144,396
Finance receivables, net	1,671	–	–	1,425	1,425
Accrued interest receivable	24	–	–	24	24
Liabilities:
Warehouse lines of credit	$395,596	$–	$–	$395,596	$395,596
Residual interest financing	155,103			155,103	155,103
Accrued interest payable	11,491	–	–	11,491	11,491
Securitization trust debt	2,813,234	–	–	2,802,071	2,802,071
Subordinated renewable notes	28,828	–	–	28,828	28,828

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,713	$11,713	$–	$–	$11,713
Restricted cash and equivalents	125,684	125,684	–	–	125,684
Finance receivables, net	4,987	–	–	3,996	3,996
Accrued interest receivable	65	–	–	65	65
Liabilities:
Warehouse lines of credit	$410,898	$–	$–	$410,898	$410,898
Accrued interest payable	10,663	–	–	10,663	10,663
Securitization trust debt	2,594,384	–	–	2,614,352	2,614,352
Subordinated renewable notes	26,489	–	–	26,489	26,489

(10) Business Segment Information

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

(11) Subsequent Events

On July 28, 2025, we executed our third securitization of 2025. In the transaction, qualified institutional buyers purchased $418.33 million of asset-backed notes secured by $433.50 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2025-C, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 5.43%.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2025, we have originated a total of approximately $23.9 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
2024	1,681,941	3,665,725
Six months ended June 30, 2025	884,236	3,854,825

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the six months ended June 30, 2025, we originated $8.3 million under this third-party program. As of June 30, 2025, our managed portfolio includes $146.4 million of such third-party receivables.

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

Since 1994 we have conducted 105 term securitizations of automobile contracts that we originated. As of June 30, 2025, 17 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114
2024	4	1,533,854
Six months ended June 30, 2025	2	901,826

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. We currently have short-term funding capacity of $535 million over two credit facilities. The first credit facility was established in May 2012 with Citibank, N.A. This facility was most recently renewed in July 2024, extending the revolving period to July 2026, with an optional amortization period through July 2027. In addition, a subordinated lender was added to the credit facility in November 2024, effectively increasing our advance rate to a maximum of 95% for eligible receivables across the facility. The capacity was then increased from $200 million at the most recent renewal date to $335 million in December 2024.

In November 2015, we entered into another $100 million facility with Ares Agent Services, L.P.. In June 2022, we increased the capacity of that credit agreement from $100 million to $200 million. This facility was most recently renewed in March 2024, extending the revolving period to March 2026, followed by an amortization period to March 2028.

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

Receivables we originate and service for third parties are not pledged to our warehouse facilities or included in our securitizations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2025, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2025, with the three months ended June30, 2024

Revenues.  During the three months ended June 30, 2025, our revenues were $109.8 million, an increase of $13.9 million, or 14.5% from the prior year revenue of $95.9 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended June 30, 2025, include a $3.0 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in a mark up for certain receivables and a mark down to the fair values of selected receivables. The net effect of the marks to the fair value resulted in a net mark up of $3.0 million. There was a $5.5 million mark up to the fair value portfolio in the prior year period.

Interest income for the three months ended June 30, 2025, increased $17.0 million, or 19.2%, to $105.4 million from $88.4 million in the prior year. The primary reason for the increase in interest income is the 18.0% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio increased from 11.3% in the prior year period to 11.4% in the current year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$3,682,959	$105,362	11.4%	$3,122,278	$88,367	11.3%

Other income was $1.4 million for the three months ended June 30, 2025, compared to $2.0 million for the comparable period in 2024. This 30.4% decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $1.4 million for the quarter ended June 30, 2025, compared to $1.7 million in the prior year period.

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

Total operating expenses were $102.8 million for the three months ended June 30, 2025, compared to $89.2 million for the prior period, an increase of $13.6 million, or 15.3%. The increase is primarily due to increases in interest expense.

Employee costs were $24.4 million during the three months ended June 30, 2025, compared to $23.7 million for the same quarter in the prior year, an increase of $637,000, or 2.7%. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2025, and 2024:

	Three Months Ended June 30,
	2025	2024
	(Dollars in millions)
Contracts purchased (dollars)	$433.0	$431.9
Contracts purchased (units)	19,322	19,710
Managed portfolio outstanding (dollars)	$3,708.4	$3,173.3
Managed portfolio outstanding (units)	211,246	187,968

Number of Originations staff	195	198
Number of Sales staff	118	106
Number of Servicing staff	552	532
Number of other staff	67	89
Total number of employees	932	925

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses was $13.2 million, a decrease of $77,000 from $13.3 million in the prior year period.

Interest expense for the three months ended June 30, 2025, was $58.7 million and represented 57.1% of total operating expenses, compared to $46.7 million in the previous year, when it was 52.4% of total operating expenses. The $12.0 million increase in interest expense compared to the prior year period was largely due to increases in the average balance of our securitization trust debt, warehouse credit line debt and residual interest financing debt. To a lesser extent, the increase is also due to the increase in the interest rate on our securitization trust debt.

Interest on securitization trust debt increased by $7.6 million for the three months ended June 30, 2025, compared to the prior period. The average balance of securitization trust debt increased to $2,811.9 million for the three months ended June 30, 2025, compared to $2,555.2 million for the three months ended June 30, 2024. The annualized average rate on our securitization trust debt was 6.5% for the three months ended June 30, 2025, compared to 5.9% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%
January 2025	5.88%
May 2025	5.96%

Interest expense on warehouse credit line debt increased by $2.5 million to $8.2 million for the three months ended June 30, 2025, compared to $5.7 million in the prior year period. The increase was primarily due to the higher utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $353.2 million during the three months ended June 30, 2025, compared to $215.4 million for the same period in 2024. The annualized average rate on our credit line debt was 9.3% for the three months ended June 30, 2025, compared to 10.6% in the prior year period.

Interest expense on subordinated renewable notes was $684,000 for the three months ended June 30, 2025. The average balance of the outstanding subordinated debt was $28.0 million for the three months June 30, 2025, compared to $22.3 million for the prior year period. The average yield of subordinated notes is 9.7% for both current and in the prior period.

In June 2021, March 2024, and again on June 30, 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. Interest expense for these residual interest financings was $4.2 million for the three months ended June 30, 2025, compared to 2.5 million for the same period in 2024.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2025, and 2024:

	Three Months Ended June 30,
	2025			2024
	(Dollars in thousands)
	Average		Annualized Average	Average		Annualized Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan Portfolio	$3,682,959	$105,362	11.4%	$3,122,278	$88,367	11.3%

Interest Bearing Liabilities
Warehouse lines of credit	353,153	$8,216	9.3%	$215,403	5,702	10.6%
Residual interest financing	165,000	4,247	10.3%	100,000	2,538	10.2%
Securitization trust debt	2,811,906	45,557	6.5%	2,555,220	37,928	5.9%
Subordinated renewable notes	28,035	684	9.8%	22,259	542	9.7%
	$3,358,094	58,704	7.0%	$2,892,882	46,710	6.5%

Net interest income/spread		$46,658			$41,657
Net interest yield (2)			5.1%			5.3%
Ratio of average interest earning assets to average interest bearing liabilities			110%			108%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2025 Compared to June 30, 2024
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan Portfolio	$16,995	$16,074	$921

Interest Bearing Liabilities
Warehouse lines of credit	2,514	3,662	(1,148)
Residual interest financing	1,709	1,668	41
Securitization trust debt	7,629	3,411	4,218
Subordinated renewable notes	142	149	(7)
	11,994	8,890	3,104

Net interest income/spread	$5,001	$7,184	$(2,183)

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of June 30, 2025. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio.  Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

For the three months ended June 30, 2025, we recorded a reduction to provision for credit losses on finance receivables in the amount of $781,000. The reserve decrease was primarily due to better than expected recovery rates and a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $2.0 million in reductions to provision for credit losses for the three months ended June 30, 2024.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases. Sales expense decreased to $5.7 million during the three months ended June 30, 2025 from $5.9 million for the same quarter in 2024. We purchased $433.0 million of new contracts during the three months ended June 30, 2025 compared to $431.9 million in the prior year period.

Occupancy expenses was $1.4 million for the three months ending June 30, 2025, which is up from $1.3 million in the second quarter of 2024.

Depreciation and amortization expenses increased to $249,000 compared to $221,000 in the previous year.

For the three months ended June 30, 2025, we recorded income tax expense of $2.2 million, representing a 31% effective tax rate. In the prior period, our income tax expense was $2.0 million, representing a 30% effective tax rate.

Comparison of Operating Results for the six months ended June 30, 2025 with the six months ended June 30, 2024

Revenues.  During the six months ended June 30, 2025, our revenues were $216.6 million, an increase of $29.0 million, or 15.5%, from the prior year revenue of $187.6 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the six months ended June 30, 2025 include a $6.5 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in a mark up for certain receivables and a mark down to the fair values of selected receivables. The net effect of the marks to the fair value resulted in a net mark up of $6.5 million.. There was a $10.5 million mark up to the fair value portfolio in the prior year period.

Interest income for the six months ended June 30, 2025 increased $34.6 million, or 20.1%, to $207.3 million from $172.7 million in the prior year. The primary reason for the increase in interest income is the 18.6% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio increased from 11.3% in the prior year period to 11.4% in the current year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$3,627,800	$207,295	11.4%	$3,058,047	$172,655	11.3%

Other income was $2.8 million for the six months ended June 30, 2025 compared to $4.5 million for the comparable period in 2024. This 36.4% decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $2.8 million for the six months ended June 30, 2025 compared to $3.8 million in the prior year period.

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

Total operating expenses were $202.9 million for the six months ended June 30, 2025, compared to $174.4 million for the prior period, an increase of $28.5 million, or 16.3%. The increase is primarily due to increases in interest expense and a decrease in the reduction to provision for credit losses. To a lesser extent, increases to employee costs and sales expenses also contributed to the increase in operating expenses during the period.

Employee costs were $49.4 million during the six months ended June 30, 2025 compared to $48.1 million for the same period in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Contracts purchased (dollars)	$884.2	$778.2
Contracts purchased (units)	40,029	36,124
Managed portfolio outstanding (dollars)	$3,708.4	$3,173.3
Managed portfolio outstanding (units)	211,246	187,968

Number of Originations staff	195	198
Number of Sales staff	118	106
Number of Servicing staff	552	532
Number of other staff	67	89
Total number of employees	932	925

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $26.7 million for the six months ended June 30, 2025, an increase of $287,000 from $27.0 million in the prior year period.

Interest expense for the six months ended June 30, 2025 was $113.6 million, compared to $88.7 million in the previous year, an increase of $24.9 million.

Interest on securitization trust debt increased by $16.7 million for the six months ended June 30, 2025 compared to the prior period. The average balance of securitization trust debt increased to $2,836.9 million for the six months ended June 30, 2025 compared to $2,471.7 million for the six months ended June 30, 2024. The annualized average rate on our securitization trust debt was 6.4% for the six months ended June 30, 2025 compared to 6.0% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%
January 2025	5.88%
May 2025	5.96%

Interest expense on warehouse credit line debt increased by $4.7 million to $14.7 million for the six months ended June 30, 2025 compared to $10.0 million in the prior year period. The increase was due to higher rates on the debt during the six month period compared to last year. The average balance of our warehouse debt was $314.7 million during the six months ended June 30, 2025 compared to $190.1 million for the same period in 2024. The annualized average rate on our credit line debt was 9.4% for the six months ended June 30, 2025 compared to 10.5% in the prior year period.

Interest expense on subordinated renewable notes was $1.3 million for the six months ended June 30, 2025. The average balance of the outstanding subordinated debt increased by $5.9 million to $27.5 million for the six months ended June 30, 2025 compared to $21.6 million for the prior year. The average yield of subordinated notes was 9.7% in the current and prior period.

In June 2021, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. In March 2024, we completed a new residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. Interest expense on the residual interest financing was $7.0 million for the six months ended June 30, 2025 compared to $3.7 million for the same period in 2024.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	$3,627,800	$207,295	11.4%	$3,058,047	$172,655	11.3%
	$
Interest Bearing Liabilities
Warehouse lines of credit	$314,698	14,729	9.4%	$190,143	10,022	10.5%
Residual interest financing	136,989	6,962	10.2%	83,516	3,748	9.0%
Securitization trust debt	2,836,888	90,602	6.4%	2,471,683	73,860	6.0%
Subordinated renewable notes	27,493	1,329	9.7%	21,551	1,048	9.7%
	$3,316,068	113,622	6.9%	$2,766,893	88,678	6.4%

Net interest income/spread	$	$93,673			$83,977
Net interest yield (2)			5.2%			5.5%
Ratio of average interest earning assets to average interest bearing liabilities	$		109%			111%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2025 Compared to June 30, 2024
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets	$
Loan portfolio	$34,640	$29,696	$4,944

Interest Bearing Liabilities
Warehouse lines of credit	4,707	8,423	(3,716)
Residual interest financing	3,214	1,585	1,629
Securitization trust debt	16,742	5,084	11,658
Subordinated renewable notes	281	297	(16)
	24,944	15,390	9,554

Net interest income/spread	$9,696	$14,306	$(4,610)

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of June 30, 2025. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

For the six months ended June 30, 2025, we recorded a reduction to provision for credit losses on finance receivables in the amount of $1.8 million. The reserve decrease was primarily due to better than expected recovery rates and a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $3.6 million in reductions to provision for credit losses for the six months ended June 30, 2024.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense increased to $11.6 million during the six months ended June 30, 2025 from $10.8 million in the same period in 2024. We purchased $884.2 million of new contracts during the six months ended June 30, 2025 compared to $778.2 million in the prior year period.

Occupancy expenses was $2.8 million for the six months ending June 30, 2025, which is down from $3.0 million for the same period in 2024.

Depreciation and amortization expenses increased to $498,000 compared to $436,000 in the previous year.

For the six months ended June 30, 2025, we recorded income tax expense of $4.3 million, representing a 31% effective tax rate. In the prior period, our income tax expense was $4.0 million, representing a 30% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	June 30, 2025		June 30, 2024		December 31, 2024
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	211,246	$3,708,381	187,968	$3,173,282	201,441	$3,490,960
Period of delinquency (2)	.
31-60 days	13,594	$228,495	12,745	$204,373	14,643	$243,068
61-90 days	6,504	103,947	5,961	92,970	7,244	114,633
91+ days	3,885	56,775	3,019	47,565	4,477	65,081
Total delinquencies (2)	23,983	389,217	21,725	344,908	26,364	422,782
Amount in repossession (3)	6,628	97,733	5,251	76,767	6,227	95,620
Total delinquencies and amount in repossession (2)	30,611	$486,950	26,976	$421,675	32,591	$518,402

Delinquencies as a percentage of gross servicing portfolio	11.35%	10.50%	11.56%	10.87%	13.09%	12.11%
	.
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	14.49%	13.13%	14.35%	13.29%	16.18%	14.85%

Extension Experience
Contracts with one extension, accruing	35,067	$638,069	32,504	$572,142	33,623	$601,049
Contracts with two or more extensions, accruing	49,373	760,265	45,600	649,610	47,227	701,158
	84,440	1,398,334	78,104	1,221,752	80,850	1,302,207

Contracts with one extension, non-accrual (4)	3,037	45,330	2,956	46,720	3,483	53,018
Contracts with two or more extensions, non-accrual (4)	4,579	67,243	2,516	36,412	4,052	60,660
	7,616	112,573	5,472	83,132	7,535	113,678

Total contracts with extensions	92,056	$1,510,907	83,576	$1,304,885	88,385	$1,415,885

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

Net Charge-Off Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	Finance Receivables Portfolio
	June 30,	June 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Average servicing portfolio outstanding	$3,682,959	$3,122,278	$3,209,988
Annualized net charge-offs as a percentage of average servicing portfolio (2)	$7.45%	$7.26%	$7.62%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2025, and June 30, 2024, percentages represent three months ended June 30, 2025, and June 30, 2024, annualized. December 31, 2024, represents 12 months ended December 31, 2024.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2025, for accounts that received extensions from 2011 through 2024:

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2025	% Active or Paid Off at June 30, 2025	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2011	18,786	10,962	58.4%	6,883	36.6%	941	5.0%	19

2012	18,783	11,315	60.2%	6,667	35.5%	801	4.3%	18

2013	23,398	11,130	47.6%	11,282	48.2%	986	4.2%	23

2014	25,773	10,418	40.4%	14,486	56.2%	869	3.4%	25

2015	53,319	21,934	41.1%	30,056	56.4%	1,329	2.5%	26

2016	80,897	34,963	43.2%	42,980	53.1%	2,954	3.7%	26

2017	133,847	54,877	41.0%	68,256	51.0%	10,714	8.0%	23

2018	121,531	56,141	46.2%	53,509	44.0%	11,881	9.8%	20

2019	71,548	41,364	57.8%	22,772	31.8%	7,412	10.4%	19

2020	83,170	54,959	66.1%	24,176	29.1%	4,035	4.9%	22

2021	47,010	32,458	69.0%	13,316	28.3%	1,236	2.6%	21

2022	56,142	37,159	66.2%	17,029	30.3%	1,954	3.5%	17

2023	83,113	58,769	70.7%	21,085	25.4%	3,259	3.9%	13

2024	90,484	79,927	88.3%	7,915	8.7%	2,642	2.9%	8

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2019, 57.8% were either paid in full or active and performing as of June 30, 2025. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
	2025	2024	2024

Average number of extensions granted per month	9,376	7,135	7,540

Average number of outstanding accounts	210,262	183,077	189,460

Average monthly extensions as % of average outstandings	4.5%	3.9%	4.0%

____________________

Note: Table excludes portfolios originated and owned by third parties

	June 30, 2025		June 30, 2024		December 31, 2024
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	38,104	$683,399	35,460	$618,862	37,106	$654,067
Contracts with two extensions	23,041	391,605	21,486	369,387	22,452	382,301
Contracts with three extensions	14,192	231,630	11,757	178,488	13,300	214,194
Contracts with four extensions	8,355	122,257	6,759	75,866	7,462	99,071
Contracts with five extensions	4,861	55,981	4,895	40,991	4,645	43,264
Contracts with six extensions	3,503	26,034	3,219	21,291	3,420	22,988
	92,056	$1,510,907	83,576	$1,304,885	88,385	$1,415,885

Managed portfolio (excluding originated and owned by 3rd parties)	211,246	$3,708,381	187,968	$3,173,282	201,441	$3,490,960

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

Non-Accrual Receivables

It is not uncommon for our obligors to fall behind in their payments. However, with the diligent efforts of our Servicing staff and systems for managing our collection efforts, we regularly work with our customers to resolve delinquencies. Our staff are trained in employing a counseling approach to assist our customers with their cash flow management skills and help them to prioritize their payment obligations in order to avoid losing their vehicle to repossession. Through our experience, we have learned that once a customer becomes greater than 90 days past due, it is not likely that the delinquency will be resolved and will ultimately result in a charge-off. As a result, we do not recognize any interest income for contracts that are greater than 90 days past due.

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

Net cash provided by operating activities for the six-month period ended June 30, 2025 was $128.3 million, a increase of $32.3 million, compared to net cash provided by operating activities for the six-month period ended June 30, 2024 of $96.0 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $360.8 million for the six months ended June 30, 2025 compared to $317.8 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $882.9 million and $753.8 million during the first six months of 2025 and 2024, respectively.

Net cash provided by financing activities for the six months ended June 30, 2025 was $255.3 million compared to $363.0 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2025, we issued $862.4 million in new securitization trust debt compared to $1,307.1 million for the same period in 2024. We repaid $642.7 million in securitization trust debt in the six months ended June 30, 2025 compared to repayments of securitization trust debt of $563.7 million in the prior year period. In the six months ended June 30, 2025, we had net repayments on warehouse lines of credit of $16.6 million, compared to net advances from warehouse lines of credit of $150.7 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2025, we had unrestricted cash of $15.8 million and $136.4 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2025, we had approximately $18.6 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the six-month period ended June 30, 2025, we completed two securitizations aggregating $862.4 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2025, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2025, we had approximately $3,392.8 million of debt outstanding. Such debt consisted primarily of $2,813.2 million of securitization trust debt and $395.6 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $218.9 million while our warehouse lines of credit debt has decreased by $15.3 million since December 31, 2024 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $28.8 million and $26.5 million in subordinated renewable notes outstanding at June 30, 2025, and December 31, 2024, respectively. In June 2021, March 2024, and again on March 20, 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. As of June 30, 2025, all $155.1 million of the residual interest debt remains outstanding.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2025, we had approximately $3,392.8 million of debt outstanding. Such debt consisted primarily of $2,813.2 million of securitization trust debt and $395.6 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $218.9 million while our warehouse lines of credit debt has decreased by $15.3 million since December 31, 2024 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $28.8 million and $26.5 million in subordinated renewable notes outstanding at June 30, 2025, and December 31, 2024, respectively. In June 2021, March 2024, and again on March 20, 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. As of June 30, 2025, all $155.1 million of the residual interest debt remains outstanding.

Our substantial indebtedness could adversely affect our financial condition by, among other things:

•	increasing our vulnerability to general adverse economic and industry conditions.

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the amounts available for working capital, capital expenditures and other general corporate purposes.

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to borrow additional funds.

Although we believe we are able to service and repay such debt, there is no assurance that we will be able to do so. If we do not generate sufficient operating profits, our ability to make the required payments on our debt would be impaired. Failure to pay our indebtedness when due could have a material adverse effect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, we repurchased 76,880 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

April 2025	–	$–	–	$6,259,600
May 2025	27,544	$9.26	27,544	$6,004,586
June 2025	49,336	$9.98	49,336	$5,512,216
Total	76,880	$9.72	76,880

____________________

(1)	Each monthly period is the calendar month.
(2)	In April 2024, our board of directors authorized the purchase of an additional $10 million of our common stock. Through June 30, 2024, our board of directors had authorized the purchase of up to $113.2 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

CONSUMER PORTFOLIO SERVICES, INC. (Registrant)

Date: August 11, 2025	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr. Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ DENESH BHARWANI
Denesh Bharwani Executive Vice President and Chief Financial Officer (Principal Financial Officer)

