Form 10-Q
period 2025-09-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2025-11-10
CIK 889609

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 23, 2025, the registrant had 22,071,046 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$9,388	$11,713
Restricted cash and equivalents	142,506	125,684
Finance receivables measured at fair value	3,624,941	3,313,767
Finance receivables, net	977	4,987
Furniture and equipment, net	882	943
Other assets	31,082	36,774
	$3,809,776	$3,493,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$67,037	$70,151
Warehouse lines of credit	340,645	410,898
Residual interest financing	149,501	99,176
Securitization trust debt	2,916,439	2,594,384
Subordinated renewable notes	28,589	26,489
	3,502,211	3,201,098
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,143,708 and 21,432,698 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	26,171	25,720
Retained earnings	281,404	267,060
Accumulated other comprehensive loss	(10)	(10)
	307,565	292,770

	$3,809,776	$3,493,868

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Interest income	$107,166	$93,158	$314,462	$265,812
Mark to finance receivables measured at fair value	–	5,500	6,500	16,000
Other income	1,255	1,922	4,098	6,391
	108,421	100,580	325,060	288,203

Expenses:
Employee costs	22,465	24,162	71,860	72,303
General and administrative	13,421	13,276	40,147	40,288
Interest	59,098	50,056	172,720	138,735
Provision for credit losses	(712)	(994)	(2,472)	(4,579)
Sales	5,682	5,723	17,314	16,476
Occupancy	1,228	1,292	4,000	4,250
Depreciation and amortization	207	214	705	650
	101,389	93,729	304,274	268,123
Income before income tax expense	7,032	6,851	20,786	20,080
Income tax expense	2,179	2,055	6,442	6,022
Net income	$4,853	$4,796	$14,344	$14,058

Earnings per share:
Basic	$0.22	$0.22	$0.66	$0.66
Diluted	$0.20	$0.20	$0.59	$0.58

Number of shares used in computing earnings per share:
Basic	22,209	21,343	21,852	21,250
Diluted	24,046	24,153	24,187	24,340

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$4,853	$4,796	$14,344	$14,058

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$4,853	$4,796	$14,344	$14,058

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$14,344	$14,058
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	193,415	164,394
Depreciation and amortization	705	650
Amortization of deferred financing costs	9,317	7,740
Mark to finance receivables measured at fair value	(6,500)	(16,000)
Provision for credit losses	(2,472)	(4,579)
Stock-based compensation expense	1,862	2,368
Changes in assets and liabilities:
Deferred tax assets, net	1,010	2,171
Other assets	4,682	(15,126)
Accounts payable and accrued expenses	(3,114)	10,082
Net cash provided by operating activities	213,249	165,758

Cash flows from investing activities:
Payments received on finance receivables held for investment	6,482	21,475
Purchases of finance receivables measured at fair value	(1,275,701)	(1,195,886)
Payments received on finance receivables at fair value	777,612	637,844
Change in repossessions held in inventory	–	88
Purchase of furniture and equipment	(644)	(356)
Net cash used in investing activities	(492,251)	(536,835)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	1,280,700	1,453,921
Proceeds from issuance of subordinated renewable notes	4,013	8,784
Payments on subordinated renewable notes	(1,913)	(1,684)
Net proceeds from (repayments of) warehouse lines of credit	(72,297)	(125,566)
Net Proceeds from (repayment of) residual interest financing debt	51,110	50,000
Repayment of securitization trust debt	(957,621)	(840,480)
Payment of financing costs	(9,082)	(14,274)
Purchase of common stock	(6,119)	(12,828)
Exercise of options and warrants	4,708	6,825
Net cash provided by financing activities	293,499	524,698
Increase in cash and cash equivalents	14,497	153,621
Cash and restricted cash at beginning of period	137,397	125,431
Cash and restricted cash at end of period	$151,894	$279,052

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$162,493	$129,335
Income taxes	$6,729	$9,552

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Common Stock (Shares Outstanding)
Balance, beginning of period	22,224	21,305	21,433	21,175
Common stock issued upon exercise of options and warrants	34	272	1,352	1,700
Repurchase of common stock	(114)	(172)	(641)	(1,470)
Balance, end of period	22,144	21,405	22,144	21,405

Common Stock
Balance, beginning of period	$26,560	$25,062	$25,720	$28,678

Common stock issued upon exercise of options and warrants	91	910	4,708	6,825
Repurchase of common stock	(981)	(1,656)	(6,119)	(12,828)
Stock-based compensation	501	727	1,862	2,368
Balance, end of period	$26,171	$25,043	$26,171	$25,043

Retained Earnings
Balance, beginning of period	$276,551	$257,119	$267,060	$247,857
Net income	4,853	4,796	14,344	14,058
Balance, end of period	$281,404	$261,915	$281,404	$261,915

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(10)	$(1,867)	$(10)	$(1,867)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(10)	$(1,867)	$(10)	$(1,867)

Total Shareholders' Equity	$307,565	$285,091	$307,565	$285,091

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine-month period ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.

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

Anticipated credit losses are included in our estimation of cash to be received with respect to receivables.  In accordance with the fair value accounting standards, credit losses are included in our computation of the appropriate level yield, therefore we do not thereafter make periodic provision for credit losses, as our best estimate of the lifetime aggregate of credit losses is included in that initial computation. Also, because we include anticipated credit losses in our computation of the level yield, the computed level yield is materially lower than the average contractual rate applicable to the receivables. Because our initial recorded value is fixed as the price we pay for the receivable, rather than the contractual principal balance, we do not record acquisition fees as an amortizing asset related to the receivables, nor do we capitalize costs of acquiring the receivables. Rather we recognize the costs of acquisition as expenses in the period incurred.

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2025, and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Origination and servicing fees from third party receivables	$1,248	$1,647	$4,063	$5,485
Sales tax refunds	–	254	–	803
Other	7	21	35	103
Other income for the period	$1,255	$1,922	$4,098	$6,391

CONSUMER PORTFOLIO SERVICES, INC.

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

The following table presents the supplemental balance sheet information related to leases:

	September 30,	December 31,
	2025	2024
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$51,770	$51,093
Less: Accumulated amortization right-of-use assets	(35,055)	(31,644)
Operating lease right-of-use assets, net	$16,715	$19,449

Operating lease liabilities	$(18,748)	$(21,471)

Finance Leases
Property and equipment, at cost	$4,039	$3,794
Less: Accumulated depreciation	(3,635)	(3,488)
Property and equipment, net	$404	$306

Finance lease liabilities	$(418)	$(315)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.4%	6.5%

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2025 (excluding the nine months ended September 30, 2025)	$938	$52
2026	5,084	207
2027	5,242	149
2028	5,408	30
2029	3,761	10
Thereafter	985	–
Total undiscounted lease payments	21,418	448
Less amounts representing interest	(2,670)	(30)
Lease Liability	$18,748	$418

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Operating lease cost	$1,126	$1,311	$3,748	$3,996
Finance lease cost	55	34	164	82
Total lease cost	$1,181	$1,345	$3,912	$4,078

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)		(In thousands)
Operating cash flows from operating leases	$1,126	$1,311	$3,748	$3,996
Operating cash flows from finance leases	48	29	142	70
Financing cash flows from finance leases	7	6	22	13

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and nine months ended September 30, 2025, we recorded stock-based compensation costs in the amount of $500,000 and $1.9 million, respectively. These stock-based compensation costs were $727,000 and $2.4 million for the three and nine months ended September 30, 2024. As of September 30, 2025, unrecognized stock-based compensation costs to be recognized over future periods equaled $6.0 million. This amount will be recognized as expense over a weighted-average period of 3.47 years.

The following represents stock option activity for the nine months ended September 30, 2025:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,157	$5.37	N/A
Granted	1,430	8.19	N/A
Exercised	(1,352)	3.48	N/A
Forfeited	(7)	4.95	N/A
Options outstanding at the end of period	6,228	$6.43	3.47 years

Options exercisable at the end of period	4,438	$5.55	2.35 years

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the price distribution of stock options outstanding and exercisable as of September 30, 2025 and December 31, 2024:

	Number of shares as of		Number of shares as of
	September 30, 2025		December 31, 2024
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,098	1,098	1,197	1,197
$3.00 - $3.99	897	897	2,026	2,026
$4.00 - $4.99	1,190	1,190	1,262	972
$8.00 - $8.99	1,430	–	–	–
$10.00 - $10.99	1,613	1,253	1,612	892
Total shares	6,228	4,438	6,097	5,087

At September 30, 2025, the aggregate intrinsic value of options outstanding and exercisable was $12.3 million. There were 1.4 million options exercised for the nine months ended September 30, 2025, compared to 1.7 million for the comparable period in 2024. The total intrinsic value of options exercised was $8.4 million and $8.0 million for the nine-month periods ended September 30, 2025, and 2024. There were 1,501,000 shares available for future stock option grants under existing plans as of September 30, 2025.

Purchases of Company Stock

The table below describes the purchase of our common stock for the nine-months ended September 30, 2025, and 2024:

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	89,362	$9.48	473,202	$8.67
Shares redeemed upon net exercise of stock options	451,937	9.76	876,456	8.66
Other	100,000	8.62	120,000	9.49
Total stock purchases	641,299	$9.54	1,469,658	$8.73

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2025, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

The following table presents the components of Finance Receivables, net of allowance for finance credit losses:

	September 30,	December 31,
	2025	2024
	(In thousands)
Finance receivables	$977	$5,420
Less: Allowance for finance credit losses	–	(433)
Finance receivables, net	$977	$4,987

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments. The following table summarizes the delinquency status of finance receivables as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Delinquency Status	(In thousands)
Current	$556	$2,994
31-60 days	154	1,184
61-90 days	227	971
91 + days	40	271
	$977	$5,420

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $40,000 and $271,000 at September 30, 2025, and December 31, 2024, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2025, and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Balance at beginning of period	$145	$684	$433	$2,869
Provision for credit losses on finance receivables	(712)	(994)	(2,472)	(4,579)
Charge-offs	(120)	(544)	(584)	(1,976)
Recoveries	687	1,340	2,623	4,172
Balance at end of period	$–	$486	$–	$486

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2025 (2)	Principal	2025	2024	2025
	(Dollars in thousands)
CPS 2020-C	November 2027	$–	$252,200	$–	$22,453	–
CPS 2021-A	March 2028	–	230,545	–	22,396	–
CPS 2021-B	June 2028	24,710	240,000	19,436	31,903	3.41%
CPS 2021-C	September 2028	38,935	291,000	30,814	49,739	2.89%
CPS 2021-D	December 2028	55,549	349,202	46,683	72,090	3.76%
CPS 2022-A	April 2029	63,523	316,800	49,477	77,872	3.93%
CPS 2022-B	October 2029	101,335	395,600	85,400	132,002	6.36%
CPS 2022-C	April 2030	123,463	391,600	89,070	141,176	7.32%
CPS 2022-D	June 2030	112,715	307,018	96,940	135,857	9.58%
CPS 2023-A	August 2030	137,807	324,768	96,162	146,020	7.45%
CPS 2023-B	November 2030	152,355	332,885	117,944	172,154	7.53%
CPS 2023-C	February 2031	147,251	291,732	123,154	175,219	7.26%
CPS 2023-D	May 2031	156,958	286,149	136,229	191,621	7.99%
CPS 2024-A	August 2031	167,533	280,924	145,377	206,348	6.41%
CPS 2024-B	November 2031	214,128	319,871	192,643	262,768	6.57%
CPS 2024-C	March 2032	312,286	436,310	283,539	379,254	6.33%
CPS 2024-D	June 2032	327,936	416,816	298,515	390,983	5.26%
CPS 2025-A	August 2032	384,422	442,420	354,756	–	5.49%
CPS 2025-B	March 2033	398,857	419,950	369,875	–	5.42%
CPS 2025-C	May 2033	415,633	418,330	396,919	–	5.08%
		$3,335,398	$6,744,120	$2,932,933	$2,609,855

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $279.4 million in 2025, $1,055.9 million in 2026, $736.0 million in 2027, $451.5 million in 2028, $257.3 million in 2029, $116.5 million in 2030, and $19.8 million in 2031.
(2)	Includes repossessed assets that are included in other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $16.5 million and $15.5 million as of September 30, 2025, and December 31, 2024, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We followed all such covenants as of September 30, 2025.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of September 30, 2025, restricted cash under the various agreements totaled approximately $142.5 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at September 30, 2025, and December 31, 2024, are summarized below:

				Amount Outstanding at
				September 30,	December 31,
				2025	2024
				(In thousands)
Description	Interest Rate	Subordinate Lender Interest Rate	Maturity
Warehouse lines of credit	2.85% over CP yield rate (Minimum 3.75%) 7.18% and 7.52% at September 30, 2025 and December 31 2024, respectively	6.40% over SOFR yield rate (Minimum 7.15%) 10.78% and 11.09% at September 30, 2025 and December 31, 2024, respectively	July 2026	$291,217	$269,602

Warehouse lines of credit	4.50% over a commercial paper rate (Minimum 7.50%) 8.65% and 8.90% at September 30 2025, and December 31 2024, respectively		March 2026	51,685	145,597

Residual interest financing	7.86%		June 2026	36,490	50,000

Residual interest financing	11.50%		March 2029	49,988	50,000

Residual interest financing	11.00%		June 2032	64,632	–

Subordinated renewable notes	Weighted average rate of 8.99% and 9.24% at September 30, 2025 and December 31, 2024, respectively		Weighted average maturity of October 2027 and December 2026 at September 30, 2025 and December 31, 2024, respectively	28,589	26,489
				$522,601	$541,688

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 20, 2025, we completed a $65 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $65.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from October 2023 through September 2024. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2025-1, consist of a single class with a coupon of 11.00%. At September 30, 2025, there was $64.6 million outstanding under this facility.

On December 19, 2024, we increased the capacity of our revolving credit agreement with Citibank, N.A., to $335 million. This follows the November 2024 closing of a revolving credit agreement with Oaktree Capital Management, which is subordinate to our credit agreement with Citibank, N.A. The facility provides effective advances up to 10.00% of eligible finance receivables, effectively increasing the advance rate up to 95% across the facility for eligible receivables. The revolving credit agreement with Citibank, N.A. was last renewed in July 2024, extending the maturity date to July 2026 followed by an amortization period through July 2027 for any receivables pledged at the end of the revolving period. There was $291.2 million outstanding under this facility at September 30, 2025.

On March 29, 2024, we renewed our two-year $200 million revolving credit agreement with Ares Agent Services, L.P. The revolving period for this facility was extended to March 2026 followed by an amortization period through March 2028 for any receivables pledged at the end of the revolving period. There was $51.7 million outstanding under this facility at September 30, 2025.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At September 30, 2025, there was $50.0 million outstanding under this facility.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At September 30, 2025, there was $36.5 million outstanding under this facility.

Unamortized debt issuance costs of $1.6 million and $824,000 as of September 30, 2025, and December 31, 2024, respectively, have been excluded from the amount reported above for residual interest financing. Similarly, unamortized debt issuance costs of $2.3 million and $4.3 million as of September 30, 2025, and December 31, 2024, respectively, have been excluded from the warehouse lines of credit amounts in the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Interest on finance receivables at fair value	$104,890	$89,942	$307,484	$255,546
Interest on finance receivables	844	1,516	2,949	5,634
Other interest income	1,432	1,700	4,029	4,632

Interest income	$107,166	$93,158	$314,462	$265,812

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Securitization trust debt	$47,581	$42,998	$138,182	$116,859
Warehouse lines of credit	6,710	4,000	21,439	14,022
Residual interest financing	4,085	2,477	11,048	6,225
Subordinated renewable notes	722	581	2,051	1,629

Interest expense	$59,098	$50,056	$172,720	$138,735

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2025, and 2024 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2025, and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	22,209	21,343	21,852	21,250

Incremental common shares attributable to exercise of outstanding options and warrants	1,837	2,810	2,335	3,090

Weighted average number of common shares used to compute diluted earnings per share	24,046	24,153	24,187	24,340

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month period ended September 30, 2025, would have included an additional 1.6 million shares attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2024, 1.6 million and 1.7 million shares, respectively, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of September 30, 2025, and December 31, 2024, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the financial statements. A valuation allowance is recognized to reduce a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. When making this judgment, both positive and negative evidence is considered, with the most weight given to evidence that can be objectively verified. The recognition of deferred tax liabilities, however, does not require a similar more likely than not test for realization. They are recognized with the expectation that they will be settled in future periods when the related taxable temporary differences reverse. As of September 2025, we have a net deferred tax liabilities of $674,000. Our net deferred tax liabilities of $674,000 consists of approximately $847,000 of net U.S. federal deferred tax liabilities and $173,000 of net state deferred tax assets.

Income tax expense was $2.2 million for the three months and $6.4 million nine months ended September 30, 2025, representing effective income tax rates of 31%, compared to income tax expense of $2.1 million and 6.0 million for the three months and nine months ended September 30, 2024, and representing effective income tax rates of 30% respectively.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of the matters described or referenced above. We record at each measurement date, most recently as of September 30, 2025, our best estimate of probable incurred losses for legal contingencies, including the matters identified above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies we face, including those described or identified above, as of September 30, 2025, does not exceed $3.2 million.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarter ended September 30, 2025, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and our assessment of potential additional future net losses on the portfolio of finance receivables carried at fair value and did not record a mark down to that portfolio.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Balance at beginning of period	$3,559,029	$2,960,375	$3,313,767	$2,722,662
Finance receivables at fair value acquired during period	392,822	442,126	1,275,701	1,195,886
Payments received on finance receivables at fair value	(260,043)	(217,945)	(777,612)	(637,844)
Net interest income accretion on fair value receivables	(66,867)	(57,746)	(193,415)	(164,394)
Mark to fair value	–	5,500	6,500	16,000
Balance at end of period	$3,624,941	$3,132,310	$3,624,941	$3,132,310

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	September 30, 2025		December 31, 2024
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$3,759,339	$3,624,941	$3,485,540	$3,313,767

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Weight Avg. Inputs as of
	September 30,	December 31,		September 30,	December 31,
	2025	2024	Unobservable	2025	2024
	(In thousands)
Assets:
Finance receivables measured at fair value	$3,624,941	$3,313,767	Discount rate	11.29%	11.37%
			Cumulative net losses	15.85%	15.47%

The following table summarizes the delinquency status of these finance receivables measured at fair value as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(In thousands)
Delinquency Status
Current	$3,234,924	$2,969,864
31 - 60 days	247,787	241,883
61 - 90 days	111,169	113,662
91 + days	58,631	64,810
Repo	106,828	95,321
	$3,759,339	$3,485,540

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the nine months ended September 30, 2025, and 2024.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities, excluding assets carried at fair value, on September 30, 2025, and December 31, 2024, were as follows:

	As of September 30, 2025
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,388	$9,388	$–	$–	$9,388
Restricted cash and equivalents	142,506	142,506	–	–	142,506
Finance receivables, net	977	–	–	806	806
Accrued interest receivable	14	–	–	14	14
Liabilities:
Warehouse lines of credit	$340,645	$–	$–	$340,645	$340,645
Residual interest financing	149,501			149,501	149,501
Accrued interest payable	11,573	–	–	11,573	11,573
Securitization trust debt	2,916,439	–	–	2,912,901	2,912,901
Subordinated renewable notes	28,589	–	–	28,589	28,589

	As of December 31, 2024
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,713	$11,713	$–	$–	$11,713
Restricted cash and equivalents	125,684	125,684	–	–	125,684
Finance receivables, net	4,987	–	–	3,996	3,996
Accrued interest receivable	65	–	–	65	65
Liabilities:
Warehouse lines of credit	$410,898	$–	$–	$410,898	$410,898
Accrued interest payable	10,663	–	–	10,663	10,663
Securitization trust debt	2,594,384	–	–	2,614,352	2,614,352
Subordinated renewable notes	26,489	–	–	26,489	26,489

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Within the Company’s one reportable segment, it provides indirect vehicle financing to motor vehicle dealer’s less credit- worthy borrowers. The Company’s revenue primarily consists of interest income and is derived from the interest recorded on contracts the Company has purchased. The revenue generated from any individual borrower is deemed to be immaterial.

(11) Subsequent Events

On October 17, 2025, we closed a new two-year $167.5 million revolving credit agreement with Capital One, N.A. The credit facility includes a subordinate lender, in which it will provide effective advances up to 10% of eligible finance receivables, effectively increasing the advance rate up to 95.5% across the facility. The revolving period for this facility will extend to October 2027 followed by an amortization period through April 2028 for any receivables pledged at the end of the revolving period.

On October 23, 2025, we executed our fourth securitization of 2025. In the transaction, qualified institutional buyers purchased $384.6 million of asset-backed notes secured by $392.5 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2025-D, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average yield on the notes is approximately 5.72%.

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2025, we have originated a total of approximately $24.3 billion of automobile contracts, primarily by purchasing retail installment sales contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2019	1,002,782	2,416,042
2020	742,584	2,174,972
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
2024	1,681,941	3,665,725
Nine months ended September 30, 2025	1,275,293	3,892,856

In May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that don’t meet our lending criteria. We service all such contracts on behalf of the third-party. We earn fees for originating the receivable and also servicing fees on active accounts in the third-party portfolio. For the nine months ended September 30, 2025, we originated $11.0 million under this third-party program. As of September 30, 2025, our managed portfolio includes $132.5 million of such third-party receivables.

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

Since 1994 we have conducted 106 term securitizations of automobile contracts that we originated. As of September 30, 2025, 18 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114
2024	4	1,533,854
Nine months ended September 30, 2025	3	1,335,329

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

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other events of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2025, we were in compliance with all such covenants.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2025, with the three months ended September30, 2024

Revenues.  During the three months ended September 30, 2025, our revenues were $108.4 million, an increase of $7.8 million, or 7.8% from the prior year revenue of $100.6 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended September 30, 2025, did not include a mark to the recorded value of the finance receivables measured at fair value. Marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in no marks to finance receivables measured at fair value. There was a $5.5 million mark up to the fair value portfolio in the prior year period.

Interest income for the three months ended September 30, 2025, increased $14.0 million, or 15.0%, to $107.2 million from $93.2 million in the prior year. The primary reason for the increase in interest income is the 14.2% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio is 11.4% for both current and in the prior period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$3,745,325	$107,166	11.4%	$3,278,336	$93,158	11.4%

Other income was $1.3 million for the three months ended September 30, 2025, compared to $1.9 million for the comparable period in 2024. This $667,000 decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $1.2 million for the quarter ended September 30, 2025, compared to $1.6 million in the prior year period.

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

Total operating expenses were $101.4 million for the three months ended September 30, 2025, compared to $93.7 million for the prior period, an increase of $7.7 million, or 8.2%. The increase is primarily due to increases in interest expense.

Employee costs were $22.5 million during the three months ended September 30, 2025, compared to $24.2 million for the same quarter in the prior year, a decrease of $1.7 million, or 7.0%. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2025, and 2024:

	Three Months Ended September 30,
	2025	2024
	(Dollars in millions)
Contracts purchased (dollars)	$391.1	$445.9
Contracts purchased (units)	16,832	20,179
Managed portfolio outstanding (dollars)	$3,760.3	$3,329.8
Managed portfolio outstanding (units)	212,509	194,434

Number of Originations staff	180	200
Number of Sales staff	116	116
Number of Servicing staff	555	525
Number of other staff	67	84
Total number of employees	918	925

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $13.4 million, an increase of $145,000 from $13.3 million in the prior year period.

Interest expense for the three months ended September 30, 2025, was $59.1 million and represented 58.3% of total operating expenses, compared to $50.1 million in the previous year, when it was 53.4% of total operating expenses. The $9.0 million increase in interest expense compared to the prior year period was largely due to increases in the average balance of our securitization trust debt, warehouse credit line debt and residual interest financing debt. To a lesser extent, the increase is also due to the increase in the interest rate on our securitization trust debt.

Interest on securitization trust debt increased by $4.6 million for the three months ended September 30, 2025, compared to the prior period. The average balance of securitization trust debt increased to $2.830 million for the three months ended September 30, 2025, compared to $2,706.3 million for the three months ended September 30, 2024. The annualized average rate on our securitization trust debt was 6.7% for the three months ended September 30, 2025, compared to 6.4% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%
January 2025	5.88%
May 2025	5.96%
July 2025	5.43%

Interest expense on warehouse credit line debt increased by $2.7 million to $6.7 million for the three months ended September 30, 2025, compared to $4.0 million in the prior year period. The increase was primarily due to the higher utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $284.6 million during the three months ended September 30, 2025, compared to $132.3 million for the same period in 2024. The annualized average rate on our credit line debt was 9.4% for the three months ended September 30, 2025, compared to 12.1% in the prior year period.

Interest expense on subordinated renewable notes was $722,000 for the three months ended September 30, 2025. The average balance of the outstanding subordinated debt was $29.0 million for the three months September 30, 2025, compared to $23.2 million for the prior year period. The average yield of subordinated notes is 10.0% for both current and the prior period.

In June 2021, March 2024, and again on March 20, 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. Interest expense for these residual interest financings was $4.1 million for the three months ended September 30, 2025, compared to 2.5 million for the same period in 2024.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2025, and 2024:

	Three Months Ended September 30,
	2025			2024
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan Portfolio	$3,745,325	$107,166	11.4%	$3,278,336	$93,158	11.4%

Interest Bearing Liabilities
Warehouse lines of credit	$284,638	$6,710	9.4%	$132,254	$4,000	12.1%
Residual interest financing	165,000	4,085	9.9%	100,000	2,477	9.9%
Securitization trust debt	2,829,527	47,581	6.7%	2,706,266	42,998	6.4%
Subordinated renewable notes	28,976	722	10.0%	23,237	581	10.0%
	$3,308,141	59,098	7.1%	$2,961,757	50,056	6.8%

Net interest income/spread		$48,068			$43,102
Net interest yield (2)			4.3%			4.6%
Ratio of average interest earning assets to average interest bearing liabilities			113%			111%

_________________________

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

     (2)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2025
	Compared to September 30, 2024
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan Portfolio	$14,008	$14,008	$–

Interest Bearing Liabilities
Warehouse lines of credit	2,710	4,631	(1,921)
Residual interest financing	1,608	1,608	–
Securitization trust debt	4,583	2,461	2,122
Subordinated renewable notes	141	141	–
	9,042	8,841	201

Net interest income/spread	$4,966	$5,167	$(201)

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of September 30, 2025. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

For the three months ended September 30, 2025, we recorded a reduction to provision for credit losses on finance receivables in the amount of $712,000. The reserve decrease was primarily due to better-than-expected recovery rates and a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual incurred losses. This compares to $994,000 in reductions to provision for credit losses for the three months ended September 30, 2024.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commission based on volume of contract purchases. Sales expense decreased by $41,000 to $5.7 million during the three months ended September 30, 2025, from $5.7 million for the same quarter in 2024. We purchased $391.1 million of new contracts during the three months ended September 30, 2025, compared to $445.9 million in the prior year period.

Occupancy expenses were $1.2 million for the three months ending September 30, 2025, which is down from $1.3 million in the third quarter of 2024.

Depreciation and amortization expenses decreased to $207,000 compared to $214,000 in the previous year.

For the three months ended September 30, 2025, we recorded income tax expense of $2.2 million, representing a 31% effective tax rate. In the prior period, our income tax expense was $2.1 million, representing a 30% effective tax rate.

Comparison of Operating Results for the nine months ended September 30, 2025 with the nine months ended September 30, 2024

Revenues.  During the nine months ended September 30, 2025, our revenues were $325.1 million, an increase of $36.9 million, or 12.8%, from the prior year revenue of $288.2 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the nine months ended September 30, 2025 include a $6.5 million mark up to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in a mark up for certain receivables and a mark down to the fair values of selected receivables. The net effect of the marks to the fair value resulted in a net mark up of $6.5 million. There was a $16.0 million mark up to the fair value portfolio in the prior year period.

Interest income for the nine months ended September 30, 2025 increased $48.7 million, or 18.3%, to $314.5 million from $265.8 million in the prior year. The primary reason for the increase in interest income is the 17.1% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio increased from 11.3% in the prior year period to 11.4% in the current year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$3,666,975	$314,462	11.4%	$3,131,477	$265,812	11.3%

Other income was $4.1 million for the nine months ended September 30, 2025 compared to $6.4 million for the comparable period in 2024. This $2.3 million decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $4.1 million for the nine months ended September 30, 2025 compared to $5.5 million in the prior year period.

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

Total operating expenses were $304.3 million for the nine months ended September 30, 2025, compared to $268.1 million for the prior period, an increase of $36.2 million, or 13.5% The increase is primarily due to increases in interest expense and a decrease in the reduction to provision for credit losses. To a lesser extent, increases to sales expenses also contributed to the increase in operating expenses during the period.

Employee costs were $71.9 million during the nine months ended September 30, 2025 compared to $72.3 million for the same period in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods ended, September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Contracts purchased (dollars)	$1,275.3	$1,224.1
Contracts purchased (units)	56,861	56,303
Managed portfolio outstanding (dollars)	$3,760.3	$3,329.8
Managed portfolio outstanding (units)	212,509	194,434

Number of Originations staff	180	200
Number of Sales staff	116	116
Number of Servicing staff	555	525
Number of other staff	67	84
Total number of employees	918	925

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $40.1 million for the nine months ended September 30, 2025, a decrease of $141,000 from $40.3 million in the prior year period.

Interest expense for the nine months ended September 30, 2025, was $172.7 million, compared to $138.7 million in the previous year, an increase of $34.0 million.

Interest on securitization trust debt increased by $21.3 million for the nine months ended September 30, 2025, compared to the prior period. The average balance of securitization trust debt increased to $2,834.4 million for the nine months ended September 30, 2025, compared to $2,549.9 million for the nine months ended September 30, 2024. The annualized average rate on our securitization trust debt was 6.5% for the nine months ended September 30, 2025, compared to 6.1% in the prior year period. The blended interest rates on new term securitizations have been increasing since 2022. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%
January 2025	5.88%
May 2025	5.96%
July 2025	5.43%

Interest expense on warehouse credit line debt increased by $7.4 million to $21.4 million for the nine months ended September 30, 2025 compared to $14.0 million in the prior year period. The increase was due to higher rates on the debt during the nine month period compared to last year. The average balance of our warehouse debt was $304.6 million during the nine months ended September 30, 2025 compared to $170.7 million for the same period in 2024. The annualized average rate on our credit line debt was 9.4% for the nine months ended September 30, 2025 compared to 11.0% in the prior year period.

Interest expense on subordinated renewable notes was $2.1 million for the nine months ended September 30, 2025. The average balance of the outstanding subordinated debt increased by $5.9 million to $28.0 million for the nine months ended September 30, 2025 compared to $22.1 million for the prior year. The average yield of subordinated notes was 9.8% in the current and prior period.

In June 2021, March 2024, and again on March 20, 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. Interest expense on the residual interest financing was $11.0 million for the nine months ended September 30, 2025 compared to $6.2 million for the same period in 2024.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	$3,666,975	$314,462	11.4%	$3,131,477	$265,812	11.3%

Interest Bearing Liabilities
Warehouse lines of credit	$304,568	21,439	9.4%	$170,706	14,022	11.0%
Residual interest financing	146,429	11,048	10.1%	89,051	6,225	9.3%
Securitization trust debt	2,834,434	138,182	6.5%	2,549,877	116,859	6.1%
Subordinated renewable notes	27,993	2,051	9.8%	22,117	1,629	9.8%
	$3,313,424	172,720	7.0%	$2,831,751	138,735	6.5%

Net interest income/spread		$141,742			$127,077
Net interest yield (2)			4.5%			4.8%

Ratio of average interest earning assets to average interest bearing liabilities			111%			111%

_________________________

     (1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances

     (2)  Annualized net interest income divided by average interest earning assets

	Nine Months Ended September 30, 2025
	Compared to September 30, 2024
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan portfolio	$48,650	$44,390	$4,260
Interest Bearing Liabilities
Warehouse lines of credit	7,417	12,188	(4,771)
Residual interest financing	4,823	3,740	1,083
Securitization trust debt	21,323	10,280	11,043
Subordinated renewable notes	422	436	(14)
	33,985	26,645	7,340

Net interest income/spread	$14,665	$17,745	$(3,080)

Our evaluation of the allowance for credit losses indicated that the reserves against future losses are adequate as of September 30, 2025. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio.  Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

For the nine months ended September 30, 2025, we recorded a reduction to provision for credit losses on finance receivables in the amount of $2.5 million. The reserve decrease was primarily due to better-than-expected recovery rates and a decrease in lifetime expected credit losses resulting from improved credit performance as our previous estimates for future losses exceeded actual losses incurred. This compares to $4.6 million in reductions to provision for credit losses for the nine months ended September 30, 2024.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense increased to $17.3 million during the nine months ended September 30, 2025 from $16.5 million in the same period in 2024. We purchased $1,275.3 million of new contracts during the nine months ended September 30, 2025 compared to $1,224.1 million in the prior year period.

Occupancy expenses were $4.0 million for the nine months ending September 30, 2025, which is down from $4.3 million for the same period in 2024.

Depreciation and amortization expenses increased to $705,000 compared to $650,000 in the previous year.

For the nine months ended September 30, 2025, we recorded income tax expense of $6.4 million, representing a 31% effective tax rate. In the prior period, our income tax expense was $6.0 million, representing a 30% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	September 30, 2025		September 30, 2024		December 31, 2024
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	212,509	$3,760,315	194,434	$3,329,836	201,441	$3,490,960
Period of delinquency (2)
31-60 days	14,498	$247,940	13,460	$219,265	14,643	$243,068
61-90 days	6,924	111,396	6,621	103,404	7,244	114,633
91+ days	4,057	58,672	3,402	52,046	4,477	65,081
Total delinquencies (2)	25,479	418,008	23,483	374,715	26,364	422,782
Amount in repossession (3)	7,173	106,907	6,222	92,939	6,227	95,620
Total delinquencies and amount in repossession (2)	32,652	$524,915	29,705	$467,654	32,591	$518,402

Delinquencies as a percentage of gross servicing portfolio	11.99	11.12%	12.08	11.25%	13.09%	12.11%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	15.36	13.96%	15.28	14.04%	16.18%	14.85%

Extension Experience
Contracts with one extension, accruing	36,628	$674,431	32,191	$567,435	33,623	$601,049
Contracts with two or more extensions, accruing	50,593	794,733	46,701	681,625	47,227	701,158
	87,221	1,469,164	78,892	1,249,060	80,850	1,302,207

Contracts with one extension, non-accrual (4)	3,034	45,617	3,293	51,821	3,483	53,018
Contracts with two or more extensions, non-accrual (4)	5,183	75,779	3,278	48,020	4,052	60,660
	8,217	121,396	6,571	99,841	7,535	113,678

Total contracts with extensions	95,438	$1,590,560	85,463	$1,348,901	88,385	$1,415,885

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

Net Charge-Off Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	Finance Receivables Portfolio
	September 30,	September 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Average servicing portfolio outstanding	$3,666,975	$3,131,477	$3,209,988
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	7.67%	7.47%	7.62%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. September 30, 2025, and September 30, 2024, percentages represent nine months ended September 30, 2025, and September 30, 2024, annualized. December 31, 2024, represents 12 months ended December 31, 2024.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2025, for accounts that received extensions from 2011 through 2024:

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2025	% Active or Paid Off at September 30, 2025	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2011	18,786	10,962	58.4%	6,883	36.6%	941	5.0%	19

2012	18,783	11,315	60.2%	6,667	35.5%	801	4.3%	18

2013	23,398	11,130	47.6%	11,282	48.2%	986	4.2%	23

2014	25,773	10,418	40.4%	14,486	56.2%	869	3.4%	25

2015	53,319	21,932	41.1%	30,058	56.4%	1,329	2.5%	26

2016	80,897	34,936	43.2%	43,007	53.2%	2,954	3.7%	26

2017	133,847	54,799	40.9%	68,336	51.1%	10,712	8.0%	23

2018	121,531	56,011	46.1%	53,641	44.1%	11,879	9.8%	20

2019	71,548	41,186	57.6%	22,951	32.1%	7,411	10.4%	19

2020	83,170	54,607	65.7%	24,531	29.5%	4,032	4.8%	23

2021	47,010	32,043	68.2%	13,731	29.2%	1,236	2.6%	22

2022	56,142	36,099	64.3%	18,089	32.2%	1,954	3.5%	18

2023	83,113	56,070	67.5%	23,784	28.6%	3,259	3.9%	15

2024	90,484	75,690	83.7%	12,153	13.4%	2,641	2.9%	10

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For example, of the accounts granted extensions in 2019, 57.6% were either paid in full or active and performing as of September 30, 2025. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue after the extension.

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

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024	2024

Average number of extensions granted per month	8,725	7,342	7,540

Average number of outstanding accounts	209,228	186,139	189,460

Average monthly extensions as % of average outstandings	4.2%	3.9%	4.0%

____________________

Note: Table excludes portfolios originated and owned by third parties

	September 30, 2025		September 30, 2024		December 31, 2024
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	39,662	$720,048	35,484	$619,256	37,106	$654,067
Contracts with two extensions	23,521	404,496	22,277	381,208	22,452	382,301
Contracts with three extensions	14,574	236,989	12,614	198,602	13,300	214,194
Contracts with four extensions	8,828	134,431	7,053	86,837	7,462	99,071
Contracts with five extensions	5,199	65,084	4,674	40,801	4,645	43,264
Contracts with six extensions	3,654	29,513	3,361	22,196	3,420	22,988
	95,438	$1,590,560	85,463	$1,348,900	88,385	$1,415,885

Managed portfolio (excluding originated and owned by 3rd parties)	212,509	$3,760,315	194,434	$3,329,836	201,441	$3,490,960

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

Net cash provided by operating activities for the nine-month period ended September 30, 2025 was $213.2 million, an increase of $47.4 million, compared to net cash provided by operating activities for the nine-month period ended September 30, 2024 of $165.8 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $492.3 million for the nine months ended September 30, 2025 compared to $536.8 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $1,275.7 million and $1,195.9 million during the first nine months of 2025 and 2024, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $293.5 million compared to $524.7 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first nine months of 2025, we issued $1,280.7 million in new securitization trust debt compared to $1,453.9 million for the same period in 2024. We repaid $957.6 million in securitization trust debt in the nine months ended September 30, 2025 compared to repayments of securitization trust debt of $840.5 million in the prior year period. In the nine months ended September 30, 2025, we had net repayments on warehouse lines of credit of $72.3 million, compared to net advances from warehouse lines of credit of $125.6 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2025, we had unrestricted cash of $8.1 million and $271.0 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of September 30, 2025, we had approximately $8.5 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the nine-month period ended September 30, 2025, we completed three securitizations aggregating $1,280.7 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of September 30, 2025, we were in compliance with all such financial covenants.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2025, we had approximately $3,435.2 million of debt outstanding. Such debt consisted primarily of $2,916.4 million of securitization trust debt and $340.6 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $322.1 million while our warehouse lines of credit debt has decreased by $70.3 million since December 31, 2024 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $28.6 million and $26.5 million in subordinated renewable notes outstanding at September 30, 2025, and December 31, 2024, respectively. In June 2021, March 2024, and again on March 20, 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. As of September 30, 2025, we have $149.5 million of the residual interest debt remains outstanding.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2025, we had approximately $3,435.2 million of debt outstanding. Such debt consisted primarily of $2,916.4 million of securitization trust debt and $340.6 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $322.1 million while our warehouse lines of credit debt has decreased by $70.3 million since December 31, 2024 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $28.6 million and $26.5 million in subordinated renewable notes outstanding at September 30, 2025, and December 31, 2024, respectively. In June 2021, March 2024, and again on March 20, 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. As of September 30, 2025, we have $149.5 million of the residual interest debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we repurchased 112,482 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)
July 2025	–	$–	–	$5,512,216
August 2025	1,500	8.11	1,500	$5,500,052
September 2025	110,982	8.56	110,982	$4,550,135
Total	112,482	$8.55	112,482

____________________

(1)	Each monthly period is the calendar month.
(2)	In April 2024, our board of directors authorized the purchase of an additional $10 million of our common stock. Through September 30, 2024, our board of directors had authorized the purchase of up to $113.2 million of our outstanding securities, under a program first announced in our annual report for the year 2002, filed on June 26, 2003. All purchases described in the table above were under the program announced in June 2003, which has no fixed expiration date.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 10, 2025

By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025

By:	/s/ DENESH BHARWANI
Denesh Bharwani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

