Form 10-K
period 2025-12-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2026-03-16
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

    Yes ☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 8,047,319 shares of the registrant’s common stock held by non-affiliates as of the date of June 30, 2025, based upon the closing price of the registrant’s common stock of $9.83 per share reported by Nasdaq as of that date, was approximately $79,105,149. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant.

The number of shares of the registrant’s Common Stock outstanding on March 4, 2026, was 21,760,275.

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

ii

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2025, we have purchased a total of approximately $24.7 billion of automobile contracts from dealers. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2025, are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
2024	1,681,941	3,665,725
2025	1,638,326	3,898,425

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

Most of our contract acquisitions volume results from our purchases of retail installment sales contracts from franchised or independent automobile dealers. We establish relationships with dealers through our employee sales representatives, who contact prospective dealers to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our sales representatives represent us exclusively. They may work from our Irvine branch, our Las Vegas branch, or in the field, in which case they work remotely and support dealers in their geographic area. Our sales representatives present dealers with a sales package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2025, we had 118 sales personnel, and in that month, we received applications from 7,700 dealers in 47 states. As of December 31, 2025, approximately 73% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers.

We have in the past solicited credit applications directly from prospective automobile consumers through the internet under a program we refer to as our direct lending platform. For qualified applicants we offered terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. Applicants approved in this fashion are free to shop for and purchase a vehicle from a dealer of their choosing, after which we entered into a note and security agreement directly with the consumer. We terminated our direct lending platform in September 2023, however, we intend to continue servicing our existing direct loans. In December 2025, CPS began to originate loans directly to consumers for the refinancing of an existing loan from other lenders secured by an automobile. The credit, underwriting, purchase and servicing procedures with respect to such contracts are substantially the same as those purchased from dealers. As of December 31, 2025, automobile contracts under the direct lending and refinance platform represented 0.9% of our outstanding managed portfolio.

For the year ended December 31, 2025, approximately 90% of the automobile contracts originated under our programs consisted of financing for used cars and 10% consisted of financing for new cars.

We generally solicit applications with the intent of originating contracts to hold as investments in our own portfolio. However, in May 2021 we began purchasing some contracts for immediate sale to a third-party to whom we refer applications that do not meet our lending criteria. We service all such contracts on behalf of the third-party.

For contracts we originate for our own portfolio, we generally finance them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of automobile contracts to a special purpose subsidiary of ours. The subsidiary in turn issues (or contributes to a trust that issues) asset-backed securities, which are purchased by institutional investors. Since 1994, we have completed 107 term securitizations of approximately $22.4 billion in automobile contracts. We depend upon the availability of short-term warehouse credit facilities as interim financing for our contract purchases prior to the time we pool those contracts for a securitization. As of December 31, 2025, we had three such short-term warehouse facilities with a total maximum borrowing capacity of $702.5 million.

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

Contract Acquisitions

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer’s application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the interest rate and monthly payment made available to the dealer’s customer; (ii) any fees to be charged to (or paid to) the dealer by the financing source; (iii) the timeliness, consistency, and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of two third-party application aggregators. For the year ended December 31, 2025, we received 3.3 million applications. Approximately 55% of all applications came through DealerTrack (the industry leading dealership application aggregator), 45% via another aggregator, Route One. A portion of the DealerTrack and Route One volume are applications from our pass-through arrangements with other lenders who send us applications from their dealers in cases where those lenders choose not to approve those applications. For the year ended December 31, 2025, such pass-through applications represented 43% of our total applications. For the year ended December 31, 2025, our automated application decisioning system produced our initial decision within seconds on approximately 99% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2025, no dealer accounted for as much as 1.5% of the total number of automobile contracts we purchased.

The following table sets forth the geographical sources of the automobile contracts we originated (based on the addresses of the customers as stated on our records) during the years ended December 31, 2025, and 2024.

	Contracts Purchased During the Year Ended
	December 31, 2025		December 31, 2024
	Number	Percent (1)	Number	Percent (1)
Ohio	5,654	7.8%	5,643	7.3%
Texas	5,100	7.0%	5,985	7.8%
Illinois	4,287	5.9%	4,399	5.7%
California	3,824	5.3%	4,583	6.0%
Florida	3,815	5.3%	4,148	5.4%
Georgia	3,611	5.0%	3,432	4.5%
Other States	46,226	63.7%	48,819	63.4%
Total	72,517	100.0%	77,009	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2025, and 2024.

	Outstanding Managed Portfolio as of
	December 31, 2025		December 31, 2024
	Amount	Percent (1)	Amount	Percent (1)
	($ in millions)
Texas	$301.8	7.7%	$287.3	7.8%
Ohio	289.2	7.4%	265.5	7.2%
California	255.9	6.6%	275.2	7.5%
Illinois	225.9	5.8%	204.3	5.6%
Florida	200.3	5.1%	185.0	5.0%
Pennsylvania	166.9	4.3%	168.3	4.6%
All others	2,458.4	63.1%	2,280.1	62.2%
Total	$3,898.4	100.0%	$3,665.7	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

	2025	2024	2023	2022	2021
Average net acquisition fee charged (paid) to dealers (1)	$(209)	$(50)	$98	$(150)	$(65)
Average net acquisition fee as % of amount financed (1)	-0.9%	-0.2%	1.3%	-0.7%	-0.3%
Weighted average annual percentage interest rate	20.0%	20.4%	20.9%	18.4%	17.8%

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

Our upper credit tier products, which are our Meta, Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 90% of our new contract acquisitions for our own portfolio in 2025, 89% in 2024, and 83% in 2023, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we originated automobile contracts during the years ended December 31, 2025 and 2024.

	Contracts Purchased During the Year Ended (1)
	December 31, 2025		December 31, 2024
	(dollars in thousands)
Program	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Meta	$78,907	4.8%	$55,241	3.3%
Preferred	298,374	18.2%	278,044	16.5%
Super Alpha	316,449	19.3%	338,156	20.1%
Alpha Plus	319,020	19.5%	372,345	22.1%
Alpha	448,450	27.4%	424,433	25.2%
Standard	120,616	7.4%	116,159	6.9%
Mercury / Delta	22,858	1.4%	27,554	1.6%
First Time Buyer	19,395	1.2%	37,317	2.2%
Third Parties	14,257	0.9%	32,692	1.9%
	$1,638,326	100.0%	$1,681,941	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

Specifically, our funding guidelines generally limit the maximum principal amount of a purchased automobile contract to 125% of wholesale book value in the case of used vehicles or to 125% of the manufacturer’s invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a product to supplement the customer’s casualty policy in the event of a total loss of the related vehicle. We generally do not finance vehicles that are more than 15 model years old or have more than 200,000 miles. The maximum term of a purchased contract is 78 months, although we consider the program, amount financed, and mileage as significant factors in determining the maximum term of a contract. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our funding staff verify a majority of the customer’s employment, income, residency, and credit information by contacting various parties noted on the customer’s application, credit information bureaus and other sources. In addition, we contact most customers by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open-ended questions about his application and the contract, which may uncover potential misrepresentations.

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

Characteristics of Contracts. All the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The table below compares certain characteristics, at the time of origination, of our contract purchases for the years ended December 31, 2025 and 2024:

	Contracts Purchased During the Year Ended
	December 31, 2025	December 31, 2024

Average Original Amount Financed	$22,652	$21,931
Weighted Average Original Term	71 months	71 months
Average Down Payment Percent	10.6%	10.7%
Average Vehicle Purchase Price	$20,906	$20,499
Average Age of Vehicle	7 years	7 years
Average Age of Customer	41 years	42 years
Average Time in Current Job	5 years	5 years
Average Household Annual Income	$76,433	$74,655

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

Servicing and Collections

We currently service all automobile contracts that we own as well as those automobile contracts we service for third parties. We organize our servicing activities based on the tasks performed by our personnel. Our servicing activities consist of mailing monthly billing statements; contacting obligors whose payments are late; accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; skip tracing; repossessing and liquidating the collateral when necessary; collecting deficiency balances; and generally monitoring each automobile contract and the related collateral. For contracts that we securitize, we are typically entitled to receive a base monthly servicing fee equal to 2.5% per annum computed as a percentage of the declining outstanding principal balance of the non-charged-off automobile contracts. The servicing fee is included in interest income for contracts that are pledged to a warehouse credit facility or a securitization transaction. For contracts we service for third parties, we receive a base monthly servicing fee equal to 1% and 2.5%, and certain other incentive fees tied to credit performance.

Collection Procedures.  We believe that our ability to monitor performance and collect payments owed from sub-prime customers is primarily a function of our collection approach and support systems. We believe that if payment problems are identified early and our collection staff works closely with customers to address these problems, it is possible to correct many problems before they deteriorate further. To this end, we utilize pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of making payments according to their contract schedule; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of our collection activities, we maintain a computerized collection system specifically designed to service automobile contracts with sub-prime customers. We engage a nearshore third-party call center to supplement the efforts the collectors in our five branch locations. As of December 31, 2025, our nearshore partner had approximately 80 agents assigned to our portfolio.

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

Credit Experience

Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and incremental losses gradually increasing to a peak around 18 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio, represented in the tables below, was 19 months, 17 months, and 19 months as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recessions and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession, and net credit loss experience of all such automobile contracts that we own as of the respective dates shown.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	December 31, 2025		December 31, 2024		December 31, 2023
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	212,718	$3,778,647	201,441	$3,490,960	179,198	$2,970,066
Period of delinquency (2)
31-60 days	15,639	272,499	14,643	243,068	13,337	210,200
61-90 days	7,163	118,304	7,244	114,633	6,717	104,144
91+ days	3,806	56,223	4,477	65,081	3,252	50,610
Total delinquencies (2)	26,608	447,026	26,364	422,782	23,306	364,954
Amount in repossession (3)	7,462	111,152	6,227	95,620	4,653	67,182

Total delinquencies and amount in repossession (2)	34,070	$558,178	32,591	$518,402	27,959	$432,136

Delinquencies as a percentage of gross servicing portfolio	12.5%	11.8%	13.1%	12.1%	13.0%	12.3%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	16.0%	14.8%	16.2%	14.8%	15.6%	14.5%
Extension Experience
Contracts with one extension	41,504	$759,863	37,106	$654,067	36,287	$649,551

Contracts with two or more extensions	58,326	927,980	51,279	761,818	44,543	590,804
Total accounts with extensions	99,830	$1,687,843	88,385	$1,415,885	80,830	$1,240,355

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.

Net Credit Loss Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Average portfolio outstanding	$3,693,796	$3,209,988	$2,913,571
Net charge-offs as a percentage of average portfolio (2)	7.8%	7.6%	6.5%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected after the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

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

After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs. We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2025, for accounts that received extensions from 2014 through 2024:

Period of Extension	# of Extensions Granted	Active or Paid Off at December 31, 2025	% Active or Paid Off at December 31, 2025	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension
2014	25,773	10,417	40.4%	14,489	56.2%	870	3.4%	25
2015	53,319	21,929	41.1%	30,059	56.4%	1,331	2.5%	26
2016	80,897	34,904	43.1%	43,016	53.2%	2,977	3.7%	26
2017	133,847	54,630	40.8%	68,378	51.1%	10,839	8.1%	23
2018	121,531	55,606	45.8%	53,745	44.2%	12,180	10.0%	20
2019	71,548	40,517	56.6%	23,121	32.3%	7,910	11.1%	19
2020	83,170	54,032	65.0%	24,886	29.9%	4,252	5.1%	23
2021	47,010	31,622	67.3%	14,152	30.1%	1,236	2.6%	23
2022	56,142	35,118	62.6%	19,070	34.0%	1,954	3.5%	19
2023	83,113	53,500	64.4%	26,354	31.7%	3,259	3.9%	16
2024	90,484	71,622	79.2%	16,221	17.9%	2,641	2.9%	11

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off as of December 31, 2025, to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted, and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, despite the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Average number of extensions granted per month	9,183	7,540	6,926

Average number of outstanding accounts	210,100	189,460	176,438

Average monthly extensions as % of average outstanding accounts	4.4%	4.0%	3.9%

	December 31, 2025		December 31, 2024		December 31, 2023
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Contracts with one extension	41,504	$759,863	37,106	$654,067	36,287	$649,551
Contracts with two extensions	24,171	421,363	22,452	382,301	19,335	326,552
Contracts with three extensions	14,963	246,175	13,300	214,194	10,109	133,207
Contracts with four extensions	9,490	146,777	7,462	99,071	6,784	67,735
Contracts with five extensions	5,754	77,884	4,645	43,264	5,197	42,734
Contracts with six or more extensions	3,948	35,781	3,420	22,988	3,118	20,576
	99,830	$1,687,843	88,385	$1,415,885	80,830	$1,240,355

Gross servicing portfolio (Excludes Third Party Portfolio)	212,718	$3,778,647	201,441	$3,490,960	179,198	$2,970,066

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

Since 1994 we have conducted 107 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2025, 19 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Securitizations
$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114
2024	4	1,533,854
2025	4	1,727,785

From time to time we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. On June 30, 2021, we completed a $50.0 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in three CPS securitizations consecutively conducted from January 2018 through July 2018, and an 80% interest in a CPS affiliate that owns the residual interests in the eight CPS securitizations conducted from October 2018 through September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. As of December 31, 2025, the notes had a principal balance of $31.2 million.

On March 31, 2024, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $50.0 million. In this residual interest financing transaction, qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. As of December 31, 2025, the notes had a principal balance of $49.8 million.

On March 20, 2025, we completed a residual interest financing of our residual interests from previously issued securitizations in the amount of $65.0 million. In this residual interest financing transaction, qualified institutional buyer purchased $65.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from October 2023 through September 2024. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2025-1, consist of a single class with a coupon of 11.00%. As of December 31, 2025, the notes had a principal balance of $63.5 million.

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $702.5 million, comprising three credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2024, extending the revolving period to July 2026, with an optional amortization period through July 2027. In addition, the capacity was increased from $200 million to $335 million in December 2024.

In November 2015, we entered into a $100 million facility with Ares Agent Services, L.P. In June 2022, we increased the capacity of our credit agreement from $100 million to $200 million. This facility was most recently renewed in March 2024, extending the revolving period to March 2026, followed by an amortization period to March 2028.

In October 2025, we entered into a new $167.5 million facility. This facility has a two year revolving period to October 2027, with an optional amortization period through April 2029.

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

Certain of our warehouse credit facilities and residual interest financings contain various financial covenants requiring certain minimum financial ratios. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2025, we were in compliance with all such covenants.

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

Workforce Allocation and Diversity We had 928 employees as of December 31, 2025. Our employee population was 66% female, and 71% self-identified as ethnically diverse (defined as all EEOC classifications other than white). Broken out by function, our human capital was allocated thus: 15 were senior management personnel; 545 were servicing personnel; 182 were automobile contract origination personnel; 118 were sales personnel (98 of whom were sales representatives); 68 were various administrative personnel including human resources, legal, accounting and systems or on leave.

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

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior secured debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. During 2008, 2009 and much of 2010, our access to the capital markets was impaired with respect to both short-term and long-term funding. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2026. While our access to such funding has improved since then, our results of operations, financial condition and cash flows have been from time to time in the past and may in the future be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

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

We expect to earn quarterly profits during 2026; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Cautionary Note Regarding Forward-Looking Statements.” One reason for our expectation is that we have had positive net income in each of the fourteen fiscal years ended December 31, 2025, although not in every quarter within that period.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

We depend on various financing sources, including credit facilities, our securitization program and other secured and unsecured debt issuances, to finance our business operations. Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they are "warehoused" until they are financed on a long-term basis through the issuance and sale of asset-backed notes. Upon sale of the notes, funds advanced under one or more warehouse credit facilities are repaid from the proceeds. Our current short-term funding capacity is $702.5 million, comprising three credit facilities. All warehouse credit facilities have a revolving period during which we may receive advances secured by contributed automobile contracts, followed by an amortization period during which no further advances may be made, but prior to which outstanding advances are due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity”.

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

We currently have and will continue to have a substantial amount of outstanding indebtedness. At December 31, 2025, we had approximately $3,483.4 million of debt outstanding. Such debt consisted primarily of $2,986.6 million of securitization trust debt, and also included $324.9 million of warehouse lines of credit, $143.0 million of residual interest financing debt and $29.0 million in subordinated renewable notes. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, and our ability to enter into additional credit facilities and securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.

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

During 2008 and 2009 we observed adverse changes in the market for securitized pools of automobile contracts, which made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods. These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. We experienced improvements in the capital markets from 2010 through 2019, during which time we completed 36 securitizations. In April 2020 we postponed our planned securitization due to the onset of the pandemic and the effective closure of the capital markets in which our securitizations are executed. Subsequently we successfully completed securitizations in June and September 2020, and then on a regular quarterly schedule from January 2021 through January 2026. However, if the market conditions for asset-backed securitizations should reverse, we would expect a material adverse effect on our results of operations.

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

While the specific terms and mechanics vary among transactions, our securitization and warehousing agreements generally provide that we will receive excess spread cash flows only if the amount of overcollateralization and spread account balances have reached specified levels and/or the net losses related to the automobile contracts in the automobile contract pools are below certain predetermined levels. In the event net losses on automobile contracts exceed these levels, the terms of the securitization or warehouse credit facility:

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

A deterioration in economic conditions and certain economic factors, such as reduced business activity, high unemployment, interest rates, housing prices, energy prices (including the price of gasoline), increased consumer indebtedness (including of obligors on the receivables), lack of available credit, the rate of inflation (such as the recent increase in inflation) and consumer perceptions of the economy, as well as other factors, such as terrorist events, civil unrest, cyber-attacks, public health emergencies, extreme weather conditions or significant changes in the geopolitical environment (such as the ongoing military conflict between Ukraine and Russia and the conflicts in the Middle East, and recent U.S. action taken in Venezuela) and/or public policy, including increased state, local or federal taxation, could adversely affect the ability and willingness of obligors to meet their payment obligations under the receivables we originate. Our operating results could be adversely affected if obligors are unable to make timely payments on their receivables.

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

The credit spread between the interest rates payable on our securitization trust debt and the rates payable on risk-free investments has varied. The Federal Reserve increased interest rates multiple times in 2022 and 2023. As a result, we experienced increased interest expense in 2023. In 2024 and 2025, the Federal Reserve lowered short term interest rates. The pace and direction of additional interest rate changes remain uncertain. If interest rates on risk-free debt increase, or if our spread above risk-free rates increase, or both, we would expect an increase in interest expense. If interest rates in general should rise, our expenses would likewise rise, which could have a material adverse effect on our financial position, liquidity, results of operation and our ability to enter into future financing transactions.

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2025, and 2024, no single dealer accounted for as much as 1.5% of the automobile contracts we purchased. The agreements we have with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

If a Significant Number of Our Automobile Contracts Experience Defaults, Our Results of Operations May Be Impaired.

We specialize in the purchase and servicing of automobile contracts to finance automobile purchases by sub-prime customers, those who have limited credit histories or past credit problems. Such automobile contracts entail a higher risk of non-performance, higher delinquencies and higher losses than automobile contracts with more creditworthy customers. While we believe that our pricing of the automobile contracts and the underwriting criteria and collection methods we employ enable us to control, to a degree, the higher risks inherent in automobile contracts with sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks.

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

Our Use of Artificial Intelligence May Expose Us to Risks That Could Impact our Business, Financial Conditions, and Results of Operations.

We use artificial intelligence (“AI”) in certain aspects of our business operations, and we or our third-party service providers may expand the use of these technologies in the future. AI may be used to support functions such as customer service, servicing operations, data analysis, compliance monitoring, and other processes related to our auto finance activities. Implementing and maintaining these technologies may require significant investments in infrastructure, personnel, data management, and training. There can be no assurance that these investments will deliver the anticipated benefits or that AI technologies can be successfully integrated into our existing systems and processes without disruption. If we are unable to effectively implement or adapt to evolving technologies, including AI, as quickly or successfully as our competitors, our operational efficiency, relationships with automobile dealers, and ability to compete in the auto finance market could be adversely affected.

In addition, the legal and regulatory environment relating to AI is evolving and uncertain. New or changing laws, regulations, or supervisory expectations could limit how we use AI technologies, require modifications to our systems or processes, or increase compliance costs. Failure to comply with applicable requirements could expose us to regulatory scrutiny or enforcement actions.

We may also rely on AI technologies developed or supported by third-party vendors. As a result, we may be dependent on those vendors’ development practices, training data, and risk controls, over which we may have limited visibility or control. Although we seek to manage and oversee our third-party vendors through our vendor risk management and oversight processes, we may not be able to fully mitigate risks arising from their technologies, practices, or controls, and certain risks may remain outside of our control.

The limited transparency of certain AI models may make it more difficult to monitor model performance, identify errors or bias, and demonstrate compliance with regulatory requirements. AI systems may produce inaccurate or unintended results, reflect biases in the data used to train them, or otherwise operate in ways that are inconsistent with our policies, regulatory obligations, or customer expectations.

If we are unable to effectively manage the risks associated with the use of AI, including operational, regulatory, data security, or reputational risks, our business, financial condition, and results of operations could be adversely affected.

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

The fair value of an asset is, by definition, the exchange price in an orderly transaction between market participants. Receivables such as ours are not regularly traded on exchanges where we can observe prices for exchanges of similar assets. We may therefore rely on estimates of what a market participant would pay for our receivables. If such estimated value were to be materially different from our recorded value, an adjustment to the recorded value of our receivables will be required. A downward readjustment in recorded value would correspondingly reduce our income and book value.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2025, our directors and executive officers collectively owned 12.2 million shares of our common stock, or approximately 56% of total shares outstanding.

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

Our Board of Directors, as a whole, is responsible for risk oversight, including cybersecurity risk. As part of this oversight, the Executive Vice President of Risk, Systems, and IT reports to the Board annually on the status of and developments in the Company’s information security policies and processes.

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

The remaining three regional servicing centers occupy a total of approximately 76,000 square feet of leased space in Chesapeake, Virginia; Maitland, Florida; and Oak Brook, Illinois. The termination dates of such leases range from 2029 to 2032. The annual base rent for these facilities total approximately $1.5 million.

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

In General. There can be no assurance as to the outcomes of the matters described above. We record at each measurement date our best estimate of probable incurred losses for legal contingencies, if any. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, the Company is not currently a party to any such material legal proceedings.

Accordingly, we believe that the ultimate resolution of legal proceedings should not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the uncertainties inherent in contested proceedings there can be no assurance that the ultimate resolution of these matters will not be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period.

Item 4.  Mine Safety Disclosures

Not applicable.

Information about Our Executive Officers

Set forth below are the names, ages, offices held, tenure, and certain biographical information of each of our executive officers as of the filing of this report:

Charles E. Bradley, Jr., 66, has been our Chief Executive Officer since January 1992, a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. Prior to that he was our President from March 1991 to December 2022. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Michael T. Lavin, 53, has been President since December 2022, Chief Operating Officer since February 2019, and our Chief Legal Officer since March 2014.  Prior to that, he was our Executive Vice President since March 2014, Senior Vice President – General Counsel since March 2013, Senior Vice President and Corporate Counsel since May 2009 and our Vice President- Legal since joining the Company in November of 2001. Mr. Lavin was previously engaged as an associate at a large law firm and a spin off start up law firm.

Danny Bharwani, 58, has been Chief Financial Officer since September 2022 and Executive Vice President – Finance since December 2022. Previously, he was our Senior Vice President – Finance from April 2016 to December 2022 and Vice President – Finance from June 2002 to April 2016. He joined us as Assistant Controller in August 1997. Mr. Bharwani was previously employed as Assistant Controller at The Todd-AO Corporation, from 1989 to 1997.

Robert Riedl, 62, rejoined the Company as the Senior Executive Vice President, Chief Risk Officer in August 2025. From 2021 to July 2025, he was Chief Investment Officer at Lobel Financial Corporation, a family-owned auto finance company. Since 2017 he has been a partner at a Greendoor Partners, a boutique investment and advisory firm. He initially joined CPS in 2003 through 2015 and held a number of different senior positions within the Company including Chief Operating Officer, Chief Investment Officer, Chief Financial Officer and Senior Vice President of Risk Management. Previously, from 2000 to 2002, Mr. Riedl was a Principal at Northwest Capital Appreciation, a private equity firm. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of its portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services, Jefferies & Company and PaineWebber from 1986 to 1999.

Teri L. Robinson, 63, has been Executive Vice President of Sales and Originations since December 2022. Prior to that she was Senior Vice President of Sales and Originations from June 2020 to December 2022 and Senior Vice President of Originations from April 2007 to June 2020. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist, and held a series of successively more responsible positions. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Christopher Terry, 58, has been Executive Vice President of Risk Management, Systems, and IT since December 2022. Prior to that he was our Senior Vice President of Risk Management, Systems, and IT from October 2018 to December 2022, and Senior Vice President of Risk Management from May 2017 to October 2018. Prior to that, he was our Senior Vice President of Servicing from May 2005 to August 2013. He was Senior Vice President of Asset Recovery from August 2013 to May 2017 and from January 2003 to May 2005. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Michele Baumeister, 59, has been Senior Vice President of Originations since June 2023. Prior to that she was the Vice President of Originations from March 2017 to June 2023. She started with the Company in March 1997 as a Loan Processor and held a series of more senior positions within the Originations Department. Ms. Baumeister was previously a personal banker with Western Financial.

Charles Gonel, 45, has been Senior Vice President of Servicing since June 2023. Prior to that he was the Vice President of Collections from March 2015 to June 2023. He joined the Company in March 2008 as a Collections Analyst and transferred into the Risk Management Department in 2010 where he held a sequence of increasingly more responsible positions. Prior to joining CPS, he was a Quality Assurance Analyst with AT&T Wireless.

Noel Jackson, 54, has been the Senior Vice President of Asset Recovery since May 2025. Prior to that, she was the Vice President of Asset Recovery from December 2021 to May 2025, the Vice President of Collections from April 2019 to December 2021 and the Vice President of Asset Recovery from April 2017 to April 2019. Ms. Jackson was previously an Executive Director at a non-profit organization.

Catrina Ralston, 50, has been Senior Vice President of Human Resources since December 2022. Prior to that, she was Vice President - Human Resources since March 2016. She joined the Company in 1997 as an Operations Clerk and transferred into the Human Resources Department in 2001 where she held a series of successively more responsible positions. Prior to joining CPS, Ms. Ralston worked as a customer service representative for the City of Virginia Beach Parks & Recreation Department.

Lisette Reynoso, 38, has been Senior Vice President and General Counsel since June 2023. Prior to that she was the Vice President of Legal from January 2020 to June 2023, the Assistant Vice President of Legal/Corporate Counsel from December 2018 to January 2020, and Corporate Counsel from December 2015 to December 2018. Ms. Reynoso is a California barred attorney.

Susan Ryan, 54, has been Senior Vice President of Servicing since June 2023. Prior to that she was the Vice President of Collections from March 2015 to June 2023. She started with the Company in 2003 as a Deficiency Supervisor where she took on more responsibility over time. Prior to joining CPS, she was a Deficiency Supervisor with The Finance Company.

Steve Schween, 63, has been Senior Vice President of Systems since December 2022. Previously, he was Vice President of Systems from February 2014. He joined in the Company in 2000 as a Systems Analyst and took on more responsibility over time. Mr. Schween was previously a Systems Analyst with Jeunique International.

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

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2025	93,448	$8.03	93,448	$8,799,317
November 2025	50,966	8.43	50,966	8,369,685
December 2025	142,837	8.79	142,837	7,113,716

Total	287,251	$8.48	287,251

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2025, our board of directors had authorized the purchase of up to $128.2 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6.   [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2025, we have purchased a total of approximately $24.7 billion of automobile contracts from dealers. Contract purchase volumes and managed portfolio levels for the five years ended December 31, 2025 are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
2024	1,681,941	3,665,725
2025	1,638,326	3,898,425

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

Since 1994 we have conducted 107 term securitizations of automobile contracts that we originated under our regular programs. As of December 31, 2025, 19 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Securitizations
$ in thousands
Period	Number of Term Securitizations	Amount of Receivables
2019	4	1,014,124
2020	3	741,867
2021	4	1,145,002
2022	4	1,537,383
2023	4	1,352,114
2024	4	1,533,854
2025	4	1,727,785

Generally, prior to a securitization transaction we fund our automobile contract acquisitions primarily with proceeds from warehouse credit facilities. Our current short-term funding capacity is $702.5 million, comprising three credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2024, extending the revolving period to July 2026, with an optional amortization period through July 2027. In addition, the capacity was increased from $200 million to $335 million in December 2024.

In November 2015, we entered into a $100 million facility with Ares Agent Services, L.P. In June 2022, we increased the capacity of our credit agreement from $100 million to $200 million. This facility was most recently renewed in March 2024, extending the revolving period to March 2026, followed by an amortization period to March 2028.

In October 2025, we entered into a new $167.5 million facility. This facility has a two year revolving period to October 2027, with an optional amortization period through April 2029.

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

Critical Accounting Estimates

We believe that our accounting policies related to Finance Receivables at Fair Value and Term Securitizations are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the re-evaluation were to yield a value materially different from the recorded value, an adjustment, which we also refer to as a mark, would be required. Results for the years ended December 31, 2025, and 2024 include marks of $6.5 and $21.0 million, respectively, to the carrying value of the portion of the receivables portfolio accounted for at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 107 term securitizations of approximately $22.4 billion in contracts. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year.

Financial Covenants

Our warehouse credit facilities and our residual interest financings contain various financial covenants requiring certain minimum financial ratios. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2025 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the year ended December 31, 2025 with the year ended December 31, 2024

Revenues. During the year ended December 31, 2025, our revenues were $434.5 million, an increase of $41.0 million, or 10.4%, from the prior year revenues of $393.5 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the years ended December 31, 2025 and 2024 include fair value marks of $6.5 and $21.0 million, respectively, to the carrying value of the portion of the receivables portfolio accounted for at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. The fair value mark in the current period also includes an increase in our estimates of cash receipts from interest. For the year ended December 31, 2025, our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $6.5 million.

Interest income for the year ended December 31, 2025 increased $58.7 million, or 16.1% to $422.7 million from $364.0 million in the prior year. The primary reason for the increase in interest income is the 15.1% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio increased to 11.4% from 11.3% in the prior year period. The table below shows the average balance and interest yield of our loan portfolio for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025			2024
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan portfolio	$3,693,796	$422,698	11.4%	$3,209,988	$363,962	11.3%

Other income was $5.3 million for the year ended December 31, 2025 compared to $8.5 million for the year ended December 31, 2024. This 38.3% decrease was primarily driven by the decrease in origination and servicing fees we earned from third party receivables. These fees were $5.2 million for the year ended December 31, 2025 and $7.3 million in the prior year period.

Expenses.  Our operating expenses consist largely of interest expense, provision for credit losses, employee costs, sales and general and administrative expenses. Provision for credit losses is affected by the balance and credit performance of our portfolio of finance receivables (other than our portfolio of finance receivables measured at fair value, as to which expected credit losses have the effect of reducing the interest rate applicable to such receivables). Interest expense is affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts and on the interest rates on these facilities. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $406.5 million for the year ended December 31, 2025, compared to $366.1 million for the prior year, an increase of $40.4 million, or 11.0%. The increase is primarily due to increases in interest expense.

Employee costs decreased by $823,000 or 0.9%, to $95.4 million during the year ended December 31, 2025, representing 23.5% of total operating expenses. Employee costs were $96.2 million in the prior year, or 26.3% of total operating expenses.

The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years ended, December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$1,638.3	$1,681.9
Contracts purchased (units)	72,517	77,009
Managed portfolio outstanding (dollars)	$3,778.6	$3,491.0
Managed portfolio outstanding (units)	212,718	201,441

Number of Originations staff	182	195
Number of Sales staff	118	122
Number of Servicing staff	545	552
Number of other staff	68	64
Total number of employees	913	933

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $52.9 million, a decrease of $1.8 million, or 3.4%, compared to the previous year and represented 13.0% of total operating expenses.

Interest expense for the year ended December 31, 2025 increased by $40.7 million to $232.0 million, or 21.3%, compared to $191.3 million in the previous year. Interest expense represented 57.1% of total operating expenses in 2025.

Interest on securitization trust debt increased by $25.9 million, or 16.1%, for the year ended December 31, 2025 compared to the prior year. The average balance of securitization trust debt increased 13.8% to $2,955.3 million for the year ended December 31, 2025 compared to $2,596.6 million for the year ended December 31, 2024. The annualized average rate on our securitization trust debt was 6.3% for the year ended December 31, 2025 compared to 6.2% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2022	2.54%
April 2022	4.83%
July 2022	6.02%
October 2022	8.48%
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%
January 2025	5.88%
May 2025	5.96%
July 2025	5.43%
October 2025	5.72%

Interest expense on warehouse lines of credit was $27.4 million for the year ended December 31, 2025 compared to $19.3 million in the prior year. The increase was primarily due to the higher utilization of our credit lines during the year compared to last year. The average balance of our warehouse debt was $288.0 million during the year 2025, compared to $178.5 million in 2024. The average yield of our warehouse debt was 9.5% during 2025 compared to 10.8% million in 2023.

In June 2021, March 2024, and again in March 2025, we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, and $65 million, respectively. Interest expense on residual interest financing was $15.0 million for the year ended December 31, 2025, compared to $8.7 million in the prior year.

Interest expense on our subordinated renewable notes was $2.8 million in 2025 compared to $2.2 million in the prior year. The average balance of the notes increased from $22.9 million in the prior year to $28.2 million for the year ended December 31, 2025. The average interest rate on our subordinated notes was 9.8% during 2025 and in 2024.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025			2024
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	$3,693,796	$422,698	11.4%	$3,209,988	$363,962	11.3%

Interest Bearing Liabilities
Warehouse lines of credit	$288,006	$27,373	9.5%	$178,518	$19,292	10.8%
Residual interest financing.	146,512	15,010	10.2%	91,803	8,702	9.5%
Securitization trust debt	2,955,300	186,870	6.3%	2,596,554	161,014	6.2%
Subordinated renewable notes	28,183	2,771	9.8%	22,886	2,249	9.8%
	$3,418,001	232,024	6.8%	$2,889,761	191,257	6.6%

Net interest income/spread		$190,674			$172,705
Net interest margin (3)			5.2%			5.4%
Ratio of average interest earning assets to average interest bearing liabilities	108%			111%

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Net of deferred fees and direct costs.
(3)	Net interest income divided by average interest earning assets.

	Year Ended December 31, 2025
	Compared to December 31, 2024
	Total	Change Due	Change Due
	Change	to Volume	to Rate
Interest Earning Assets	(In thousands)
Loan portfolio	$58,736	$54,856	$3,880

Interest Bearing Liabilities
Warehouse lines of credit	8,081	11,832	(3,751)
Residual interest financing	6,308	5,186	1,122
Securitization trust debt	25,856	22,246	3,610
Subordinated renewable notes	522	521	1
	40,767	39,785	982

Net interest income/spread	$17,969	$15,071	$2,898

For the year ended December 31, 2025, we recorded a reduction to provision for credit losses on finance receivables in the amount of $2.9 million. In the prior year period, we recorded similar reductions to provision for credit losses in the amount of $5.3 million. The adjustments recorded to reduce provisions for credit losses in both periods were primarily due to better than expected credit performance for these receivables. The allowance applies only to our finance receivables originated through December 2017, which we refer to as our legacy portfolio. The legacy portfolio balance decreased from $5.4 million on December 31, 2024 to $520,000 on December 31, 2025. Finance receivables that we have originated since January 2018 are accounted for at fair value. Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value.

Sales expense consists primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers. Sales expense increased by $49,000 to $22.8 million during the year ended December 31, 2025 and represented 5.6% of total operating expenses. We purchased $1,638.3 million of new contracts during the year ended December 31, 2025 compared to $1,681.9 million in the prior year period.

Occupancy expenses were $5.5 million in 2025 which is down from $5.6 million in 2024.

Depreciation and amortization expenses increased to $881,000 compared to $862,000 in the prior year.

For the year ended December 31, 2025, we recorded income tax expense of $8.7 million, representing a 31% effective tax rate. In the prior period, our income tax expense was $8.2 million, representing a 30% effective tax rate.

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

Net cash provided by operating activities for the years ended December 31, 2025, and 2024 was $289.0 million and $233.8 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and interest accretion on fair value receivables.

Net cash used in investing activities for the year ended December 31, 2025, and 2024 was $590.1 million, and $769.7 million, respectively. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables were $1,639.0 million (includes acquisition fees paid), and $1,653.0 million in 2025, and 2024, respectively. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables.

Net cash provided by financing activities were $335.9 million and $547.9 million in 2025 and 2024, respectively. Cash used or provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. We issued $1,665.3 million in new securitization trust debt in 2025 compared to $1,453.9 million in 2024. Repayments of securitization debt were $1,272.0 million, and $1,124.1 million in 2025, and 2024, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2025, we had unrestricted cash of $6.3 million and $375.3 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of December 31, 2025, we had approximately $11.9 million of such eligible collateral. During 2025, we completed four securitizations aggregating $1,665.3 million of notes sold. In January 2026, we completed another securitization with $345.6 million of notes sold. Cash proceeds from this securitization were used to pay down the outstanding balance on our warehouse credit facilities thus increasing the amounts available for borrowing under these facilities. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and the net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event net losses on the automobile contracts exceed such levels, the terms of the securitization may require increased credit enhancement to be accumulated for the particular pool. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of December 31, 2025, we were in compliance with all such financial covenants.

We currently have and will continue to have a substantial amount of outstanding indebtedness. At December 31, 2025, we had approximately $3,483.4 million of debt outstanding. Such debt consisted primarily of $2,986.6 million of securitization trust debt, and also included $324.9 million of warehouse lines of credit, $143.0 million of residual interest financing debt and $29.0 million in subordinated renewable notes.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2025 (dollars in thousands):

	Payment Due by Period (1)
		Less than	2 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$28,986	$8,457	$8,547	$5,525	$6,457
Operating and Finance Leases	$29,223	$5,220	$5,811	$5,925	$12,267

(1)	Securitization trust debt, in the aggregate amount of $2,986.6 million as of December 31, 2025, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $1,168.0 million in 2026, $825.5 million in 2027, $498.4 million in 2028, $294.8 million in 2029, $156.3 million in 2030, and $43.6 million in 2031.
(2)	Long-term debt represents subordinated renewable notes.

We anticipate repaying debt due in 2026 with a combination of cash flows from operations and the potential issuance of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in May 2012. On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. On July 15, 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. In July 2024, we renewed our two-year revolving credit agreement to extend the revolving period to July 2026 and to include an amortization period through July 2027 for any receivables pledged to the facility at the end of the revolving period. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the CP Cost of Funds Rate plus 2.85% per annum, with a minimum rate of 3.60% per annum and during the amortization period at a per annum rate equal to the CP Cost of Funds Rate plus 3.85% per annum, with a minimum rate of 4.60% per annum. On November 1, 2024, we closed a revolving credit agreement with Oaktree Capital Management, which was subordinate to the credit agreement with Citibank, N.A., and with a $25 million credit capacity. The addition of the subordinate Class B lender for this facility increased the effective advances up to 95.00% of eligible finance receivables. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Adjusted Term SOFR plus 6.40% per annum, with a minimum rate of 7.15% per annum and during the amortization period at a per annum rate equal to the Adjusted Term SOFR plus 7.40% per annum, with a minimum rate of 8.15% per annum. In December 2024, we increased the capacity from $225 million to $335 million. At December 31, 2025 there was $197.1 million outstanding under this facility.

Facility Established in November 2015. On November 24, 2015, we entered into an additional $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 85.25% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.50% per annum, with a minimum rate of 7.50% per annum. On February 2, 2022, we renewed our two-year revolving credit agreement with Ares Agent Services, L.P. In June 2022, we increased the capacity of our credit agreement with Ares Agent Services, L.P. from $100 million to $200 million. This facility was most recently renewed in March 2024, extending the revolving period to March 2026 followed by an amortization period through March 2028 for any receivables pledged to the facility at the end of the revolving period. At December 31, 2025 there was $11.8 million outstanding under this facility.

Facility Established in October 2025. On October 17, 2025, we entered into a $167.5 million two-year warehouse credit line with Capital One, N.A as the Class A Lender and Oaktree Asset-Backed Income Private Placement Fund Inc., as the Class B Lenders. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eleven Funding, LLC. The facility provides for effective advances up to 95.50% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Term SOFR plus 2.75% per annum, with a minimum rate of 3.00% per annum and during the amortization period at a per annum rate equal to the Term SOFR plus 3.75% per annum, with a minimum rate of 4.00% per annum. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Term SOFR plus 6.40% per annum, with a minimum rate of 6.65% per annum and during the amortization period at a per annum rate equal to the Term SOFR plus 7.40% per annum, with a minimum rate of 7.65% per annum. At December 31, 2025 there was $118.3 million outstanding under this facility.

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

Capitalization

Over the period from January 1, 2023 through December 31, 2025 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$99,176	$49,875	$49,623
Issuances	65,000	50,000	–
Payments	(20,493)	–	–
Capitalization of deferred financing costs	(999)	(970)	–
Amortization of deferred financing costs	298	271	252
Ending balance	$142,982	$99,176	$49,875

SECURITIZATION TRUST DEBT:
Beginning balance	$2,594,384	$2,265,446	$2,108,744
Issuances	1,665,300	1,492,017	1,235,534
Payments	(1,271,962)	(1,162,184)	(1,078,432)
Capitalization of deferred financing costs	(10,455)	(9,316)	(7,888)
Amortization of deferred financing costs	9,307	8,421	7,488
Ending balance	$2,986,574	$2,594,384	$2,265,446

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$26,489	$17,188	$25,263
Issuances	5,535	12,589	586
Payments	(3,038)	(3,288)	(8,661)
Ending balance	$28,986	$26,489	$17,188

Residual Interest Financing

On June 30, 2021, we completed a $50 million securitization of residual interests from other previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2025 there was $31.2 million outstanding under this facility.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At December 31, 2025 there was $49.8 million outstanding under this facility.

On March 20, 2025, we completed a $65 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $65.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from October 2023 through September 2024. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2025-1, consist of a single class with a coupon of 11.00%. At December 31, 2025, there was $63.5 million outstanding under this facility.

The agreed valuation of the collateral for the 2021-1, 2024-1, and 2025-1 Notes is the sum of the amounts on deposit in the underlying spread accounts for each related securitization and the over-collateralization of each related securitization, which is the difference between the outstanding principal balances of the related receivables less the principal balance of the outstanding notes issued in the related securitization. On each monthly payment date, the 2021-1, 2024-1, and 2025-1 Notes are entitled to interest at the coupon rate and, if necessary, a principal payment necessary to maintain a specified minimum collateral ratio.

Securitization Trust Debt.   Since 2011, we treated all 57 of our securitizations of automobile contracts as secured financings for financial accounting purposes, and the asset-backed securities issued in such securitizations remain on our consolidated balance sheet as securitization trust debt. We had $2,986.6 million of securitization trust debt outstanding at December 31, 2025.

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we repay the notes or the investor notifies us within 15 days after the maturity date of his note that he wants it repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity. At December 31, 2025 there were $29.0 million of such notes outstanding.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2025, we were in compliance with all such covenants.

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

To mitigate, but not eliminate, the short-term risk relating to interest rates payable under the warehouse facilities, we have historically held automobile contracts in the warehouse credit facilities for less than four months. To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we may structure our term securitization transactions to include pre-funding structures, whereby the amount of notes issued exceeds the amount of contracts initially sold to the trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts to the trust. In pre-funded securitizations, we lock in the borrowing costs with respect to the contracts we subsequently deliver to the securitization trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the notes outstanding. The amount of such expense may vary. Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

Item 8. Financial Statements and Supplementary Data

This report includes Consolidated Financial Statements, notes thereto and an Independent Auditors’ Report, at the pages indicated below, in the "Index to Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2025 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2025, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as described elsewhere in this report, there are no family relationships among any of our directors, director nominees or executive officers. There are no arrangements or understandings between any of our directors or executive officers and any other person pursuant to which any person was selected as a director or executive officer. There are no material proceedings in which any of our directors, executive officers or affiliates of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Directors

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below.

Charles E. Bradley, Jr., 66, has been the Company’s Chief Executive Officer since January 1992, a director since the Company’s formation in March 1991, and was elected Chairman of the Board in July 2001. Prior to that he was President of the Company from March 1991 to December 2022. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley was an associate of The Harding Group, a private investment banking firm. Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

Scott W. Carnahan, 72, was appointed as a director of the Company on February 18, 2026 by the Company’s Board of Directors. Mr. Carnahan has served as a Senior Advisor to FTI Consulting, Inc., a global business advisory firm, since April 2023, having previously served as a Senior Managing Director from May 2014 through March 2023. Mr. Carnahan previously served as a Partner at KPMG LLP (“KPMG”) from 1982 to 2007, where he led the firm’s structured finance practice and assisted in the issuance of more than $2 trillion in structured finance transactions, and served as National Director of KPMG’s Advisory Services overseeing major audit and consulting engagements nationwide. Mr. Carnahan is a Certified Public Accountant with a focus on financial institutions. He has served as acting Chief Financial Officer of a publicly traded mortgage company and as President of a national mortgage lender. Mr. Carnahan is a Trustee on the Board of PennyMac Investment Trust since 2009. Mr. Carnahan brings to the Board more than 40 years of accounting, consulting, regulatory compliance, and executive leadership experience in the financial institutions sector.

Stephen H. Deckoff, 60, has been a director of the Company since August 2022. Mr. Deckoff has been the Managing Principal of Black Diamond, Capital Management, L.L.C. (“Black Diamond”), a privately held alternative asset management firm, since its founding in 1995. In that capacity, he is responsible for all portfolio management and business operations. Prior to 1995, Mr. Deckoff was a Senior Vice President of Kidder, Peabody & Co. Inc. (“Kidder”) and head of its Structured Finance Group. Prior to joining Kidder, Mr. Deckoff was a Managing Director in the Structured Finance Group at Bear Stearns & Co., Inc. (“Bear Stearns”). Before joining Bear Stearns, Mr. Deckoff worked in the Structured Finance Department of Chemical Securities, Inc. and the Fixed Income Research Department at Drexel Burnham Lambert. In June 2023, Mr. Deckoff joined the Board of KVH Industries, Inc., a publicly traded company providing connectivity solutions to primarily maritime customers globally. Mr. Deckoff brings to the Board his extensive financial experience and expertise.

Louis M. Grasso, 79, has been a director of the Company since October 2019. Mr. Grasso was the founder and majority owner of PFC Corporation (“PFC”) until his retirement in November 2011, upon sale of PFC’s portfolio of assets to Capstone Realty Advisors. Over a period of 35 years, PFC Corporation originated over $1.8 billion of mortgage loans, and issued $1.8 billion of mortgage-backed securities. He brings to the Board knowledge and experience bearing in particular on the Company’s strategies for meeting its capital requirements, and broad organizational and management skills.

William W. Grounds, 70, has been a director of the Company since December 2021. From 2008 to 2021, he was the President and COO of Infinity World Development Corp., which is a subsidiary of a sovereign wealth fund in the United Arab Emirates. The principal business of Infinity World Development Corp. was a $5 billion investment in the CityCenter mixed use integrated resort property located in Las Vegas, Nevada. Mr. Grounds served on the board of MGM Resorts International, a publicly traded hospitality and entertainment company, from 2013 to 2021 and of Remark Holdings Inc., a technology company, from 2013 to 2019. Mr. Grounds served on the Board of PointsBet Holdings Limited, an Australian sports wagering operator and iGaming provider from December 2022 to October 2025. In June 2023, Mr. Grounds was appointed to the Board of the GCGRA, the national gaming regulator of the UAE. During his career he has held senior executive positions in major real estate private equity investment, development and construction entities. Mr. Grounds brings to the Board experience as a director of publicly-traded companies, and skills in investment and general management.

Brian J. Rayhill, 63, has been a director of the Company since August 2006. Mr. Rayhill has been a practicing attorney in New York State since 1988 and the managing attorney of the Law Office of Brian Rayhill since 2017. As an experienced advocate, counselor and litigator, Mr. Rayhill brings legal knowledge and perspective to the Company’s Board.

William B. Roberts, 88, was a director of the Company since its formation in March 1991 until his resignation on January 30, 2026. From 1981 until his retirement at the end of 2020, he was the President of Monmouth Capital Corp., an investment firm that specialized in management buyouts.

James E. Walker III, 63, has been a director of the Company since August 2022. Mr. Walker is President and Senior Managing Director of Black Diamond Capital Management, where he oversees general management, drives strategic growth, and identifies new investment opportunities. A co-founder of Black Diamond in 1996, Mr. Walker rejoined the firm as President in September 2023, bringing extensive leadership and investment experience. Prior to his return to Black Diamond, Mr. Walker served as Managing Partner of Vinson Ventures, LLC, a boutique investment firm. From 2008 until 2017, Mr. Walker was a Managing Partner at Fir Tree Partners, where he co-founded the firm’s distressed real estate funds and chaired the Risk Committee. Following his tenure at Fir Tree, he was a Strategic Partner at Jadian Capital, an alternative investment firm from 2017 to 2021. Throughout his career, Mr. Walker has held numerous board positions. Since November 2017, he has been a board member of Starwood Real Estate Trust, a private real estate investment firm. In June 2023, Mr. Walker joined the board of Emeco, an Australian mining equipment rental company. He was previously on the board of Clarus Corporation, a global company catering to outdoor and consumer enthusiast markets. Mr. Walker began his career in investment banking at Kidder Peabody and Bear Stearns. Mr. Walker brings to the Board his extensive investment management experience.

Gregory S. Washer, 64, has been a director of the Company since June 2007. He was the President and owner of Clean Fun Promotional Marketing (“Clean Fun”), a promotional marketing company, from its founding in 1986 through its sale in September 2014. He continued to act as a consultant to Clean Fun through August 2017, and is now retired. Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 67, has been a director of the Company since July 2001. Mr. Wood was President of Carclo Technical Plastics (“Carclo”), a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007. Previously, from 1988 to September 2000, he was the Chief Operating Officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo. As President of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements. He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

Executive Officers

The information regarding the Company’s executive officers set forth in Part I of this report under the caption “Information about Our Executive Officers” is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of in excess of 10% of the Company’s common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company.  Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2025 were timely filed, except that: (A) one Form 4 was filed for Steve Schween on May 21, 2025 with respect to a transaction on May 1, 2025 (B) one Form 3 was filed for Noel Jackson on May 30, 2025 with respect to Ms. Jackson becoming an executive officer on May 2, 2025 and (C) one Form 4 was filed for Teri Robinson on February 3, 2026 with respect to a transaction on July 21, 2025.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers, which applies to the Company’s chief executive officer, chief financial officer, controller and others. A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company’s principal executive offices.

Audit and Other Committees

The Board of Directors (the “Board”) has established an Audit Committee, a Compensation Committee, and a Nominating Committee. Each of these three committees operates under a written charter, adopted by the Board of Directors. The charters are available on the Company’s website, https://ir.consumerportfolio.com/corporate-governance. Each member of these three committees is independent in accordance with the director independence standards prescribed by Nasdaq, and none of them have a material relationship with the Company that would impair their independence from management or otherwise compromise the ability to act as an independent director.

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

The Board of Directors has determined that Mr. Wood has the qualifications and experience necessary to serve as an “audit committee financial expert” as such term is defined in Item 407 of Regulation S-K promulgated by the SEC. Mr. Wood, as president of Carclo, was responsible for the preparation and evaluation of the audited financial statements of that company.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing standards.

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Wood (chairman), Mr. Grounds, and Mr. Grasso. During fiscal year 2025, the Compensation Committee consisted of Mr. Wood (chairman), Mr. Grounds, and Mr. Roberts. During fiscal year 2025, Mr. Roberts served on the Compensation Committee until his resignation as director of the Company on January 30, 2026. None of the members of the Compensation Committee is a present or past employee or officer of the Company or its subsidiaries. During the fiscal year 2025, none of our executive officers served on the board of directors or compensation committee of another company that had an executive officer who served on our Board or our Compensation Committee. As discussed below under the heading “Certain Transactions – Other Transactions” to which discussion the reader is directed, Mr. Roberts sold 100,000 shares to the Company on September 15, 2025, and 100,000 shares to the Company on December 4, 2025 as part of the Company’s stock repurchase program.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis contained in this report. Based on such review and discussions and relying thereon, the Compensation Committee has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

THE COMPENSATION COMMITTEE

Daniel S. Wood (chairman)                William W. Grounds                Louis M. Grasso

Compensation Discussion and Analysis

2025 Say-on-Pay Advisory Vote Outcome

The Compensation Committee annually considers the results of the most recent advisory vote by shareholders to approve executive officer compensation. In the 2025 advisory vote, a majority of the voted shares (62%) approved of the compensation of our named executive officers. The Compensation Committee interprets that vote as a reason to retain the existing design, purposes and structure of our executive compensation programs. The Compensation Committee will continue to consider the results from future shareholder advisory votes regarding executive officer compensation in its future administration of executive compensation.

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

The Chief Executive Officer, who attends meetings of the Compensation Committee by invitation of the Committee’s chairman, assists the Committee in determining the compensation of our other executive officers by, among other things:

•	Proposing annual merit increases to the base salaries of the other executive officers;
•	Establishing annual individual performance objectives for the other executive officers and evaluating their performance against such objectives (the Committee reviews these performance evaluations); and
•	Making recommendations, from time to time, for special stock option grants (e.g., for motivational or retention purposes) to other executive officers.

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

The table below provides comparative information regarding the components of our year 2025 executive compensation program.

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

The Company’s general approach in setting the annual compensation of its named executive officers is to set those officers’ base compensation by reference to their base rates for the preceding year. During the year ended December 2025, the Company’s Chief Executive Officer, Charles E. Bradley, Jr., received $995,000 in base salary. In setting that rate in 2025, the Committee considered the base salary rate that the Company had paid in the prior year ($995,000), the desirability of providing an annual increase, the desirability of ensuring retention of the services of the Company’s incumbent Chief Executive Officer, the Company’s financial performance, and the levels of Chief Executive Officer compensation prevailing among other financial services companies. The Committee considered whether to adjust officers’ base compensation for 2025, and determined not to increase the base rate for the Chief Executive Officer. The Committee increased the base rate for the Chief Financial Officer by 12%.

The Annual Incentive Bonus (Executive Management Bonus Plan) Element

The salary and cash bonus of the named executive officers are determined by the Compensation Committee. To encourage executive officers and key management personnel to exercise their best efforts and management skills toward causing the Company to meet its overall objectives, and toward achieving individual and department performance objectives and designated specific individual objectives, the Company has implemented an Executive Management Bonus Plan (the “EMB Plan”), with annual payouts. The compensation appearing in the Summary Compensation Table below under the caption “Non-Equity Incentive Plan Compensation” is paid pursuant the EMB Plan. The EMB Plan is administered by the Compensation Committee. Among other things, the Compensation Committee selects participants in the EMB Plan from among the Company’s executive officers and determines the performance goals, target amounts and other terms and conditions of awards under the EMB Plan. With respect to officers other than the Chief Executive Officer, determinations of base salary and of criteria relating to the EMB Plan are based in part on evaluations of such officers prepared by the Chief Executive Officer, which are furnished to and discussed with the Compensation Committee.

Under the Company’s bonus plan as applied to the year ended December 2025 the Company’s President was eligible to receive a cash bonus of up to 170% of his base salary and the Chief Financial Officer and Executive Vice President was eligible to receive a cash bonus of up to 140% of his base salary. The Chief Executive Officer was eligible to receive a cash bonus of up to 720% of his base salary. The implementation of this element for the named executive officers for the year 2025 is discussed below.

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

During the year ended December 31, 2025, the Committee granted stock options to the Company’s named executive officers. All such grants were awarded on September 9, 2025, and all carry exercise prices equal to the market price for Company Common Stock at the date of grant. The terms of such options are described below, under the caption “Grants of Plan-Based Awards in 2025.” The numbers of shares made subject to each of the option grants were based on various factors relating to the responsibilities of the individual officers and to the extent of previous grants to such individuals.

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

Exercise of Discretion

In exercising its discretion as to the level of executive compensation and its components, the Committee considers a number of factors. Members of the Committee conduct informal surveys of compensation paid to comparable executives within and without the consumer finance industry. The Committee finds these data useful primarily in evaluating the overall level of compensation paid or to be paid to the Company’s executive officers. Financial factors considered may include earnings, revenue, originations, and budget attainment. Operational factors considered include individual and group management goals; indicators of the performance and credit quality of the Company’s servicing portfolio, including levels of delinquencies and charge-offs; and indicators of successful management of personnel, including employee stability. All of such factors are assessed with reference to the judgment of the Committee as to the degree of difficulty of achieving desired outcomes. With respect to payment of annual bonuses and grants of stock options, the Committee also takes note of factors relating to the degree of the Company’s success over the most recent year.

Specific Objectives and Evaluation

In 2025, the Committee designated specific objectives with respect to the Chief Executive Officer to be accomplished within the year 2025, and fixed weights to be associated with each such objective. The Chief Executive Officer proposed to the Committee specific annual objectives with respect to each other executive officer of the Company, which the Committee approved. The Executive Management Bonus Plan award earned by each named executive officer is anticipated to be determinable by the end of March 2026.

Grants of Options

The Compensation Committee’s award of stock options to the Company’s officers in September 2025 included option grants to the Chief Executive Officer and the other named executive officers. In determining the appropriate level of such grant, the Compensation Committee considered the long-term performance of the Chief Executive Officer and the desirability of providing significant incentive for future performance, as well as the desirability of ensuring that officer’s continued retention by the Company, and the various factors noted above with respect to option grants generally. These grants and the Committee’s administration of the long-term incentive element of compensation are discussed in below, under the heading “Grants of Plan-Based Awards in 2025 – Equity Incentives.”

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

Summary of Compensation

The following table summarizes all compensation earned during the two fiscal years ended December 31, 2025 by the Company’s “named executive officers” as determined by SEC rules. It lists their names, the principal positions in which they served in those years, and each component of compensation paid with respect to those years.

Summary Compensation Table For 2025 and 2024

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	Option Awards (2)	All Other Compensation	Total
Charles E. Bradley, Jr.	2025	$995,000	$–	$1,139,790	$21,357	$2,156,147
Chief Executive Officer	2024	995,000	3,130,000	–	40,611	4,165,611

Michael T. Lavin	2025	470,000	–	455,916	11,980	937,896
President & Chief Operating Officer	2024	470,000	443,680	–	47,158	960,838

Danny Bharwani	2025	430,762	–	341,937	2,342	775,041
Executive Vice President &	2024	386,000	444,929	–	44,871	875,800
Chief Financial Officer

(1)	The amount of the Non-Equity Incentive Plan Compensation award for 2025 is expected to be determined by the end of March 2026. Such amount, when finally determined, will be disclosed in a filing under Item 5.02(f) of Form 8-K.
(2)	Represents the dollar value accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Value was estimated using a Black-Scholes model for 2025. For the options granted on September 9, 2025, the weighted average fair value per option was $3.80, based on assumptions of 4.11 years expected life, expected volatility of 53.94%, and a risk-free rate of 4.10%.

Grants of Plan-Based Awards in 2025

Equity Incentives

In the year ended December 31, 2025, we granted options to our named executive officers on September 9, 2025 as noted in the tables above and below. The grant of options vest in 25% increments on the first, second, third and fourth anniversaries of the grant date. Our named executive officers are also eligible for awards under our Executive Management Bonus Plan, which are expected to be determined by the end of March 2026. The table below provides information regarding the awards for which the named executive officers are eligible for the year 2025.

Grants of Plan-Based Awards

	Estimated possible payouts under non-equity incentive plan awards			Grant Date	Number of Shares Underlying Options	Exercise Price	Grant Date Fair Value
Name	Threshold	Target	Maximum
Mr. Bradley	–	–	–	9/9/2025	300,000	$8.19	$1,139,790
	$–	$7,164,000	$7,164,000	–	–	–	–
Mr. Lavin	–	–	–	9/9/2025	120,000	8.19	455,916
	–	799,000	799,000	–	–	–	–
Mr. Bharwani	–	–	–	9/9/2025	90,000	8.19	341,937
	–	603,067	603,067	–	–	–	–

The “target” and “maximum” figures appearing in the table above represent the maximum cash payout under the individual executives’ Executive Management Bonus Plan awards as of the date the incentive was fixed. The Chief Executive Officer, Mr. Bradley, is eligible to receive a cash bonus of up to 720% of his base salary. The Company’s President, Mr. Lavin, is eligible to receive a cash bonus of up to 170% of his base salary. The Company’s Chief Financial Officer is eligible to receive a cash bonus of up to 140% of his base salary. The actual payout to each individual named in the table above has not been determined as of the date of this report.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2025 the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option.  Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Name	Number of securities underlying unexercised options (exercisable)(1)	Number of securities underlying unexercised options (unexercisable)		Option exercise price	Option expiration date
Charles E. Bradley, Jr.	300,000	–		$3.53	8/8/2026
	240,000	–		$2.47	6/1/2027
	300,000	–		$4.95	8/3/2028
	562,500	187,500	(2)	$10.32	1/24/2029
	225,000	75,000	(3)	$10.25	6/24/2029
	–	300,000	(4)	$8.19	9/9/2032

Michael T. Lavin	90,000	–		$3.53	8/8/2026
	150,000	–		$2.47	6/1/2027
	90,000	–		$4.95	8/3/2028
	67,500	22,500	(3)	$10.25	6/24/2029
	–	120,000	(4)	$8.19	9/9/2032

Danny Bharwani	60,000	–		$3.53	8/8/2026
	60,000	–		$2.47	6/1/2027
	60,000	–		$4.95	8/3/2028
	45,000	15,000	(3)	$10.25	6/24/2029
	–	90,000	(4)	$8.19	9/9/2032

(1)	The original grant of options vested in 25% increments on the first, second, third and fourth anniversaries of the grant date.
(2)	Becomes exercisable as to the unexercisable portion on January 24, 2026.
(3)	Becomes exercisable as to the unexercisable portion on June 24, 2026.
(4)	Becomes exercisable as to cumulative increments of 25% of the unexercisable portion on September 9, 2026, 2027, 2028, and 2029.

Option Exercises in Last Fiscal Year

All of the three named executive officers exercised stock options during 2025. The table below shows the realized value and the number of options exercised for those individuals. None of our officers hold stock awards; accordingly, no stock awards vested during 2025.

Option Exercises and Stock Vested

Name	Number of shares acquired realized on exercise	Value realized on exercise(1)
Mr. Bradley	300,000	$1,920,000
Mr. Lavin	90,000	576,000
Mr. Bharwani	60,000	384,000

(1)	The value realized is the difference between the fair market value of the Company’s common stock on the date of exercise (the closing price reported by Nasdaq) and the exercise price of the option.

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

As of December 31, 2025, each of the named executive officers would realize a benefit if unvested stock options were to become immediately exercisable upon a change in control, based on the value of the shares underlying such options at the closing market price on December 31, 2025, which was $9.33 per share. The respective amounts of such possible benefit are set forth in the following table:

Potential Value Upon Acceleration
Mr. Bradley	$342,000
Mr. Lavin	136,800
Mr. Bharwani	102,600

Management Structure

The Board is responsible for overseeing the management of the Company. Its oversight is aimed at seeing to it that the Company’s business is managed to meet our goals, and that the interests of the shareholders are served.

Our Board structure supports the independence of our directors. Our Audit Committee, Compensation Committee and Nominating Committee are each composed solely of independent directors. Our bylaws provide that any two directors have the authority to call meetings of the Board, as do specified officers, including the president and the secretary. To enhance the possible use of that authority by independent directors, the corporate secretary is under standing instructions to call a meeting at the instance of any one director. Our Board has chosen not to designate any individual formally as the lead independent director. Each director retains his full oversight responsibility.

Charles E. Bradley, Jr. currently serves as both the Chairman of the Board and our Chief Executive Officer. The Board believes that combining the Chairman and Chief Executive Officer positions is currently the most effective leadership structure given Mr. Bradley’s in-depth knowledge of our business and industry and his demonstrated ability to formulate and implement strategic initiatives. Mr. Bradley is continuously involved in developing and implementing our strategies, working closely with the Company’s other senior executives to seek continued disciplined growth and excellence in operations. His close involvement in management places Mr. Bradley in the best position to decide which business issues require consideration by the independent directors of the Board. In addition, having a combined Chairman and Chief Executive Officer enables us to speak with a unified voice to shareholders, customers and others concerned with our Company. The Board believes that combining the Chief Executive Officer and Chairman roles, as part of a governance structure that includes oversight of management responsibilities by independent directors, provides the preferred system for meeting the requirement that the Company be managed in the best interest of our shareholders.

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

Director Compensation

Throughout 2025, we paid our non-employee directors a retainer of $6,000 per month, with an additional fee of $700 per month for service on a Board committee ($1,200 for a committee chairman). Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the Board of Directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings. The following table summarizes compensation received by our directors for the year 2025:

Name of Director(1)	Fees Earned or Paid in Cash (2)	Total
Charles E. Bradley, Jr. (3)	$–	$–
Stephen H. Deckoff	73,500	73,500
Louis M. Grasso	84,400	84,400
William W. Grounds	92,300	92,300
Brian J. Rayhill	107,200	107,200
William B. Roberts	81,900	81,900
James E. Walker III	75,000	75,000
Gregory S. Washer	98,800	98,800
Daniel S. Wood	107,200	107,200

(1)	As of December 31, 2025, Mr. Bradley held 1,627,500 vested stock options and 562,500 unvested stock options; Mr. Grasso held 70,000 vested stock options; Mr. Grounds held 30,000 vested stock options; Mr. Rayhill held 120,000 vested stock options; Mr. Roberts held 60,000 vested stock options; Mr. Washer held 60,000 vested stock options; and Mr. Wood held 120,000 vested stock options.
(2)	This column reports cash compensation earned in 2025 for Board and committee service.
(3)	Mr. Bradley’s compensation as Chief Executive Officer of the Company is described elsewhere in this report. He received no additional compensation for service on the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our common stock (our only class of voting securities) owned beneficially as of March 4, 2026 by (i) each person known to us to own beneficially more than 5% of the outstanding common stock, (ii) each director and each named executive officer, and (iii) all of our directors and executive officers, as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. Percent of class is calculated by reference to 21,760,275 shares outstanding on March 4, 2026. Except as otherwise noted, each person named in the table has a mailing address at 3800 Howard Hughes Parkway, Suite 1400, Las Vegas, Nevada 89169.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	5,943,216		25.2%
Scott W. Carnahan	36,000		*
Stephen H. Deckoff	5,127,165	(2)	23.6%
Louis M. Grasso	100,300		*
William W. Grounds	33,100		*
Brian J. Rayhill	352,385		1.6%
James E. Walker III	0		*
Gregory S. Washer	496,114		2.3%
Daniel S. Wood	334,943		1.5%
Danny Bharwani	594,177		2.7%
Michael T. Lavin	855,194		3.9%
All directors and executive officers combined (21 persons)	15,977,021	(3)	62.3%
Black Diamond Capital Management I, LLLP 5330 Yacht Haven Grande, Suite 100, Box 35, St. Thomas, U.S. Virgin Islands 00802	5,127,165	(2)	23.6%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas, 78746	1,623,488	(4)	7.5%

*Less than 1%

(1)	Includes certain shares that may be acquired within 60 days after March 4, 2026 from the Company upon exercise of options, for each individual, as follows: Mr. Bradley, 1,815,000 shares; Mr. Grasso, 70,000 shares; Mr. Grounds, 30,000 shares; Mr. Rayhill, 120,000 shares; Mr. Washer, 60,000 shares; Mr. Wood, 120,000 shares; Mr. Bharwani, 225,000 shares; and Mr. Lavin, 397,500 shares. Of Mr. Bradley’s shares, 1,685,878 are pledged to secure loan(s) to him. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company’s Employee 401(k) Plan (the “401(k) Plan”). The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund. Each “unit” in the mutual fund represents an interest in Company stock, cash and cash equivalents.
(2)	These shares are held directly by certain Black Diamond investment vehicles (“Black Diamond vehicles”). Black Diamond Capital Management I, LLLP (“Black Diamond”) exercises investment discretion on behalf of investment advisory affiliates that serve as investment advisers to the Black Diamond vehicles. Mr. Deckoff is the Managing Principal of Black Diamond. Mr. Deckoff disclaims beneficial ownership over the shares, except to the extent of his pecuniary interest therein.
(3)	Includes a total of 3,890,131 shares that are not outstanding as of the date of this report, but which may be acquired within 60 days after March 4, 2026 upon exercise of options, and includes an estimate of 401(k) Plan shares. 3,686 shares are pledged as security by an executive officer.
(4)	Based on a report on Schedule 13G/A filed by the named person on February 9, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2025 Equity Incentive Plan (the “2025 Equity Plan”), as of December 31, 2025.

Plan Category	Outstanding Options	Weighted average exercise price of Outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by shareholders	6,182,631	$6.44	4,546,330
Plans not approved by shareholders	None	N/A	N/A
Total	6,182,631	$6.44	4,546,330

Item 13. Certain Relationships and Related Transactions, and Director Independence

Subordinated Notes. The Company has offered and sold its subordinated notes in a continuous public offering. Executive officer Teri L. Robinson has purchased such notes directly from the Company in the offering, in each case on the same terms then offered to the public generally. The largest aggregate amount of principal outstanding on Ms. Robinson’s notes in 2024 was $459,351. The amount of principal outstanding on Ms. Robinson’s notes as of March 10, 2025 was $212,801. In 2024, the Company paid $496,663 of principal on Ms. Robinson’s notes, which includes principal paid more than once due to the renewal of matured notes during the year. In 2024, the Company paid $23,125 of interest at rates fixed at the time of purchase of each note. The interest rates on Ms. Robinson’s notes in 2024 range from 4.9% to 8.9%. The largest aggregate amount of principal outstanding on Ms. Robinson’s notes in 2025 was $1,070,269. The amount of principal outstanding on Ms. Robinson’s notes as of March 4, 2026 was $126,781. In 2025, the Company paid $1,040,936 of principal on Ms. Robinson’s notes, which includes principal paid more than once due to the renewal of matured notes during the year. In 2025, the Company paid $24,891 of interest at rates fixed at the time of purchase of each note. The interest rates on Ms. Robinson’s notes in 2025 range from 5.4% to 8.9%.

Executive officer Steve Schween purchased such subordinated notes from the Company before he became an executive officer. The largest aggregate amount of principal outstanding on Mr. Schween’s note in each of 2024 and 2025 was $665,460. The amount of principal outstanding as of March 10, 2025 and March 4, 2026 was $665,460. In 2024 and 2025, no principal was paid on the note. In 2024 and 2025 the Company paid $148,013 and $166,869, respectively, in interest at a rate fixed at the time of purchase of the note. The interest rate on the note in 2024 and 2025 was 12.25%.

Employment. Ms. Noel Jackson, an executive officer and the Company’s Senior Vice President of Servicing, is the sister of Mr. Bradley, the Company’s Chief Executive Officer and chairman of the board. For fiscal year 2024 and 2025, Ms. Jackson received annual compensation of a base salary of $181,000 for 2024 and a base salary of $201,000 for 2025 and is also eligible for an award under the Executive Management Bonus Plan described above which was approved by the Compensation Committee for 2024 and 2025. Ms. Jackson’s employment with the Company was authorized by the Board of Directors and her base salary and Executive Management Bonus Plan award is reviewed and approved by the Compensation Committee on an annual basis.

Consulting Engagement. Mr. Carnahan was appointed as director on February 18, 2026, and has been a senior advisor to FTI Consulting, Inc. (“FTI”) since 2023. The Company previously engaged FTI to provide consulting services to the Company. During the fiscal year ended December 31, 2024 and December 31, 2025, the Company paid FTI approximately $127,000 and $173,000, respectively, for such services. The Company’s engagement with FTI ended in September 2025. Beginning in October 2025, the Company engaged Carnahan Black Pearl LLC (“Black Pearl”), of which Mr. Carnahan is the sole member, to perform similar services.

Other Transactions. On June 14, 2024, and as part of the Company’s stock repurchase program, the Company purchased directly from the Company’s chief executive officer, Charles E. Bradley, Jr., 50,000 shares of Company common stock at the previous day’s market closing price of $8.98. The dollar amount involved in the transaction and Mr. Bradley’s interest in the transaction was $449,000. On September 10, 2024, the Company purchased an additional 70,000 shares of Company common stock at the market closing price of $9.85 per share from Mr. Bradley, and Mr. Bradley’s interest in the transaction was $689,500. On September 15, 2025, as part of the Company’s stock repurchase program, the Company purchased directly from the Company’s director, William B. Roberts, 100,000 shares of Company common stock at that day’s closing price of $8.62. The dollar amount involved in the transaction and Mr. Robert’s interest in the transaction was $862,000. On December 4, 2025, the Company purchased an additional 100,000 shares of Company common stock at that day’s closing price of $8.69 per share from Mr. Roberts, and Mr. Robert’s interest in the transaction was $869,000.

Policy on Related Party Transactions and Director Independence. It is the Company’s policy that transactions with related parties having a control or fiduciary relationship with the Company who personally benefit from such transactions may take place only if approved by the Audit Committee or by the members of the Company’s Board of Directors who are disinterested with respect to the transaction, and independent in accordance with the standards for director independence prescribed by Nasdaq. Such policy is maintained in writing in the charter of the Audit Committee. The Audit Committee has given general approval to executive officer purchases of subordinated notes that are on terms and rates then available to the public, including the purchases by Ms. Robinson. The transactions with Mr. Schween were not subject to approval because they were entered into before Mr. Schween was an executive officer. The repurchases by the Company from Mr. Bradley were made pursuant to the Company’s stock repurchase program but were not preapproved. The Audit Committee subsequently ratified the Company’s transactions with Mr. Bradley. The repurchases by the Company from Mr. Roberts on December 4, 2025 were made pursuant to the Company’s stock repurchase program but were not preapproved. The Audit Committee subsequently ratified the Company’s December 4 transaction with Mr. Roberts.

The nine directors of the Company are Charles E. Bradley, Jr., Scott W. Carnahan, Stephen H. Deckoff, Louis M. Grasso, William W. Grounds, Brian J. Rayhill, James E. Walker III, Gregory S. Washer, and Daniel S. Wood. Mr. Deckoff, Mr. Grasso, Mr. Grounds, Mr. Rayhill, Mr. Walker, Mr. Washer, and Mr. Wood are independent in accordance with the director independence standards prescribed by Nasdaq, and none of them has a material relationship with the Company that would impair his independence from management or otherwise compromise his ability to act as an independent director.

Item 14. Principal Accounting Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2025 and 2024. Crowe has served as the Company’s independent registered public accounting firm since February 2009, and has reported on the Company’s financial statements for the years ended December 31, 2008 through 2025.

Audit and Non-Audit Fees	2024	2025
Audit Fees (1)	$1,000,000	$1,000,000
Audit-Related Fees (2)	169,300	170,850
Tax Fees (3)	304,000	305,000
All Other Fees	–	–
TOTAL	$1,473,300	$1,475,850

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(2)	Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements.
(3)	The 2024 and 2025 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the Audit Committee Charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee is also empowered to delegate such authority to one or more of its members. The Audit Committee has delegated to its chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2025 and December 31, 2024, all services for which audit fees or non-audit fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

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

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference herein from Exhibit 3.1 to the Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Incorporated by reference herein from Exhibit 3.1.1 to the Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Incorporated by reference herein from Exhibit 3.2 to the Form 8-K filed December 3, 2021)
4.	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(4)(iii)(A) and (b)(4)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.1	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Incorporated by reference herein from Exhibit 4.1 to Form S-1, no. 333-168976)
4.2	Form of RUS Notes (Incorporated by reference herein from Exhibit 4.2 to Form S-1, no. 333-168976)
4.3	Supplement No. 1 dated December 7, 2010 to Indenture re RUS Notes (Incorporated by reference herein from Exhibit 4.3 to Form S-1, no. 333-168976)
4.4	Supplement No. 2 dated January 22, 2014 to Indenture re RUS Notes (Incorporated by reference herein from Exhibit 4.4 to Form S-1, no. 333-190766)
4.5	Supplement No. 3 dated June 14, 2023 to Indenture re RUS Notes (Incorporated by reference herein from Exhibit 4.5 to Form S-3, no. 333-272653)
10.1.0	Purchase Agreement dated October 17, 2025, between registrant and Page Eleven Funding LLC (filed herewith)
10.1.1	Loan and Security Agreement dated October 17, 2025, amongst registrant, Page Eleven Funding LLC, Computershare Trust Company, N.A., and Capital One, National Association* (filed herewith)
10.1.2	Servicing Agreement dated November 24, 2015, amongst registrant, Page Nine Funding LLC, Ares Agent Services, L.P., and Credit Suisse AG, New York Branch* (filed herewith)
10.1.3	Security Agreement dated November 24, 2015, between Page Nine Funding LLC and Credit Suisse AG, New York Branch (filed herewith)
10.1.4	Amendments to Revolving Credit Agreement and Servicing Agreement dated November 21, 2017, amongst registrant, Page Nine Funding LLC, Credit Suisse AG, New York Branch, Mountcliff Funding LLC, Ares Commercial Finance, LP, Ares Centre Street Partnership, L.P., Ares Cactus Private Backed Fund, L.P., Ares Agent Services, L.P., and Wells Fargo Bank, National Association (filed herewith)
10.1.5	Amendments to Revolving Credit Agreement, Servicing Agreement, and Backup Servicing Agreement dated December 20, 2019, amongst registrant, Page Nine Funding LLC, Credit Suisse AG, New York Branch, Credit Suisse AG, Cayman Island Branch, Mountcliff Funding LLC, Ares Agent Services, L.P., Sonoran Cactus Private Asset Backed Fund, LLC, Glenlake Loan Fund, LLC, Ares Loan Origination LP, Ares Multi-Credit Fund LLC, Dearborn Park Asset-Backed Fund LLC, Ares Commercial Finance LP, and Wells Fargo Bank, National Association* (filed herewith)
10.1.6	Omnibus Amendment to Revolving Credit Agreement, Custodial Agreement, and Receivables Purchase Agreement, dated April 30, 2025, amongst registrant, Page Nine Funding LLC, Ares Agent Services, L.P., APC Holdings II, L.P., Sonoran Cactus Private Asset Backed Fund, LLC, Glenlake Loan Fund II, LLC, Ares Multi-Credit Fund LLC, Ares Credit Strategies Insurance Dedicated Fund Series Interests of Sali Multi-Series Fund, L.P., Ares Diversified Credit Strategies Fund (s), L.P., and Computershare Trust Company, National Association* (filed herewith)
10.1.7	Amendment to Servicing Agreement dated August 15, 2022, amongst registrant, Page Nine Funding LLC, Ares Agent Services, L.P., Southern Atlantic Re Inc., Capitol Life Insurance Company, American Family Life Assurance Company of Columbus, RSUI Indemnity Company, Transatlantic Reinsurance Company, Allianz Life Insurance Company of North America, Compsource Mutual Insurance Company, The Lincoln National Life Insurance Company, Massachusetts Mutual Life Insurance Company, Sonoran Cactus Private Asset Backed Fund, LLC (Pool III), Ares Commercial Finance LP, and APC Holdings II, L.P.* (filed herewith)
10.1.8	Amended and Restated Credit Agreement dated November 1, 2024, amongst registrant, Page Eight Funding LLC, Citibank, N.A., CAFCO, LLC, Charta, LLC, Ciesco, LLC, CRC Funding, LLC, ABF Auto Holdings 2024-1, LLC, and Oaktree Diversified Income Fund, Inc.* (filed herewith)
10.1.9	Amended and Restated Sale and Servicing Agreement dated November 1, 2024, amongst registrant, Page Eight Funding LLC, Citibank, N.A., and Computershare Trust Company, National Association* (filed herewith)
10.1.10	Amended and Restated Security Agreement dated November 1, 2024, between Page Eight Funding LLC and Citibank, N.A.(filed herewith)
10.1.11	Amendment to Amended and Restated Credit Agreement dated December 16, 2024, amongst registrant, Page Eight Funding LLC, Citibank, N.A., CAFCO, LLC, Charta, LLC, Ciesco, LLC, CRC Funding, LLC, ABF Auto Holdings 2024-1, LLC, and Oaktree Diversified Income Fund Inc.*(filed herewith)
10.1.12	Omnibus Amendments to Amended and Restated Credit Agreement and Amended and Restated Sale and Servicing Agreement, dated February 19, 2025, amongst registrant, Page Eight Funding LLC, Citibank, N.A., CAFCO, LLC, Charta, LLC, Ciesco, LLC, CRC Funding, LLC, ABF Auto Holdings 2024-1, LLC, Oaktree Diversified Income Fund Inc., and Computershare Trust Company, National Association* (filed herewith)
10.1.13	Amendment to Amended and Restated Credit Agreement dated October 8, 2025, amongst registrant, Page Eight Funding LLC, Citibank, N.A., CAFCO, LLC, Charta, LLC, Ciesco, LLC, CRC Funding, LLC, ABF Auto Holdings 2024-1, LLC, and Oaktree Diversified Income Fund Inc.*(filed herewith)
10.1.14	Auto Receivables Trust 2025-D Purchase Agreement dated October 23, 2025, between registrant and CPS Receivables Five LLC* (filed herewith)
10.1.15	Auto Receivables Trust 2025-C Purchase Agreement dated July 28, 2025, between registrant and CPS Receivables Five LLC* (filed herewith)
10.1.16	Auto Receivables Trust 2025-B Purchase Agreement dated May 12, 2025, between registrant and CPS Receivables Five LLC* (filed herewith)
10.1.17	Auto Receivables Trust 2025-A Purchase Agreement dated January 22, 2025, between registrant and CPS Receivables Five LLC* (filed herewith)
10.3	2025 Equity Incentive Plan (Incorporated by reference herein from Exhibit 10.1 to the Form 8-K filed November 25, 2025)#
10.3.1	Form of Option Agreement 2025 (Incorporated by reference herein from Exhibit 10.2 of the Form 8-K filed November 25, 2025) #
10.14	2006 Long-Term Equity Incentive Plan as amended May 18, 2015 (Incorporated by reference herein from pages A-1 through A-10 of the definitive proxy statement filed on April 27, 2015)#
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Incorporated by reference herein from Exhibit 10.14.1 to the Form 10-K filed March 9, 2007)#
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Incorporated by reference herein from Exhibit 99.(D)(2) to the Schedule TO filed November 12, 2009)#
10.14.3	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Incorporated by reference herein from Exhibit 99.(D)(3) to the Schedule TO filed November 12, 2009)#
14	Registrant’s Code of Ethics for Senior Financial Officers (Incorporated by reference herein from Exhibit 14 to the Form 10-K filed March 13, 2006)
19	Insider Trading Policy (Incorporated by reference herein from Exhibit 19 to the Form 10-K filed March 12, 2025)
21	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Rule 13a-14(a) certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) certification by Chief Financial Officer (filed herewith)
32	Section 1350 certification (filed herewith)
97	Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference herein from Exhibit 97 to the Form 10-K filed March 15, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 ________________________________

* Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

# Compensatory Plan or Arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)

March 16, 2026	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2026	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director and Chief Executive Officer (Principal Executive Officer)

March 16, 2026	/s/ SCOTT CARNAHAN
Scott Carahan, Director

March 16, 2026	/s/ STEPHEN H. DECKOFF
Stephen H. Deckoff, Director

March 16, 2026	/s/ LOUIS M. GRASSO
Lou Grasso, Director

March 16, 2026	/s/ WILLIAM W. GROUNDS
William W. Grounds, Director

March 16, 2026	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director

March 16, 2026	/s/ JAMES E. WALKER
James E. Walker, Director

March 16, 2026	/s/ GREGORY S. WASHER
Gregory S. Washer, Director

March 16, 2026	/s/ DANIEL S. WOOD
Daniel S. Wood, Director

March 16, 2026	/s/ DENESH BHARWANI
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

Shareholders and the Board of Directors of

Consumer Portfolio Services, Inc. and Subsidiaries

Las Vegas, Nevada

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

(Continued)

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

Accounting for Loans at Fair Value

As described in Notes 1 and 12 to the consolidated financial statements, the Company carries all finance receivables acquired after 2017 at fair value on a recurring basis. The Company had $3.7 billion in finance receivables that are carried at fair value, all of which are classified as level 3 fair values as they contain one or more inputs which are unobservable and significant to the fair value measurement. With assistance from an outside valuation expert, the Company used a level 3 fair value methodology for the fair value of finance receivables. The significant assumptions used by the Company to calculate the fair value of these financial receivables include the magnitude and timing of net charge-offs and the rate of amortization of the portfolio of finance receivables. These significant assumptions were based on the factors that market participants use in pricing similar receivables and are based on the best information available in the circumstances.

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

Testing the design and operating effectiveness of controls over the application of the assumptions used to support the estimate of loans at fair value included addressing:

•	The completeness and accuracy of data,

•	Third-party model review,

•	Review of management’s judgments and significant assumptions over inputs.

Substantively testing management's process, including evaluating management’s judgments and assumptions, for developing the estimate of loans at fair value included:

•	Using an auditor employed valuation specialist to assist in testing the Company’s estimate of fair value of the finance receivables. Testing included evaluation of certain management significant assumptions and evaluating the appropriateness of the methodology including a recalculation of the model.

•	Testing the completeness and accuracy of the underlying data used in the fair value of finance receivables estimate.

/s/ Crowe LLP

Crowe LLP

We have served as the Company’s auditor since 2008.

Los Angeles, California

March 16, 2026

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$6,322	$11,713
Restricted cash and equivalents	165,885	125,684
Finance receivables measured at fair value	3,655,855	3,313,767
Finance receivables, net	520	4,987

Furniture and equipment, net	771	943
Deferred tax assets, net	16	1,010
Other assets	28,824	35,764
	$3,858,193	$3,493,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$65,244	$70,151
Warehouse lines of credit	324,871	410,898
Residual interest financing	142,982	99,176
Securitization trust debt	2,986,574	2,594,384
Subordinated renewable notes	28,986	26,489
	3,548,657	3,201,098
COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,842,457 and 21,432,698 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	24,426	25,720
Retained earnings	286,385	267,060
Accumulated other comprehensive loss	(1,275)	(10)
	309,536	292,770

	$3,858,193	$3,493,868

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Interest income	$422,698	$363,962	$329,219
Mark to finance receivables measured at fair value	6,500	21,000	12,000
Other income	5,272	8,544	10,795
	434,470	393,506	352,014

Expenses:
Employee costs	95,369	96,192	88,148
General and administrative	52,870	54,710	50,001
Interest	232,024	191,257	146,631
Provision for credit losses	(2,934)	(5,307)	(22,300)
Sales	22,801	22,752	21,216
Occupancy	5,456	5,609	6,374
Depreciation and amortization	881	862	847
	406,467	366,075	290,917
Income before income tax expense (benefit)	28,003	27,431	61,097
Income tax expense (benefit)	8,678	8,228	15,754
Net income	$19,325	$19,203	$45,343

Earnings per share:
Basic	$0.88	$0.90	$2.17
Diluted	$0.80	$0.79	$1.80

Number of shares used in computing earnings per share:
Basic	21,889	21,292	20,896
Diluted	24,081	24,325	25,218

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023

Net income	$19,325	$19,203	$45,343
Other comprehensive income (loss); change in funded status of pension plan, net of ($433), $681 and $422 in tax for 2025, 2024 and 2023, respectively	(1,265)	1,857	1,164
Comprehensive income	$18,060	$21,060	$46,507

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2023	20,131	$28,906	$202,514	$(3,031)	$228,389

Common stock issued upon exercise of options and warrants	3,020	16,581	–	–	16,581
Repurchase of common stock	(1,976)	(20,273)	–	–	(20,273)
Other comprehensive income (loss)	–	–	–	1,164	1,164
Stock-based compensation	–	3,464	–	–	3,464
Net income	–	–	45,343	–	45,343
Balance at December 31, 2023	21,175	$28,678	$247,857	$(1,867)	$274,668

Common stock issued upon exercise of options and warrants	1,728	6,913	–	–	6,913
Repurchase of common stock	(1,470)	(12,828)	–	–	(12,828)
Other comprehensive income (loss)	–	–	–	1,857	1,857
Stock-based compensation	–	2,957	–	–	2,957
Net income	–	–	19,203	–	19,203
Balance at December 31, 2024	21,433	$25,720	$267,060	$(10)	$292,770

Common stock issued upon exercise of options and warrants	1,352	4,708	–	–	4,708
Repurchase of common stock	(943)	(8,672)	–	–	(8,672)
Other comprehensive income (loss)	–	–	–	(1,265)	(1,265)
Stock-based compensation	–	2,670	–	–	2,670
Net income	–	–	19,325	–	19,325
Balance at December 31, 2025	21,842	$24,426	$286,385	$(1,275)	$309,536

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$19,325	$19,203	$45,343
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	261,221	224,304	193,541
Depreciation and amortization	881	862	847
Amortization of deferred financing costs	12,576	10,574	9,690
Mark to fair value of finance receivables measured at fair value	(6,500)	(21,000)	(12,000)
Provision for credit losses	(2,934)	(5,307)	(22,300)
Stock-based compensation expense	2,670	2,957	3,464
Changes in assets and liabilities:
Other assets	6,940	(10,028)	4,667
Deferred tax assets, net	994	2,726	6,441
Accounts payable and accrued expenses	(6,172)	9,464	8,287
Net cash provided by operating activities	289,001	233,755	237,980

Cash flows from investing activities:
Payments received on finance receivables held for investment	7,401	25,004	68,167
Purchases of finance receivables measured at fair value	(1,639,044)	(1,653,037)	(1,251,020)
Payments on receivables portfolio at fair value	1,042,235	858,628	823,434
Change in repossessions held in inventory	–	125	446
Purchase of furniture and equipment	(709)	(433)	(559)

Net cash (used in) investing activities	(590,117)	(769,713)	(359,532)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	1,665,300	1,453,921	1,235,534
Proceeds from issuance of subordinated renewable notes	4,658	11,037	–
Payments on subordinated renewable notes	(2,161)	(1,736)	(8,075)
Net advances (repayments) of warehouse lines of credit	(87,991)	180,574	(53,253)
Proceeds from issuance of residual interest financing debt	65,000	50,000	–
Repayment of residual interest financing debt	(20,493)	–	–
Repayment of securitization trust debt	(1,271,962)	(1,124,088)	(1,078,432)
Payment of financing costs	(12,461)	(15,869)	(7,888)
Purchase of common stock	(8,672)	(12,828)	(20,273)
Exercise of options and warrants	4,708	6,913	16,581
Net cash provided by financing activities	335,926	547,924	84,194

Increase (decrease) in cash and cash equivalents	34,810	11,966	(37,358)

Cash and cash equivalents at beginning of year	137,397	125,431	162,789
Cash and cash equivalents at end of year	$172,207	$137,397	$125,431

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$218,117	$177,949	$135,203
Income taxes	$6,828	$11,799	$3,552

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Customers located in Ohio, Texas, Illinois, California, Florida, and Georgia represented 7.8%, 7.0%, 5.9%, 5.3%, 5.3%, and 5.0%. respectively, of contracts purchased during 2025 compared with 7.3%, 7.8%, 5.7%, 6.0%, 5.4%, and 4.5% respectively in 2024. No other state had a concentration in excess of 5.0% in 2025. We specialize in contracts with vehicle purchasers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at three financial institutions. We maintain cash due from banks in excess of the banks’ insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2025, our unrestricted cash balance was $6.3 million, which exceeded the minimum amounts required by our financial covenants.

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

We re-evaluate the fair value of such receivables at the close of each measurement period. If the reevaluation were to yield a value materially different from the recorded value, an adjustment would be required. The twelve-month period ended December 31, 2025, includes a $6.5 million positive mark to the carrying value of the portion of the receivables portfolio accounted for at fair value. The Company recorded a $21.0 positive mark for the twelve-month period ended December 31, 2024.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Finance Receivables, net

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

Repossession Policy

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Third-party portfolio	$5,211	$7,324	$9,350
Sales tax refunds	–	1,093	1,078
Other	61	127	367
Other income for the period	$5,272	$8,544	$10,795

Earnings Per Share

Earnings per share were calculated using the weighted average number of shares outstanding for the related period. The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share	$19,325	$19,203	$45,343
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding during the year	21,889	21,292	20,896
Incremental common shares attributable to exercise of outstanding options and warrants	2,192	3,033	4,322
Denominator for diluted earnings per share	24,081	24,325	25,218
Basic earnings per share	$0.88	$0.90	$2.17
Diluted earnings per share	$0.80	$0.79	$1.80

Incremental shares of 2.1 million, 1.7 million and 1.7 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2025, 2024 and 2023, respectively, because the effect is anti-dilutive.

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

Financial Covenants

Our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of December 31, 2025, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

Provision for Contingent Liabilities

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Our legal counsel has advised us on such matters where, based on information available at the time of this report, there is an indication that it is both probable that a liability has been incurred and the amount of the loss can be reasonably determined. As of December 31, 2025, there are no such legal proceedings pending and therefore we do not have a legal contingency recorded as a liability.

Accounting Pronouncements Recently Adopted

In In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information in the rate reconciliation and income taxes paid disclosures.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amendments in this ASU became effective for the Company beginning with this Annual Report on Form 10-K for the year ended December 31, 2025, and we have adopted using the prospective transition method. See Note 9 for disclosures reflecting the adoption of ASU 2023-09.

We do not believe that any other accounting pronouncements issued, but not yet effective, are applicable or would have a material impact on our consolidated financial statements or disclosures, if adopted.

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our Consolidated Balance Sheets was $165.9 million and $125.7 million as of December 31, 2025, and 2024, respectively.

Our securitization transactions and one of our warehouse credit facilities require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $74.9 million and $62.3 million as of December 31, 2025, and 2024, respectively.

(3) Finance Receivables, net

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

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not reported as delinquent. In certain circumstances we will grant obligors one-month payment extensions. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In certain limited cases, a two-month extension may be granted. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments. The following table summarizes the delinquency status of finance receivables as of December 31, 2025, and 2024:

	December 31,
	2025	2024
Delinquency Status	(In thousands)
Current	$319	$2,994
31-60 days	78	1,184
61-90 days	103	971
91 + days	20	271
	$520	$5,420

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $20,000 and $271,000 on December 31, 2025, and 2024, respectively, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents the amortized cost basis of our finance receivables by annual vintage as of December 31, 2025, and 2024:

	December 31,
	2025	2024
Annual Vintage Pool	(In thousands)
2015 and prior	$21	$294
2016	141	1,336
2017	358	3,790
	$520	$5,420

For our receivables originated prior to January 2018, we recorded a reduction to provision for credit losses on finance receivables in the amount of $2.9 million, $5.3 million, and $22.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. The reserve decrease was primarily due to a decrease in lifetime expected credit losses resulting from better-than-expected credit performance for these receivables.

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of period	$433	$2,869	$21,753
Provision for credit losses on finance receivables	(2,934)	(5,307)	(22,300)
Charge-offs.	(656)	(1,846)	(8,064)
Recoveries.	3,157	4,717	11,480
Balance at end of period	$–	$433	$2,869

The following table presents the gross charge-offs by year of origination of our finance receivables for the year ended December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023
Annual Vintage Pool	(In thousands)
2014 and prior	$220	$353	$325
2015	66	285	1,031
2016	205	703	3,266
2017	165	976	4,294
Applied against repos in inventory (net)		(471)	(852)
	$656	$1,846	$8,064

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2025	2024
	(In thousands)
Furniture and fixtures	$2,083	$2,083
Computer and telephone equipment	7,488	6,942
Leasehold improvements	1,604	1,638
	11,175	10,663
Less: accumulated depreciation and amortization	(10,404)	(9,720)
	$771	$943

Depreciation expense totaled $881,000, $862,000, and $847,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

(5) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2025 (2)	Principal	2025	2024	2025
	(Dollars in thousands)
CPS 2020-C	November 2027	$–	$252,200	$–	$22,453	–
CPS 2021-A	March 2028	–	230,545	–	22,396	–
CPS 2021-B	June 2028	20,470	240,000	15,832	31,903	3.41%
CPS 2021-C	September 2028	32,643	291,000	25,889	49,739	3.12%
CPS 2021-D	December 2028	46,798	349,202	39,625	72,090	4.02%
CPS 2022-A	April 2029	53,916	316,800	42,241	77,872	4.11%
CPS 2022-B	October 2029	87,083	395,600	72,820	132,002	6.63%
CPS 2022-C	April 2030	106,745	391,600	77,073	141,176	7.64%
CPS 2022-D	June 2030	100,113	307,018	86,973	135,857	9.80%
CPS 2023-A	August 2030	123,912	324,768	83,896	146,020	7.73%
CPS 2023-B	November 2030	137,560	332,885	107,035	172,154	7.73%
CPS 2023-C	February 2031	133,736	291,732	110,281	175,219	7.39%
CPS 2023-D	May 2031	140,668	286,149	121,208	191,621	8.14%
CPS 2024-A	August 2031	149,818	280,924	128,466	206,348	6.51%
CPS 2024-B	November 2031	193,809	319,871	171,992	262,768	6.67%
CPS 2024-C	March 2032	283,102	436,310	254,043	379,254	6.38%
CPS 2024-D	June 2032	298,848	416,816	269,169	390,983	5.30%
CPS 2025-A	August 2032	352,293	442,420	324,242	–	5.55%
CPS 2025-B	March 2033	370,325	419,950	341,383	–	5.48%
CPS 2025-C	February 2033	390,258	418,330	364,711	–	5.11%
CPS 2025-D	May 2033	375,950	384,600	366,313	–	5.12%
		$3,398,049	$7,128,720	$3,003,192	$2,609,855

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $1,168.0 million in 2026, $825.5 million in 2027, $498.4 million in 2028, $294.8 million in 2029, $156.3 million in 2030, and $43.6 million in 2031.
(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $16.6 million and $15.5 million as of December 31, 2025, and December 31, 2024, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued by our wholly-owned, bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by any of our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt, prior to 2024, require that certain credit loss criteria be met with respect to the collateral pool. We were in compliance with all such criteria as of December 31, 2025.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2025, restricted cash under the various agreements totaled approximately $165.9 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Debt

The terms of our debt outstanding at December 31, 2025, and 2024 are summarized below:

				Amount Outstanding at
				December 31,	December 31,
				2025	2024
				(In thousands)
Description	Interest Rate	Subordinate Lender Interest Rate	Maturity

Warehouse lines of credit	2.85% over CP yield rate (Minimum 3.60%) 6.80% and 7.52% at December 31, 2025 and December 31 2024, respectively	6.40% over SOFR yield rate (Minimum 7.15%) 10.40% and 11.09% at December 31, 2025 and December 31, 2024, respectively	July 2026	$197,107	$269,602

Warehouse lines of credit	4.50% over a commercial paper rate (Minimum 7.50%) 8.25% and 8.90% at December 31 2025, and December 31 2024, respectively		March 2026	11,778	145,597

Warehouse lines of credit	2.75% over SOFR yield rate (Minimum 3.00%) 6.50% at December 31, 2025	6.40% over SOFR yield rate (Minimum 6.65%) 10.27% at December 31, 2025	October 2027	118,323	–

Residual interest financing	7.86%		June 2026	31,163	50,000

Residual interest financing	11.50%		March 2029	49,820	50,000

Residual interest financing	11.00%		June 2032	63,524	–

Subordinated renewable notes	Weighted average rate of 8.98% and 9.24% at December 31, 2025 and December 31, 2024, respectively		Weighted average maturity of November 2027 and December 2026 at December 31, 2025 and December 31, 2024, respectively	28,986	26,489

				$500,701	$541,688

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $3.9 million and $5.1 million as of December 31, 2025, and December 31, 2024, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Warehouse lines of credit and residual interest financing on our Consolidated Balance Sheets.

On May 11, 2012, we entered into a $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. On July 15, 2022, we renewed our two-year revolving credit agreement with Citibank, N.A., and doubled the capacity from $100 million to $200 million. The facility provides for effective advances up to 95.00% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the CP Cost of Funds Rate plus 2.85% per annum, with a minimum rate of 3.60% per annum and during the amortization period at a per annum rate equal to the CP Cost of Funds Rate plus 3.85% per annum, with a minimum rate of 4.60% per annum. In July 2024, this facility was amended to extend the revolving period to July 2026 and to include an amortization period through July 2027 for any receivables pledged to the facility at the end of the revolving period. In November 2024, we closed a revolving credit agreement with Oaktree Capital Management, which is subordinate to our credit agreement with Citibank, N.A., and has a $35 million credit capacity. The facility provides effective advances up to 10.00% of eligible finance receivables. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Adjusted Term SOFR plus 6.40% per annum, with a minimum rate of 7.15% per annum and during the amortization period at a per annum rate equal to the Adjusted Term SOFR plus 7.40% per annum, with a minimum rate of 8.15% per annum. In December 2024, we increased the capacity to $335 million. At December 31, 2025, there was $197.1 million outstanding under this facility.

On November 24, 2015, we entered into a $100 million one-year warehouse credit line with affiliates of Credit Suisse Group and Ares Management LP. In June 2022, we increased the capacity of the credit agreement from $100 million to $200 million. This facility was most recently renewed, with Ares Management LP, in March 2024, extending the revolving period to March 2026 followed by an amortization period through March 2028 for any receivables pledged to the facility at the end of the revolving period. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Nine Funding, LLC. The facility provides for effective advances up to 85.25% of eligible finance receivables. The loans under the facility accrue interest at a commercial paper rate plus 4.50% per annum, with a minimum rate of 7.50% per annum. At December 31, 2025 there was $11.8 million outstanding under this facility.

On October 17, 2025, we entered into a $167.5 million two-year warehouse credit line with Capital One, N.A as the Class A Lender and Oaktree Asset-Backed Income Private Placement Fund Inc., as the Class B Lenders. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eleven Funding, LLC. The facility provides for effective advances up to 95.50% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Term SOFR plus 2.75% per annum, with a minimum rate of 3.00% per annum and during the amortization period at a per annum rate equal to the Term SOFR plus 3.75% per annum, with a minimum rate of 4.00% per annum. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Term SOFR plus 6.40% per annum, with a minimum rate of 6.65% per annum and during the amortization period at a per annum rate equal to the Term SOFR plus 7.40% per annum, with a minimum rate of 7.65% per annum. At December 31, 2025, there was $118.3 million outstanding under this facility.

The total outstanding debt on our three warehouse lines of credit was $327.2 million as of December 31, 2025, compared to $415.2 million outstanding as of December 31, 2024.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At December 31, 2025, there was $31.2 million outstanding under this facility, compared to $50.0 million outstanding as of December 31, 2024.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At December 31, 2025, there was $49.8 million outstanding under this facility, compared to $50.0 million outstanding as of December 31, 2024.

On March 20, 2025, we completed a $65 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $65.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from October 2023 through September 2024. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2025-1, consist of a single class with a coupon of 11.00%. At December 31, 2025, there was $63.5 million outstanding under this facility.

The agreed valuation of the collateral for the 2021-1, 2024-1, and 2025-1 Notes are the sum of the amounts on deposit in the underlying spread accounts for each related securitization and the over-collateralization of each related securitization, which is the difference between the outstanding principal balances of the related receivables less the principal balance of the outstanding notes issued in the related securitization. On each monthly payment date, the 2021-1, 2024-1, and 2025-1 Notes are entitled to interest at the coupon rate and, if necessary, a principal payment necessary to maintain a specified minimum collateral ratio.

Unamortized debt issuance costs of $1.5 million and $824,000 as of December 31, 2025, and December 31, 2024, respectively, have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Consolidated Balance Sheets.

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

The following table summarizes the contractual and expected maturity amounts of our outstanding subordinated renewable notes as of December 31, 2025:

Subordinated
Contractual maturity	renewable
date	notes
(In thousands)
2026	$8,457
2027	8,547
2028	5,525
2029	5,343
2030.	183
Thereafter	931
Total	$28,986

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchases

For the year ending December 31, 2025, we purchased 942,550 shares of our common stock at an average price of $9.20. In July 2025 our board of directors authorized the repurchase of an additional $5 million of our common stock. There is approximately $7.1 million of board authorization remaining under such plans, which have no expiration date. The table below describes the purchase of our common stock for the twelve-month period ended December 31, 2025, and 2024:

	Twelve Months Ended
	December 31, 2025		December 31, 2024
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	276,613	$8.73	473,202	$8.67
Shares redeemed upon net exercise of stock options	465,937	9.71	876,456	8.66
Other	200,000	9.11	120,000	9.49
Total stock purchases	942,550	$9.20	1,469,658	$8.73

Options and Warrants

In 2025, the Company adopted and its shareholders approved the CPS 2025 Long-Term Equity Incentive Plan (the “2025 Plan”) pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to our employees or employees of our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. The maximum number of shares that may be subject to awards under the 2025 Plan is 3,000,000 plus shares authorized under prior plans and not issued. Options that have been granted under prior plans have been granted at an exercise price equal to (or greater than) the stock’s fair value at the date of the grant, with terms generally of 7-10 years and vesting generally over 4-5 years.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2025, was $3.41. That fair value was estimated using a binomial option pricing model using the weighted average assumptions noted in the following table. We use historical data to estimate the expected term of each option. The volatility estimate is based on the historical and implied volatility of our stock over the period that equals the expected life of the option. Volatility assumption is 54% for 2025. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future. There were no stock options granted during the year ended December 31, 2024 and 2023.

Year Ended December 31,
2025
Expected life (years)	4.11
Risk-free interest rate	4.10%
Volatility	54.00%
Expected dividend yield	–

For the years ended December 31, 2025, 2024 and 2023, we recorded stock-based compensation costs in the amount of $2.7 million, $3.0 million and $3.5 million, respectively. As of December 31, 2025, the unrecognized stock-based compensation costs to be recognized over future periods was equal to $4.9 million. This amount will be recognized as expense over a weighted-average period of 3.0 years.

At December 31, 2025, and 2024, options outstanding had intrinsic values of $19.4 million and $33.3 million, respectively. At December 31, 2025, and 2024, options exercisable had intrinsic values of $17.8 million and $31.2 million, respectively. The total intrinsic value of options exercised was $8.4 million and $8.2 million for the years ended December 31, 2025, and 2024, respectively. New shares were issued for all options exercised during the year ended December 2025 and cash of $4.7 million was received. At December 31, 2025, there were a total of 4,501,000 additional shares available for grant under the 2025 Plan.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2025 is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,157	$5.37	N/A
Granted	1,430	8.19	N/A
Exercised	(1,352)	3.48	N/A
Forfeited/Expired.	(52)	4.95	N/A
Options outstanding at the end of period	6,183	$6.44	3.22 years

Options exercisable at the end of period	4,393	$5.56	2.09 years

The following table presents the price distribution of stock options outstanding and exercisable for the years ended December 31, 2025, and 2024:

	Number of shares as of		Number of shares as of
	December 31, 2025		December 31, 2024
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,098	1,098	1,197	1,197
$3.00 - $3.99	897	897	2,026	2,026
$4.00 - $4.99	1,145	1,145	1,262	972
$8.00 - $8.99.	1,430	–	–	–
$10.00 - $10.99	1,613	1,253	1,612	892
Total shares	6,183	4,393	6,097	5,087

We did not issue any stock options with an exercise price above or below the market price of the stock on the grant date for the years ended December 31, 2025, 2024 and 2023.

(8) Interest Income and Interest Expense

The following table presents the components of interest income:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Interest on finance receivables	$4,197	$6,948	$15,567
Interest on finance receivables at fair value	413,180	350,729	307,543
Other interest income.	5,321	6,285	6,109
Interest income	$422,698	$363,962	$329,219

The following table presents the components of interest expense:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Securitization trust debt.	$186,870	$161,014	$121,409
Warehouse lines of credit.	27,373	19,292	19,192
Residual interest financing	15,010	8,702	4,199
Subordinated renewable notes	2,771	2,249	1,831
Interest expense	$232,024	$191,257	$146,631

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes

Components of income tax expense (benefit) from continuing operations were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current federal tax expense	$5,603	$4,376	$7,122
Current state tax expense .	1,740	1,807	2,613
Total current	7,343	6,183	9,735

Deferred federal tax expense	1,016	1,382	4,307
Deferred state tax expense.	319	663	1,712
Total deferred	1,335	2,045	6,019

Income tax expense	$8,678	$8,228	$15,754

The Company does not have pretax income from continuing foreign operations or foreign tax expense.

The following table provides a reconciliation of tax computed at the US statutory federal tax rate and the recorded tax expense (in dollars and percentages) for the year ended December 31, 2025, under the provisions of ASU No. 2023-09:

	Year Ended December 31,
	2025 (1)
	(In thousands)
Expense at federal tax rate	$5,881	21%
State taxes, net of federal income tax effect (2)	1,627	5.8
Non-deductible expenses
Executive compensation expense, net (3)	717	2.6
Meals and Entertainment	468	1.7
Other	27	0.1
Total non-deductible expenses	1,212	4.3
Other adjustments	(42)	(0.1)
	$8,678	31.0%

________________________

(1)	Percentages may not add due to rounding.
(2)	State taxes in California, Florida, Illinois and Texas comprise the majority (>50%) of the tax effect.
(3)	The amount includes the federal income tax effect of the windfall/shortfall adjustments related to the vesting of stock awards and IRC limitations on executive compensation.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of tax computed at the statutory federal tax rate and the recorded tax expense (in percentages) for the years ended December 31, 2024, and 2023, prior to the adoption of ASU No. 2023-09:

	Year Ended December 31,
	2024	2023
	(In thousands)
Expense at federal tax rate	$5,760	$12,830
State taxes, net of federal income tax effect	1,863	3,716
Stock-based compensation	(958)	(1,184)
Non-deductible expenses	1,612	1,629
Other	(49)	(1,237)
	$8,228	$15,754

Income tax payments during the year, net of refunds, are comprised of the following:

Year Ended December 31,
2025
(In thousands)
Federal	$4,800
State	2,028
Income Taxes Paid	$6,828

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Year Ended December 31,
2025
(In thousands)
State
California	$390

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2025, and 2024 are as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred Tax Assets:
Accrued liabilities	$309	$703
NOL carryforwards	224	256
Built in losses	106	753
Stock compensation	608	755
Lease liability	5,018	5,846
Other	60	262
Total deferred tax assets	$6,325	$8,575

Deferred Tax Liabilities:
Pension accrual	$(1,662)	$(2,015)
Lease right-of-use assets	(4,430)	(5,301)
Furniture and equipment and other	(217)	(249)
Total deferred tax liabilities	(6,309)	(7,565)
Net deferred tax asset	$16	$1,010

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $16,000 as of December 31, 2025, is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $16,000 million consists of approximately $270,000 of net U.S. federal deferred tax liabilities and $286,000 of net state deferred tax assets.

As of December 31, 2025, we had net operating loss carryforwards for state income tax purposes of $3.8 million. These state net operating losses begin to expire in 2026.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others being phased in through 2027. Through December 31, 2025, the OBBBA had not materially impacted the Company’s income taxes; however, the Company continues to evaluate the effect the OBBBA will have on the Company’s consolidated financial condition and results of operations

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2025, we had no unrecognized tax benefits for uncertain tax positions.

We are subject to taxation in the US and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2021.

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

The following table presents the supplemental balance sheet information related to leases:

	December 31,	December 31,
	2025	2024
	(In thousands)

Operating Leases
Operating lease right-of-use assets	$53,225	$51,093
Less: Accumulated amortization right-of-use assets	(36,281)	(31,644)
Operating lease right-of-use assets, net	$16,944	$19,449

Operating lease liabilities	$(19,236)	$(21,471)

Finance Leases
Property and equipment, at cost	$4,097	$3,794
Less: Accumulated depreciation	(3,684)	(3,488)
Property and equipment, net	$413	$306

Finance lease liabilities	$(428)	$(315)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.4%	6.5%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2026	$5,583	$228
2027	5,756	170
2028	5,937	48
2029	4,331	10
2030	1,171	–
Thereafter	596	–
Total undiscounted lease payments	23,374	456
Less amounts representing interest	(4,138)	(28)
Lease Liability	$19,236	$428

The following table presents the leases expense included in Occupancy, General and administrative on our Condensed Consolidated Statement of Operations:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Operating lease cost	$5,001	$3,582	$5,547
Finance lease cost	219	115	158
Total lease cost	$5,220	$3,697	$5,705

The following table presents the supplemental cash flow information related to leases:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,271	$5,308	$5,547
Operating cash flows from finance leases	190	97	152
Financing cash flows from finance leases	28	18	6

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

In General. There can be no assurance as to the outcomes of the matters described above. We record at each measurement date our best estimate of probable incurred losses for legal contingencies, if any. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, the Company is not currently a party to any such material proceedings.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, we believe that the ultimate resolution of legal proceedings should not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the uncertainties inherent in contested proceedings there can be no assurance that the ultimate resolution of these matters will not be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period.

(11) Employee Benefits

We sponsor a pretax savings and profit-sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to the maximum allowed under the law. We may, at our discretion, match 100% of employees’ contributions up to $2,000 per employee per calendar year. Our matching contributions to the 401(k) Plan were $1.6 million, $1.5 million, and $1.4 million respectively, for the years ended December 31, 2025, 2024 and 2023.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

The following tables represent a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2025, and 2024:

	December 31,
	2025	2024
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$14,272	$15,477
Interest cost	727	695
Assumption changes	181	(564)
Actuarial (gain) loss.	212	(223)
Settlements	–	–
Benefits paid	(1,111)	(1,113)
Projected benefit obligation, end of year	$14,281	$14,272

Change in Plan Assets
Fair value of plan assets, beginning of year	$21,780	$20,048
Return on assets	246	2,967
Employer contribution	–	–
Expenses	(121)	(122)
Settlements	–	–
Benefits paid	(1,111)	(1,113)
Fair value of plan assets, end of year	$20,794	$21,780

Funded Status at end of year	$6,513	$7,508

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2025, and 2024 were as follows:

	December, 31
	2025	2024
Weighted average assumptions used to determine benefit obligations
Discount rate	5.05%	5.32%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.32%	4.68%
Expected return on plan assets	6.75%	6.75%

Our overall expected long-term rate of return on assets is 6.75% per annum as of December 31, 2025. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2025	2024	2023
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$6,513	$7,508	$4,571
Other liabilities	–	–	–
Net amount recognized	$6,513	$7,508	$4,571

Amounts recognized in accumulated other comprehensive loss consists of:
Net loss.	$3,290	$1,593	$4,130
Unrecognized transition asset	–	–	–
Net amount recognized	$3,290	$1,593	$4,130

Components of net periodic benefit cost
Interest cost	$727	$695	$753
Expected return on assets	(1,430)	(1,311)	(1,280)
Amortization of transition asset	–	–	–
Amortization of net loss	–	216	358
Net periodic benefit cost	(703)	(400)	(169)
Settlement (gain)/loss.	–	–	–
Total	$(703)	$(400)	$(169)

Benefit Obligation Recognized in Other Comprehensive Loss (Income)
Net loss (gain)	$995	$(2,937)	$(1,755)
Prior service cost (credit)	–	–	–
Amortization of prior service cost	–	–	–
Net amount recognized in other comprehensive loss (income).	$995	$(2,937)	$(1,755)

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2025 is $518,000.

The weighted average asset allocation of our pension benefits at December 31, 2025, and 2024 were as follows:

	December 31,
	2025	2024
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	88%	87%
Debt securities	12%	13%
Cash and cash equivalents	0%	0%
Total	100%	100%

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2026	$1,319
2027	1,209
2028	1,145
2029	953
2030	1,386
Years 2031 - 2035	5,559

Anticipated Contributions in 2026	$–

The fair value of plan assets at December 31, 2025, and 2024, by asset category, is as follows:

	December 31, 2025
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$8,282	$–	$–	$8,282
Large Cap Value	–	2,266	–	2,266
Mid Cap Index	–	609	–	609
Small Cap Growth	–	638	–	638
Small Cap Value	–	587	–	587
Large Cap Blend	–	772	–	772
Growth	–	2,723	–	2,723
International Growth	–	2,555	–	2,555
Core Bond	–	1,613	–	1,613
High Yield	–	344	–	344
Inflation Protected Bond	–	391	–	391
Money Market	–	14	–	14
Total	$8,282	$12,512	$–	$20,794

 ________________________

(1)	Company common stock is classified as level 1 and valued using quoted prices in active markets for identical assets.
(2)	All other plan assets in stock, bond and money market funds are classified as level 2 and valued using significant observable inputs.
(3)	There are no plan assets classified as level 3 in the fair value hierarchy as a result of having significant unobservable inputs.

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

Our level 3, unobservable inputs reflect our own assumptions about the factors that market participants use in pricing similar receivables and are based on the best information available in these circumstances. They include such inputs as estimates for the magnitude and timing of net charge-offs and the rate of amortization of the portfolio of finance receivable. Significant changes in any of those inputs in isolation would have a significant impact on our fair value measurement.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Twelve Months Ended
	December 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$3,313,767	$2,722,662
Finance receivables at fair value acquired during period	1,639,044	1,653,037
Payments received on finance receivables at fair value	(1,042,235)	(858,628)
Net interest income accretion on fair value receivables	(261,221)	(224,304)
Mark to fair value	6,500	21,000
Balance at end of period	$3,655,855	$3,313,767

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	December 31, 2025		December 31, 2024
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$3,778,127	$3,655,855	$3,485,540	$3,313,767

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Weight Avg. Inputs as of
	December 31,			December 31,
	2025	2024	Unobservable Inputs	2025	2024
	(In thousands)
Assets:
Finance receivables measured at fair value	$3,655,855	$3,313,767	Discount rate	11.07%	11.37%
			Cumulative net losses	16.02%	15.47%

Results for the years ended December 31, 2025, and 2024 include marks of $6.5 and $21.0 million, respectively, to the carrying value of the finance receivables accounted for at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. Our re-evaluation of the fair values of these receivables resulted in a mark up for certain older receivables and a mark down to the fair values of newer receivables. The fair value mark up on the older receivables exceeded the mark down to the newer receivables resulting in a net mark up of $6.5 million and $21.0 million for the years ended December 31, 2025, and 2024, respectively.

The following table summarizes the delinquency status using the contractual balance of these finance receivables measured at fair value as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024
	(In thousands)
Delinquency Status
Current	$3,220,198	$2,969,864
31 - 60 days	272,421	241,883
61 - 90 days	118,201	113,662
91 + days	56,203	64,810
Repo	111,104	95,321
	$3,778,127	$3,485,540

There were no transfers in or out of level 1 or level 2 assets and liabilities for 2025 and 2024. We have no level 3 assets or liabilities that are measured at fair value on a non-recurring basis.

The estimated fair values of financial assets and liabilities at December 31, 2025, and 2024, were as follows:

	As of December 31, 2025
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,322	$6,322	$–	$–	$6,322
Restricted cash and equivalents	165,885	165,885	–	–	165,885
Finance receivables, net	520	–	–	505	505
Accrued interest receivable	8	–	–	8	8
Liabilities:
Warehouse lines of credit	$324,871	$–	$–	$324,871	$324,871
Accrued interest payable	11,994	–	–	11,994	11,994
Securitization trust debt	2,986,574	–	–	2,985,961	2,985,961
Subordinated renewable notes	28,986	–	–	28,986	28,986

	As of December 31, 2024
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,713	$11,713	$–	$–	$11,713
Restricted cash and equivalents	125,684	125,684	–	–	125,684
Finance receivables, net	4,987	–	–	3,996	3,996
Accrued interest receivable	65	–	–	65	65
Liabilities:
Warehouse lines of credit	$410,898	$–	$–	$410,898	$410,898
Accrued interest payable	10,663	–	–	10,663	10,663
Securitization trust debt	2,594,384	–	–	2,614,352	2,614,352
Subordinated renewable notes	26,489	–	–	26,489	26,489

13) Business Segment Information

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

14) Subsequent Events

On January 27, 2026, we executed our first securitization of 2026. In the transaction, qualified institutional buyers purchased $345.61 million of asset-backed notes secured by $352.66 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2026-A, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average coupon on the notes is approximately 5.18%.

The 2026-A transaction has initial credit enhancement consisting of a cash deposit equal to 1.00% of the original receivable pool balance and overcollateralization of 2.00%. The transaction agreements require accelerated payment of principal on the notes to reach overcollateralization of the lesser of 7.30% of the original receivable pool balance, or 18.00% of the then outstanding pool balance. The transaction was a private offering of securities, not registered under the Securities Act of 1933, or any state securities law.

On March 4, 2026, we executed a residual interest financing. In the transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS majority owned affiliate (“MOA”) that owns the residual interests in four CPS securitizations issued from January 2025 through October 2025. The coupon on the notes is 8.75%.

The MOA interest includes 80% of the amounts on deposit in the underlying spread accounts for each related securitization and 80% of the over-collateralization of each related securitization, which is the difference between the outstanding principal balance of the related receivables less the outstanding principal balance of the notes associated with the securitization. On each monthly payment date, the notes will be paid interest at the coupon rate and, if necessary, a principal payment to maintain a specified minimum collateral ratio.

