Form 10-Q
period 2026-03-31
CONSUMER PORTFOLIO SERVICES, INC.
filed 2026-05-08
CIK 889609

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 24, 2026, the registrant had 21,698,565 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$6,944	$6,322
Restricted cash and equivalents	178,469	165,885
Finance receivables measured at fair value	3,835,789	3,655,855
Furniture and equipment, net	1,342	771
Deferred tax assets, net	16	16
Other assets	30,239	29,344
	$4,052,799	$3,858,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$70,261	$65,244
Warehouse lines of credit	467,138	324,871
Residual interest financing	181,383	142,982
Securitization trust debt	2,992,157	2,986,574
Subordinated renewable notes	27,508	28,986
	3,738,447	3,548,657
COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity
Preferred stock, $1 par value;authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,695,835 and 21,842,457 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	23,703	24,426
Retained earnings	291,924	286,385
Accumulated other comprehensive loss	(1,275)	(1,275)
	314,352	309,536

	$4,052,799	$3,858,193

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Interest income	$108,721	$101,933
Mark to finance receivables measured at fair value	–	3,500
Other income	3,613	1,441
	112,334	106,874

Expenses:
Employee costs	23,046	25,033
General and administrative	12,908	12,563
Interest	60,061	54,918
Sales	6,552	5,911
Occupancy	1,514	1,398
Depreciation and amortization	225	249
	104,306	100,072
Income before income tax expense	8,028	6,802
Income tax expense	2,489	2,108
Net income	$5,539	$4,694

Earnings per share:
Basic	$0.25	$0.22
Diluted	0.24	0.19

Number of shares used in computing earnings per share:
Basic	21,777	21,444
Diluted	23,534	24,325

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$5,539	$4,694

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$5,539	$4,694

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$5,539	$4,694
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	69,947	64,907
Depreciation and amortization	225	249
Amortization of deferred financing costs	3,436	2,865
Mark to finance receivables measured at fair value	–	(3,500)
Provision for credit losses	–	(979)
Stock-based compensation expense	512	717
Changes in assets and liabilities:
Deferred tax assets, net	–	184
Other assets	(895)	(407)
Accounts payable and accrued expenses	5,017	5,138
Net cash provided by operating activities	83,781	73,868

Cash flows from investing activities:
Payments received on finance receivables held for investment	–	3,106
Purchases of finance receivables measured at fair value	(524,900)	(449,602)
Payments received on finance receivables at fair value	275,019	252,856
Purchase of furniture and equipment	(796)	(471)
Net cash used in investing activities	(250,677)	(194,111)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	345,610	442,420
Proceeds from issuance of subordinated renewable notes	270	1,603
Payments on subordinated renewable notes	(1,748)	(545)
Net proceeds from (repayments of) warehouse lines of credit	141,499	(45,811)
Proceeds from issuance of residual interest financing debt	50,000	65,000
Repayment of residual interest financing debt	(11,015)	–
Repayment of securitization trust debt	(340,193)	(292,997)
Payment of financing costs	(3,086)	(3,592)
Purchase of common stock	(1,235)	–
Exercise of options and warrants	–	246
Net cash provided by financing activities	180,102	166,324
Increase in cash and cash equivalents	13,206	46,081
Cash and restricted cash at beginning of period	172,207	137,397
Cash and restricted cash at end of period	$185,413	$183,478

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$56,777	$51,507
Income taxes	$80	$(75)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	March 31,
	2026	2025
Common Stock (Shares Outstanding)
Balance, beginning of period	21,842	21,433
Common stock issued upon exercise of options and warrants	–	70
Repurchase of common stock	(146)	–
Balance, end of period	21,696	21,503

Common Stock
Balance, beginning of period	$24,426	$25,720
Common stock issued upon exercise of options and warrants	–	246
Repurchase of common stock	(1,235)	–
Stock-based compensation	512	717
Balance, end of period	$23,703	$26,683

Retained Earnings
Balance, beginning of period	$286,385	$267,060
Net income	5,539	4,694
Balance, end of period	$291,924	$271,754

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(1,275)	$(10)
Pension benefit obligation	–	–
Balance, end of period	$(1,275)	$(10)

Total Shareholders’ Equity	$314,352	$298,427

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended March 31, 2026, are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2026, and 2025:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Origination and servicing fees from third party receivables	$1,287	$1,431
Dealer recoveries	2,319	–
Other	7	10
Other income for the period	$3,613	$1,441

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

The following table presents the supplemental balance sheet information related to leases:

	2026	2025
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$53,225	$53,225
Less: Accumulated amortization right-of-use assets	(37,461)	(36,281)
Operating lease right-of-use assets, net	$15,764	$16,944

Operating lease liabilities	$(18,012)	$(19,236)

Finance Leases
Property and equipment, at cost	$4,589	$4,097
Less: Accumulated depreciation	(3,777)	(3,684)
Property and equipment, net	$812	$413

Finance lease liabilities	$(832)	$(428)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.6%	6.4%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2026 (excluding the three months ended March 31, 2026)	$4,219	$310
2027	5,756	355
2028	5,937	234
2029	4,331	10
2030	1,171	–
2031.	719	–
Thereafter	50	–
Total undiscounted lease payments	22,183	909
Less amounts representing interest	(4,171)	(77)
Lease Liability	$18,012	$832

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Operating lease cost	$1,320	$1,311
Finance lease cost	104	55
Total lease cost	$1,424	$1,366

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$1,320	$1,311
Operating cash flows from finance leases	88	47
Financing cash flows from finance leases	16	8

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2026, and 2025 we recorded stock-based compensation costs in the amount of $512,000 and $717,000, respectively. As of March 31, 2026, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.8 million. This amount will be recognized as expense over a weighted-average period of 3.12 years.

The following represents stock option activity for the three months ended March 31, 2026:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,123	$6.41	N/A
Granted	–	–	N/A
Exercised	–	–	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	6,123	$6.41	2.97 years

Options exercisable at the end of period	4,535	$5.71	1.86 years

The following table presents the price distribution of stock options outstanding and exercisable as of March 31, 2026 and December 31, 2025:

	Number of shares as of		Number of shares as of
	March 31, 2026		December 31, 2025
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,098	1,098	1,098	1,098
$3.00 - $3.99	897	897	897	897
$4.00 - $4.99	1,145	1,145	1,145	1,145
$8.00 - $8.99	1,430	–	1,430	–
$10.00 - $10.99	1,553	1,395	1,613	1,253
Total shares	6,123	4,535	6,123	4,393

At March 31, 2026, the aggregate intrinsic value of options outstanding and exercisable was $12.7 million. There were no options exercised for the three months ended March 31, 2026, compared to 70,000 for the comparable period in 2025. The total intrinsic value of options exercised was $390,000 for the three-month periods ended March 31, 2025. There were 4,501,000 shares available for future stock option grants under existing plans as of March 31, 2026.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases of Company Stock

The table below describes the purchase of our common stock for the three-months ended March 31, 2026, and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	126,622	$8.57	–	–
Shares redeemed upon net exercise of stock options	–	–	–	–
Other	20,000	7.53	–	–
Total stock purchases	146,622	$8.43	–	–

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2026, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

Provision for Contingent Liabilities

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Our legal counsel has advised us on such matters where, based on information available at the time of this report, there is an indication that it is both probable that a liability has been incurred and the amount of the loss can be reasonably determined. This is described further in footnote 8.

Recent Accounting Pronouncements

We do not believe that any accounting pronouncements issued, but not yet effective, are applicable or would have a material impact on our consolidated financial statements or disclosures, if adopted.

(2) Finance receivables measured at fair value

Our portfolio of finance receivables consists of small-balance homogeneous contracts comprising a single segment. Our contract purchase guidelines are designed to produce a homogenous portfolio. For key terms such as interest rate, length of contract, monthly payment and amount financed, there is relatively little variation from the average for the portfolio.

We have elected to use the fair value method to value our portfolio of finance receivables acquired. The accounting treatment follows the fair value hierarchy outlined in ASC 820, “Fair Value Measurements”, and the inputs and assumptions are level 3. This is described further in footnote 9.

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

For the quarter ended March 31, 2026, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and did not record a mark up or down to the portfolio.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$3,655,855	$3,313,767
Finance receivables at fair value acquired during period	524,900	449,602
Payments received on finance receivables at fair value	(275,019)	(252,856)
Net interest income accretion on fair value receivables	(69,947)	(64,907)
Mark to fair value	–	3,500
Balance at end of period	$3,835,789	$3,449,106

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	March 31, 2026		December 31, 2025
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$3,941,948	$3,835,789	$3,778,127	$3,655,855

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Weight Avg. Inputs as of
	March 31,	December 31,		March 31,	December 31,
	2026	2025	Unobservable	2026	2025
	(In thousands)
Assets:
Finance receivables measured at fair value	$3,835,789	$3,655,855	Discount rate	11.07%	11.07%
			Cumulative net losses	16.21%	16.02%

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We report delinquency on a contractual basis. The following table summarizes the delinquency status of these finance receivables measured at fair value as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(In thousands)
Delinquency Status
Current	$3,485,649	$3,220,198
31 - 60 days	217,632	272,421
61 - 90 days	86,227	118,201
91 + days	48,911	56,203
Repo	103,529	111,104
	$3,941,948	$3,778,127

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted Average
	Final Scheduled Payment	Receivables Pledged at March 31,	Initial	Outstanding Principal at March 31,	Outstanding Principal at December 31,	Contractual Debt Interest Rate at March 31,
Series	Date (1)	2026 (2)	Principal	2026	2025	2026
	(Dollars in thousands)
CPS 2021-B	June 2028	$–	$240,000	$–	$15,832	–
CPS 2021-C	September 2028	26,532	291,000	20,877	25,889	3.21%
CPS 2021-D	December 2028	38,630	349,202	32,336	39,625	4.06%
CPS 2022-A	April 2029	44,831	316,800	35,580	42,241	4.35%
CPS 2022-B	October 2029	73,489	395,600	60,999	72,820	6.91%
CPS 2022-C	April 2030	90,856	391,600	65,899	77,073	7.84%
CPS 2022-D	June 2030	88,079	307,018	77,684	86,973	10.05%
CPS 2023-A	August 2030	110,909	324,768	72,286	83,896	8.09%
CPS 2023-B	November 2030	123,672	332,885	96,290	107,035	7.92%
CPS 2023-C	February 2031	120,818	291,732	98,403	110,281	7.53%
CPS 2023-D	May 2031	126,518	286,149	107,460	121,208	8.28%
CPS 2024-A	August 2031	133,029	280,924	112,509	128,466	6.64%
CPS 2024-B	November 2031	173,674	319,871	152,694	171,992	6.74%
CPS 2024-C	March 2032	254,942	436,310	226,459	254,043	6.45%
CPS 2024-D	June 2032	268,918	416,816	240,262	269,169	5.35%
CPS 2025-A	August 2032	319,783	442,420	291,983	324,242	5.64%
CPS 2025-B	March 2033	341,428	419,950	313,883	341,383	5.54%
CPS 2025-C	May 2033	360,778	418,330	337,260	364,711	5.15%
CPS 2025-D	May 2033	352,083	384,600	335,664	366,313	5.18%
CPS 2026-A	August 2033	339,580	345,610	330,081	–	4.74%
		$3,388,549	$6,991,585	$3,008,609	$3,003,192

 ________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $915.9 million in 2026, $914.6 million in 2027, $563.5 million in 2028, $337.9 million in 2029, $182.1 million in 2030, $65.9 million in 2031, and $12.3 million in 2032.

(2)	Includes repossessed assets that are included in other assets on our Unaudited Condensed Consolidated Balance Sheet.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $16.5 million and $16.6 million as of March 31, 2026, and December 31, 2025, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We are in compliance with all such covenants as of March 31, 2026.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of March 31, 2026, restricted cash under the various agreements totaled approximately $178.5 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding at March 31, 2026, and December 31, 2025, are summarized below:

				Amount Outstanding at
				March 31,	December 31,
				2026	2025
				(In thousands)
Description	Interest Rate	Subordinate Lender Interest Rate	Maturity

Warehouse line of credit	2.85% over CP yield rate (Minimum 3.60%) 6.68% and 6.80% at March 31, 2026 and December 31 2025, respectively	6.40% over SOFR yield rate (Minimum 7.15%) 10.33% and 10.40% at March 31, 2026 and December 31, 2025, respectively	July 2026	$301,207	$197,107

Warehouse line of credit	4.50% over a commercial paper rate (Minimum 7.50%) 8.18% and 8.25% at March 31, 2026, and December 31 2025, respectively		April 2026	–	11,778
Warehouse line of credit	2.75% over SOFR yield rate (Minimum 3.00%) 6.42% and 6.50% at March 31, 2026 and December 31, 2025, respectively	6.40% over SOFR yield rate (Minimum 6.65%) 10.07% and 10.27% at March 31, 2026 and December 31, 2025, respectively	October 2027	167,500	118,323

Residual interest financing	7.86%		December 2028	21,030	31,163

Residual interest financing	11.50%		March 2029	49,652	49,820

Residual interest financing	11.00%		June 2032	62,810	63,524

Residual interest financing	8.75%		May 2033	50,000	–

Subordinated renewable notes	Weighted average rate of 8.81% and 8.98% at March 31, 2026 and December 31, 2025, respectively		Weighted average maturity of January 2028 and November 2027 at March 31, 2026 and December 31, 2025, respectively	27,508	28,986
				$679,707	$500,701

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 4, 2026, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in four CPS securitizations issued from January 2025 through October 2025. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2026-1, consist of a single class with a coupon of 8.75%. At March 31, 2026, there was $50.0 million outstanding under this facility.

On October 17, 2025, we entered into a $167.5 million two-year warehouse credit line with Capital One, N.A as the Class A Lender and Oaktree Asset-Backed Income Private Placement Fund Inc., as the Class B Lenders. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eleven Funding, LLC. The facility provides for effective advances up to 95.50% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Term SOFR plus 2.75% per annum, with a minimum rate of 3.00% per annum and during the amortization period at a per annum rate equal to the Term SOFR plus 3.75% per annum, with a minimum rate of 4.00% per annum. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Term SOFR plus 6.40% per annum, with a minimum rate of 6.65% per annum and during the amortization period at a per annum rate equal to the Term SOFR plus 7.40% per annum, with a minimum rate of 7.65% per annum. At March 31, 2026, there was $167.5 million outstanding under this facility.

On March 20, 2025, we completed a $65 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $65.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from October 2023 through September 2024. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2025-1, consist of a single class with a coupon of 11.00%. At March 31, 2026, there was $62.8 million outstanding under this facility.

On December 19, 2024, we increased the capacity of our revolving credit agreement with Citibank, N.A., to $335 million. This follows the November 2024 closing of a revolving credit agreement with Oaktree Capital Management, which is subordinate to our credit agreement with Citibank, N.A. The facility provides effective advances up to 10.00% of eligible finance receivables, effectively increasing the advance rate up to 95% across the facility for eligible receivables. The revolving credit agreement with Citibank, N.A. was last renewed in July 2024, extending the maturity date to July 2026 followed by an amortization period through July 2027 for any receivables pledged at the end of the revolving period. There was $301.2 million outstanding under this facility at March 31, 2026.

On March 29, 2024, we renewed our two-year $200 million revolving credit agreement with Ares Agent Services, L.P. The revolving period for this facility was extended to March 2026 followed by an amortization period through March 2028 for any receivables pledged at the end of the revolving period. In March 2026, the revolving period was extended to April 2026. There was nothing outstanding under this facility at March 31, 2026.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At March 31, 2026, there was $49.7 million outstanding under this facility.

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At March 31, 2026, there was $21.0 million outstanding under this facility.

Unamortized debt issuance costs of $2.1 million and $1.5 million as of March 31, 2026, and December 31, 2025, respectively, have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Interest on finance receivables at fair value	$106,331	$99,567
Other interest income	2,390	2,366

Interest income	$108,721	$101,933

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Securitization trust debt	$48,756	$45,044
Warehouse lines of credit	6,465	6,513
Residual interest financing	4,155	2,715
Subordinated renewable notes	685	646

Interest expense	$60,061	$54,918

(6) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2026, and 2025 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2026, and 2025:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,777	21,444
Incremental common shares attributable to exercise of outstanding options and warrants	1,757	2,881
Weighted average number of common shares used to compute diluted earnings per share	23,534	24,325

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month period ended March 31, 2026, would have included an additional 3.0 million shares attributable to the exercise of outstanding options and warrants. For the three month ended March 31, 2025, 1.4 million shares, would be included in the diluted earnings per share calculation.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

As of March 31, 2026 and December 31, 2025, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the financial statements. A valuation allowance is recognized to reduce a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. When making this judgment, both positive and negative evidence is considered, with the most weight given to evidence that can be objectively verified. The recognition of deferred tax liabilities, however, does not require a similar more likely than not test for realization. They are recognized with the expectation that they will be settled in future periods when the related taxable temporary differences reverse. As of March 31, 2026 we have a net deferred tax asset of $16,000. Our net deferred tax asset of $16,000 consists of approximately $270,000 of net U.S. federal deferred tax liabilities and $286,000 of net state deferred tax assets.

Income tax expense was $2.5 million for the three months ended on March 31, 2026, compared to income tax expense of $2.1 million for the three months ended March 31, 2025, representing an effective income tax rate of 31% in both periods.

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

In general, there can be no assurance as to the outcomes of the matters described above. We record at each measurement date our best estimate of probable incurred losses for legal contingencies, if any. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, the Company is not currently a party to any such material proceedings.

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

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three months ended March 31, 2026, and 2025.

The estimated fair values of financial assets and liabilities, excluding assets carried at fair value, on March 31, 2026 and December 31, 2025, were as follows:

	As of March 31, 2026
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,944	$6,944	$–	$–	$6,944
Restricted cash and equivalents	178,469	178,469	–	–	178,469
Liabilities:
Warehouse lines of credit	$467,138	$–	$–	$467,138	$467,138
Accrued interest payable	11,842	–	–	11,842	11,842
Residual interest financing	181,383	–	–	192,294	192,294
Securitization trust debt	2,992,157	–	–	3,013,756	3,013,756
Subordinated renewable notes	27,508	–	–	27,508	27,508

	As of December 31, 2025
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,322	$6,322	$–	$–	$6,322
Restricted cash and equivalents	165,885	165,885	–	–	165,885
Liabilities:
Warehouse lines of credit	$324,871	$–	$–	$324,871	$324,871
Accrued interest payable	11,994	–	–	11,994	11,994
Residual interest financing	142,982	–	–	152,607	152,607
Securitization trust debt	2,986,574	–	–	2,985,961	2,985,961
Subordinated renewable notes	28,986	–	–	28,986	28,986

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

(11) Subsequent Events

On April 6, 2026, we amended our two-year revolving credit agreement with Capital One, N.A. to increase the capacity of the facility. The amendment applies to both Capital One, N.A. and the subordinate lender, and increases the capacity of the facility from $167.5 million to $390 million. The revolving period for this facility will extend to October 2027 after which CPS will have the option to repay the outstanding loans in full or to allow them to amortize for an eighteen-month period.

On April 22, 2026, we completed our second securitization of 2026. In the transaction, qualified institutional buyers purchased $514.07 million of asset-backed notes secured by $526.17 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2026-B, consist of five classes. Ratings of the notes were provided by Moody’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average interest rate on the notes is approximately 5.51%.

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2026, we have originated a total of approximately $25.2 billion of automobile contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. Our recent history of contract purchase volumes and managed portfolio levels are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2021	1,146,321	2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
2024	1,681,941	3,665,725
2025	1,638,326	3,898,425
Three months ended March 31, 2026	533,220	4,058,335

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

Since 1994 we have conducted 108 term securitizations of automobile contracts that we originated. As of March 31, 2026, 19 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2020	4	741,867
2021	3	1,145,002
2022	4	1,537,383
2023	4	1,352,114
2024	4	1,533,854
2025	4	1,727,785
Three months ended March 31, 2026	1	352,664

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. We currently have short-term funding capacity of $702.5 million over three credit facilities. The first credit facility was established in May 2012. This facility was most recently renewed in July 2024, extending the revolving period to July 2026, with an optional amortization period through July 2027. In addition, the capacity was increased from $200 million to $335 million in December 2024.

In November 2015, we entered into a $100 million facility with Ares Agent Services, L.P. In June 2022, we increased the capacity of our credit agreement from $100 million to $200 million. This facility was most recently renewed in March 2024, extending the revolving period to March 2026, followed by an amortization period to March 2028. In March 2026, the revolving period was extended to April 2026. There was nothing outstanding under this facility at March 31, 2026.

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

In addition, from time to time, we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. On March 4, 2026, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in four CPS securitizations issued from January 2025 through October 2025. The sold notes (“2026-1 Notes”), issued by CPS Auto Securitization Trust 2026-1, consist of a single class with a coupon of 8.75%.

Receivables we originate and service for third parties are not pledged to our warehouse facilities or included in our securitizations.

Financial Covenants

Our warehouse credit facilities and our residual interest financings contain various financial covenants requiring certain minimum financial ratios. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of March 31, 2026 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2026, with the three months ended March 31, 2025

Revenues.  During the three months ended March 31, 2026, our revenues were $112.3 million, an increase of $5.5 million, or 5.1% from the prior year revenue of 106.9 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended March 31, 2026, did not include a mark to the recorded value of the finance receivables measured at fair value. Marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in no marks to finance receivables measured at fair value. There was a $3.5 million mark up to the fair value portfolio in the prior year period.

Interest income for the three months ended March 31, 2026, increased $6.8 million, or 6.7% to $108.7 million from $101.9 million in the prior year. The primary reason for the increase in interest income is the 7.9% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio decreased to 11.3% from 11.4% in the prior year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	(Dollars in Thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$3,853,746	$108,721	11.3%	$3,572,642	$101,933	11.4%

Other income was $3.6 million for the three months ended March 31, 2026, compared to $1.4 million for the comparable period in 2025. This $2.2 million increase was primarily driven by the dealer recoveries collected for the three months ending March 31, 2026. These dealer recoveries were $2.3 million for the quarter ended March 31, 2026. There were no dealer recoveries in the prior year period. The Company engaged a third party that identifies discrepancies in the values of the vehicles that have been repossessed and sold at auction. The third party attempts to collect the amount of the discrepancy from the dealers and remits the amounts collected to the Company net of fees charged.

Expenses.  Our operating expenses consist largely of interest expenses, employee costs, sales and general and administrative expenses. Interest expense is affected by the volume of automobile contracts we purchased during the trailing 12-month period and the use of our warehouse facilities and asset-backed securitizations to finance those contracts and on the interest rates on these facilities. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $104.3 million for the three months ended March 31, 2026, compared to $100.1 million for the prior period, an increase of $4.2 million, or 4.2%. The increase is primarily due to increases in interest expense.

Employee costs were $23.0 million during the three months ended March 31, 2026, compared to $25.0 million for the same quarter in the prior year, a decrease of $2.0 million, or 7.9%. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, March 31, 2026, and 2025.

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Contracts purchased (dollars)	$533.2	$451.2
Contracts purchased (units)	23,919	20,707
Managed portfolio outstanding (dollars)	$3,942.2	$3,614.6
Managed portfolio outstanding (units)	220,310	207,123

Number of Originations staff	191	200
Number of Sales staff	149	120
Number of Servicing staff	546	559
Number of other staff	70	64
Total number of employees	956	943

Increases in headcount among our Sales staff during the three-month period ended, March 31, 2026, and the decrease from the prior year period in the average cost of our Servicing staff, were the largest contributing factors to the increase in headcount and decrease to employee costs for the three-month period ended, March 31, 2026 compared to the prior year period.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $12.9 million, a decrease of $345,000 from $12.6 million in the prior year period.

Interest expense for the three months ended March 31, 2026, was $60.1 million and represented 57.6% of total operating expenses, compared to $54.9 million in the previous year, when it was 54.9% of total operating expenses.

Interest on securitization trust debt increased by $3.7 million for the three months ended March 31, 2026, compared to the prior period. The average balance of securitization trust debt increased to $3,127.4 million for the three months ended March 31, 2026, compared to $2,861.9 million for the three months ended March 31, 2025. The annualized average rate on our securitization trust debt was 6.2% for the three months ended March 31, 2026, compared to 6.3% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations

Period	Blended Cost of Funds
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%
January 2025	5.88%
May 2025	5.96%
July 2025	5.43%
October 2025	5.72%
January 2026	5.18%

Interest expense on warehouse credit line debt was $6.5 million for the three months ended March 31, 2026, and in the same period prior year period. The average balance of our warehouse debt was $276.0 million during the three months ended March 31, 2026, compared to $275.8 million for the same period in 2025. The annualized average rate on our credit line debt was 9.4% for the three months ended March 31, 2026, consistent with the same period in the prior year.

Interest expense on subordinated renewable notes was $685,000 for the three months ended March 31, 2026. The average balance of the outstanding subordinated debt was $28.7 million for the three months March 31, 2026, compared to $26.9 million for the prior year period. The average yield of subordinated notes is 9.6% for both current and the prior period.

In June 2021, March 2024, March 20, 2025, and again on March 4, 2026 we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, $65 million, and $50 million, respectively. Interest expense for these residual interest financings was $4.2 million for the three months ended March 31, 2026, compared to $2.7 million for the same period in 2025.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026			2025
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan Portfolio	$3,853,746	$108,721	11.3%	$3,572,642	$101,933	11.4%

Interest Bearing Liabilities
Warehouse lines of credit	$275,980	6,465	9.4%	$275,816	6,513	9.4%
Residual interest financing	154,594	4,155	10.8%	108,667	2,715	10.0%
Securitization trust debt	3,127,388	48,756	6.2%	2,861,870	45,044	6.3%
Subordinated renewable notes	28,652	685	9.6%	26,945	646	9.6%
	$3,586,614	60,061	6.7%	$3,273,298	54,918	6.7%

Net interest income/spread		$48,660			$47,015
Net interest yield (2)			4.6%			4.7%
Ratio of average interest earning assets to average interest bearing liabilities			107%			109%

_________________________

(1)	Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.
(2)	Annualized net interest income divided by average interest earning assets.

	Three Months Ended March 31, 2026
	Compared to March 31, 2025
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan Portfolio	$6,788	$7,751	(963)

Interest Bearing Liabilities
Warehouse lines of credit	(48)	(48)	–
Residual interest financing	1,440	1,131	309
Securitization trust debt	3,712	4,494	(782)
Subordinated renewable notes	39	39	–
	5,143	5,616	(473)

Net interest income/spread	$1,645	$2,135	$(490)

Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value. Finance receivables acquired before 2018 are recorded at cost, and both their total balance and activity is immaterial.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commission based on volume of contract purchases. Sales expense increased by $641,000 to $6.6 million during the three months ended March 31, 2026, from $5.9 million for the same quarter in 2025. We purchased $533.2 million of new contracts during the three months ended March 31, 2026, compared to $451.2 million in the prior year period.

Occupancy expenses were $1.5 million for the three months ending March 31, 2026, which is up from $1.4 million in the first quarter of 2025.

Depreciation and amortization expenses decreased to $225,000 compared to $249,000 in the previous year.

For the three months ended March 31, 2026, we recorded income tax expense of $2.5 million, representing a 31% effective tax rate. In the prior period, our income tax expense was $2.1 million, representing a 31% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	March 31, 2026		March 31, 2025		December 31, 2025
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	220,310	$3,942,218	207,123	$3,614,555	212,718	$3,778,647
Period of delinquency (2)
31-60 days	12,551	217,661	11,800	195,595	15,639	272,499
61-90 days	5,262	86,272	6,020	95,712	7,163	118,304
91+ days	3,426	48,929	4,161	61,037	3,806	56,223
Total delinquencies (2)	21,239	352,862	21,981	352,344	26,608	447,026
Amount in repossession (3)	7,098	103,555	6,214	93,997	7,462	111,152
Total delinquencies and amount in repossession (2)	28,337	$456,417	28,195	$446,341	34,070	$558,178

Delinquencies as a percentage of gross servicing portfolio	9.64%	8.95%	10.61%	9.75%	12.51%	11.83%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	12.86%	11.58%	13.61%	12.35%	16.02%	14.77%

Extension Experience
Contracts with one extension, accruing	38,462	$713,435	34,239	$616,697	41,504	$759,863
Contracts with two or more extensions, accruing	55,411	903,092	47,578	716,420	58,326	927,980
	93,873	1,616,527	81,817	1,333,117	99,830	1,687,843

Contracts with one extension, non-accrual (4)	2,495	36,432	3,203	48,729	3,008	45,848
Contracts with two or more extensions, non-accrual (4)	5,259	76,649	4,122	61,109	5,285	77,351
	7,754	113,081	7,325	109,838	8,293	123,199

Total contracts with extensions	101,627	$1,729,608	89,142	$1,442,955	108,123	$1,811,043

____________________________________

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract. The information in the table represents the gross principal amount of all automobile contracts we have purchased, including automobile contracts subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third parties on which we earn servicing fees only and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.
(4)	Amount in repossession and accounts past due more than 90 days are on non-accrual.

Net Charge-Off Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	Finance Receivables Portfolio

	March 31,	March 31,	December 31,
	2026	2025	2025
	(Dollars in thousands)
Average servicing portfolio outstanding	$3,853,746	$3,572,642	$3,693,796
Annualized net charge-offs as a percentage of average servicing portfolio (2)	8.57%	7.54%	7.76%

_________________________

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. March 31, 2026, and March 31, 2025, percentages represent three months ended March 31, 2026, and March 31, 2025, annualized. December 31, 2025, represents 12 months ended December 31, 2025.

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

After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs. We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2026, for accounts that received extensions from 2014 through 2025:

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2026	% Active or Paid Off at March 31, 2026	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2014	25,773	10,417	40.4%	14,486	56.2%	869	3.4%	25

2015	53,319	21,929	41.1%	30,058	56.4%	1,329	2.5%	26

2016	80,897	34,902	43.1%	43,007	53.2%	2,954	3.7%	26

2017	133,847	54,601	40.8%	68,336	51.1%	10,712	8.0%	23

2018	121,531	55,545	45.7%	53,641	44.1%	11,879	9.8%	20

2019	71,548	40,404	56.5%	22,951	32.1%	7,411	10.4%	20

2020	83,170	53,727	64.6%	25,121	30.2%	4,032	4.8%	24

2021	47,010	31,276	66.5%	14,498	30.8%	1,236	2.6%	24

2022	56,142	34,232	61.0%	19,956	35.5%	1,954	3.5%	20

2023	83,113	51,205	61.6%	28,649	34.5%	3,259	3.9%	17

2024	90,484	67,956	75.1%	19,887	22.0%	2,641	2.9%	13

2025	110,200	102,293	92.8%	4,854	4.4%	3,053	2.8%	6

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off as of March 31, 2026, to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without the extension, however, the account may have defaulted, and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, despite the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,	Three Months Ended March 31,	Year Ended December 31,
	2026	2025	2025

Average number of extensions granted per month	10,233	7,390	9,183

Average number of outstanding accounts	216,170	205,203	210,100

Average monthly extensions as % of average outstandings	4.7%	3.6%	4.4%

____________________

Note: Table excludes portfolios originated and owned by third parties

	March 31, 2026		March 31, 2025		December 31, 2025
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	40,957	$749,867	37,442	$665,427	41,504	$759,863
Contracts with two extensions	24,606	433,061	22,345	377,895	24,171	421,363
Contracts with three extensions	15,304	252,937	13,685	221,613	14,963	246,175
Contracts with four extensions	9,975	156,060	7,785	108,780	9,490	146,777
Contracts with five extensions	6,326	91,211	4,586	46,605	5,754	77,884
Contracts with six extensions	4,459	46,473	3,299	22,635	3,948	35,781
	101,627	$1,729,609	89,142	$1,442,955	99,830	$1,687,843

Managed portfolio (excluding originated and owned by 3rd parties)	220,310	$3,942,218	207,123	$3,614,555	212,718	$3,778,647

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

Net cash provided by operating activities for the three-month period ended March 31, 2026 was $83.8 million, an increase of $9.9 million, compared to net cash provided by operating activities for the three-month period ended March 31, 2026 of $73.9 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses and marks to finance receivables measured at fair value.

Net cash used in investing activities was $250.7 million for the three months ended March 31, 2026 compared to $194.1 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $524.9 million and $449.6 million during the first three months of 2026 and 2025, respectively.

Net cash provided by financing activities for the three months ended March 31, 2026 was $180.1 million compared to $166.3 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first three months of 2026, we issued $345.6 million in new securitization trust debt compared to $442.4 million for the same period in 2025. We repaid $340.2 million in securitization trust debt in the three months ended March 31, 2026 compared to repayments of securitization trust debt of $293.0 million in the prior year period. In the three months ended March 31, 2026, we had net advances on warehouse lines of credit of $141.5 million, compared to net repayments from warehouse lines of credit of $45.8 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2026, we had unrestricted cash of $6.9 million and $178.5 million aggregate available borrowings under our three warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of March 31, 2026, we had approximately $5.3 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the three-month period ended March 31, 2026, we completed one securitizations aggregating $345.6 million of notes sold.

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

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness. As of March 31, 2026, we were in compliance with all such financial covenants.

We currently have and will continue to have a substantial amount of outstanding indebtedness. At March 31, 2026, we had approximately $3,668.2 million of debt outstanding. Such debt consisted primarily of $2,992.2 million of securitization trust debt, and also included $467.1 million of warehouse lines of credit, $181.4 million of residual interest financing debt and $27.5 million in subordinated renewable notes.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 16, 2026. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2026, we had approximately $3,668.2 million debt outstanding. Such debt consisted primarily of $2,992.2 million of securitization trust debt and $467.1 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $5.6 million while our warehouse lines of credit debt has increased by $142.3 million since December 31, 2025 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $27.5 million and $29.0 million in subordinated renewable notes outstanding at March 31, 2026, and December 31, 2025, respectively. In June 2021, March 2024, March 2025, and again on March 2026, we completed a securitization of residual interests from other previously issued securitizations in the amounts of $50 million, $50 million, $65 million, and $50 million, respectively. As of March 31, 2026, $181.4 million of the residual interest debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, we repurchased 126,622 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

Jan 2026	44,599	$8.95	44,599	$6,714,613
February 2026	35,375	8.79	35,375	$6,403,515
March 2026	46,648	8.03	46,648	$6,028,988
Total	126,622	$8.57	126,622

____________________

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2026, our board of directors had authorized the purchase of up to $128.2 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
10.1.0	Auto Receivables Trust 2026-A Purchase Agreement dated January 1, 2026, between registrant and CPS Receivables Five LLC**
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant
32	Section 1350 Certifications*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

** Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)

Date: May 8, 2026	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ DENESH BHARWANI
Denesh Bharwani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

