Form 10-Q
period 2026-06-30
CONSUMER PORTFOLIO SERVICES, INC.
filed 2026-08-07
CIK 889609

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 24, 2026, the registrant had 21,554,714 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$7,501	$6,322
Restricted cash and equivalents	172,703	165,885
Finance receivables measured at fair value	4,212,167	3,655,855
Furniture and equipment, net	1,265	771
Other assets	28,585	29,360
	$4,422,221	$3,858,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$94,698	$65,244
Warehouse lines of credit	679,900	324,871
Residual interest financing	168,809	142,982
Securitization trust debt	3,131,105	2,986,574
Subordinated renewable notes	28,461	28,986
	4,102,973	3,548,657
COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,598,965 and 21,842,457 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	22,365	24,426
Retained earnings	298,158	286,385
Accumulated other comprehensive loss	(1,275)	(1,275)
	319,248	309,536

	$4,422,221	$3,858,193

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Interest income	$118,112	$105,362	$226,833	$207,295
Mark to finance receivables measured at fair value	–	3,000	–	6,500
Other income	3,277	1,402	6,890	2,843
	121,389	109,764	233,723	216,638

Expenses:
Employee costs	23,418	24,362	46,464	49,395
General and administrative	14,673	12,402	27,581	24,966
Interest	64,253	58,704	124,314	113,622
Sales	8,303	5,721	14,855	11,632
Occupancy	1,458	1,374	2,972	2,771
Depreciation and amortization	249	249	474	498
	112,354	102,812	216,660	202,884
Income before income tax expense	9,035	6,952	17,063	13,754
Income tax expense	2,801	2,155	5,290	4,263
Net income	$6,234	$4,797	$11,773	$9,491

Earnings per share:
Basic	$0.29	$0.22	$0.54	$0.44
Diluted	$0.27	$0.20	$0.50	$0.39

Number of shares used in computing earnings per share:
Basic	21,633	21,893	21,704	21,670
Diluted	23,485	24,180	23,509	24,254

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$6,234	$4,797	$11,773	$9,491

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$6,234	$4,797	$11,773	$9,491

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$11,773	$9,491
Adjustments to reconcile net income to net cash provided by operating activities:
Net interest income accretion on fair value receivables	139,685	126,548
Depreciation and amortization	474	498
Amortization of deferred financing costs	6,620	6,021
Mark to finance receivables measured at fair value	–	(6,500)
Provision for credit losses	–	(1,760)
Stock-based compensation expense	1,090	1,361
Changes in assets and liabilities:
Other assets	775	(5,108)
Accounts payable and accrued expenses	29,454	(2,223)
Net cash provided by operating activities	189,871	128,328

Cash flows from investing activities:
Payments received on finance receivables held for investment	–	5,076
Purchases of finance receivables measured at fair value	(1,266,636)	(882,879)
Payments received on finance receivables at fair value	570,639	517,569
Purchase of furniture and equipment	(968)	(595)
Net cash used in investing activities	(696,965)	(360,829)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	859,680	862,370
Proceeds from issuance of subordinated renewable notes	1,132	3,212
Payments on subordinated renewable notes	(1,657)	(873)
Net proceeds from (repayments of) warehouse lines of credit	354,416	(16,564)
Proceeds from issuance of residual interest financing debt	50,000	65,000
Repayment of residual interest financing debt	(23,738)	(8,205)
Repayment of securitization trust debt	(715,050)	(642,697)
Payment of financing costs	(6,541)	(6,450)
Purchase of common stock	(3,694)	(5,138)
Exercise of options and warrants	543	4,617
Net cash provided by financing activities	515,091	255,272
Increase in cash and cash equivalents	7,997	22,771
Cash and restricted cash at beginning of period	172,207	137,397
Cash and restricted cash at end of period	$180,204	$160,168

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$116,237	$106,773
Income taxes	$4,285	$5,306

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Common Stock (Shares Outstanding)
Balance, beginning of period	21,696	21,503	21,842	21,433
Common stock issued upon exercise of options and warrants	157	1,248	157	1,318
Repurchase of common stock	(254)	(527)	(400)	(527)
Balance, end of period	21,599	22,224	21,599	22,224

Common Stock
Balance, beginning of period	$23,703	$26,683	$24,426	$25,720
Common stock issued upon exercise of options and warrants	543	4,371	543	4,617
Repurchase of common stock	(2,459)	(5,138)	(3,694)	(5,138)
Stock-based compensation	578	644	1,090	1,361
Balance, end of period	$22,365	$26,560	$22,365	$26,560

Retained Earnings
Balance, beginning of period	$291,924	$271,754	$286,385	$267,060
Net income	6,234	4,797	11,773	9,491
Balance, end of period	$298,158	$276,551	$298,158	$276,551

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(1,275)	$(10)	$(1,275)	$(10)
Pension benefit obligation	–	–	–	–
Balance, end of period	$(1,275)	$(10)	$(1,275)	$(10)

Total Shareholders’ Equity	$319,248	$303,101	$319,248	$303,101

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

We were formed in California on March 8, 1991. We specialize in purchasing and servicing retail automobile installment sale contracts (“automobile contracts” or “finance receivables”) originated by licensed motor vehicle dealers located throughout the United States (“dealers”) in the sale of new and used automobiles, light trucks and passenger vans. Through our purchases, we provide indirect financing to dealer customers for borrowers with limited credit histories or past credit problems (“sub-prime customers”). We serve as an alternative source of financing for dealers, allowing sales to customers who otherwise might not be able to obtain financing. In addition to purchasing installment purchase contracts directly from dealers, we also, to a lesser extent, originate loans directly to consumers for the refinancing of an existing loan from other lenders secured by an automobile and have also (i) lent money directly to consumers for vehicle purchase money loans secured by vehicles, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) acquired installment purchase contracts in four merger and acquisition transactions. In this report, we refer to all of such contracts and loans as "automobile contracts."

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six-month period ended June 30, 2026, are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2026, and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Origination and servicing fees from third party receivables	$1,438	$1,384	$2,725	$2,815
Other	1,839	18	4,165	28
Other income for the period	$3,277	$1,402	$6,890	$2,843

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental balance sheet information related to leases:

	June 30,	December 31,
	2026	2025
	(In thousands)
Operating Leases
Operating lease right-of-use assets	$53,225	$53,225
Less: Accumulated amortization right-of-use assets	(38,620)	(36,281)
Operating lease right-of-use assets, net	$14,605	$16,944

Operating lease liabilities	$(16,765)	$(19,236)

Finance Leases
Property and equipment, at cost	$4,589	$4,097
Less: Accumulated depreciation	(3,869)	(3,684)
Property and equipment, net	$720	$413

Finance lease liabilities	$(743)	$(428)

Weighted Average Discount Rate
Operating lease	5.0%	5.0%
Finance lease	6.6%	6.4%

Maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
Year Ending December 31,	Lease	Lease
2026 (excluding the six months ended June 30, 2026)	$2,814	$206
2027	5,756	355
2028	5,937	234
2029	4,331	10
2030	1,171	–
2031	719	–
Thereafter	50	–
Total undiscounted lease payments	20,778	805
Less amounts representing interest	(4,013)	(62)
Lease Liability	$16,765	$743

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease expense included in General and administrative and Occupancy expense on our Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Operating lease cost	$1,317	$1,310	$2,637	$2,621
Finance lease cost	103	55	207	110
Total lease cost	$1,420	$1,365	$2,844	$2,731

The following table presents the supplemental cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)		(In thousands)
Operating cash flows from operating leases	$1,317	$1,310	$2,637	$2,621
Operating cash flows from finance leases	89	47	177	94
Financing cash flows from finance leases	14	7	30	15

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three and six months ended June 30, 2026, we recorded stock-based compensation costs in the amount of $578,000 and $1.1 million respectively. As of June 30, 2026, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.2 million. This amount will be recognized as expense over a weighted-average period of 3.19 years.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents stock option activity for the six months ended June 30, 2026:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,123	$6.41	N/A
Granted	–	–	N/A
Exercised	(157)	3.46	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	5,966	$6.48	2.78 years

Options exercisable at the end of period	4,536	$5.95	1.71 years

The following table presents the price distribution of stock options outstanding and exercisable as of June 30, 2026 and December 31, 2025:

	Number of shares as of		Number of shares as of
	June 30, 2026		December 31, 2025
	Outstanding	Exercisable	Outstanding	Exercisable
Range of exercise prices:	(In thousands)		(In thousands)
$2.00 - $2.99	1,068	1,068	1,098	1,098
$3.00 - $3.99	785	785	897	897
$4.00 - $4.99	1,130	1,130	1,145	1,145
$8.00 - $8.99	1,430	–	1,430	–
$10.00 - $10.99	1,553	1,553	1,553	1,253
Total shares	5,966	4,536	6,123	4,393

At June 30, 2026, the aggregate intrinsic value of options outstanding and exercisable was $19.6 million and $17.6 million, respectively. There were 157,000 options exercised for the six months ended June 30, 2026, compared to 1.3 million for the comparable period in 2025. The total intrinsic value of options exercised was $880,000 and $8.2 million for the six-month periods ended June 30, 2026 and 2025. There were 4,606,000 shares available for future stock option grants under existing plans as of June 30, 2026.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases of Company Stock

The table below describes the purchase of our common stock for the six months ended June 30, 2026, and 2025:

	Six Months Ended
	June 30, 2026		June 30, 2025
	Shares	Avg. Price	Shares	Avg. Price
Open market purchases	22,736	$9.79	76,880	$9.72
Shares redeemed upon net exercise of stock options	257,756	$9.04	449,772	$9.76
Other	120,000	$9.51	–	$–
Total stock purchases	400,492	$9.22	526,652	$9.76

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on net income or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2026, we were in compliance with all such covenants. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other event of default were to be accompanied by acceleration of such other indebtedness.

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

We have elected to use the fair value method to value our portfolio of finance receivables acquired. The accounting treatment follows the fair value hierarchy outlined in ASC 820, "Fair Value Measurements", and the inputs and assumptions are level 3. This is described further in footnote 9.

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

For the quarter ended June 30, 2026, the Company evaluated the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and did not record a mark up or down to the portfolio.

The table below presents a reconciliation of the finance receivables measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Balance at beginning of period	$3,835,789	$3,449,106	$3,655,855	$3,313,767
Finance receivables at fair value acquired during period	741,736	433,277	1,266,636	882,879
Payments received on finance receivables at fair value	(295,620)	(264,713)	(570,639)	(517,569)
Net interest income accretion on fair value receivables	(69,738)	(61,641)	(139,685)	(126,548)
Mark to fair value	–	3,000	–	6,500
Balance at end of period	$4,212,167	$3,559,029	$4,212,167	$3,559,029

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of these finance receivables to their contractual balances for the periods shown:

	June 30, 2026		December 31, 2025
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
(In thousands)
Finance receivables measured at fair value	$4,306,511	$4,212,167	$3,778,127	$3,655,855

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of			Weight Avg. Inputs as of
	June 30,	December 31,		June 30,	December 31,
	2026	2025	Unobservable	2026	2025
	(In thousands)
Assets:
Finance receivables measured at fair value	$4,212,167	$3,655,855	Discount rate	11.02%	11.07%
			Cumulative net losses	16.35%	16.02%

We report delinquency on a contractual basis. The following table summarizes the delinquency status of these finance receivables measured at fair value as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(In thousands)
Delinquency Status
Current	$3,782,693	$3,220,198
31 - 60 days	274,270	272,421
61 - 90 days	109,305	118,201
91 + days	45,933	56,203
Repo	94,310	111,104
	$4,306,511	$3,778,127

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed many securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual Debt
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2026	Principal	2026	2025	2026
	(Dollars in thousands)
CPS 2021-B	June 2028	$–	$240,000	$–	$15,832	–
CPS 2021-C	September 2028	–	291,000	–	25,889	–
CPS 2021-D	December 2028	31,252	349,202	24,854	39,625	4.06%
CPS 2022-A	April 2029	36,974	316,800	29,191	42,241	4.68%
CPS 2022-B	October 2029	61,206	395,600	49,481	72,820	7.14%
CPS 2022-C	April 2030	76,658	391,600	55,732	77,073	8.09%
CPS 2022-D	June 2030	76,291	307,018	68,362	86,973	10.37%
CPS 2023-A	August 2030	98,638	324,768	63,481	83,896	8.36%
CPS 2023-B	November 2030	110,730	332,885	86,062	107,035	8.14%
CPS 2023-C	February 2031	108,156	291,732	88,104	110,281	7.67%
CPS 2023-D	May 2031	113,912	286,149	94,876	121,208	8.43%
CPS 2024-A	August 2031	118,911	280,924	98,610	128,466	6.76%
CPS 2024-B	November 2031	155,062	319,871	134,070	171,992	6.84%
CPS 2024-C	March 2032	227,065	436,310	198,057	254,043	6.56%
CPS 2024-D	June 2032	241,769	416,816	210,733	269,169	5.43%
CPS 2025-A	August 2032	288,610	442,420	259,322	324,242	5.75%
CPS 2025-B	March 2033	312,779	419,950	283,622	341,383	5.63%
CPS 2025-C	May 2033	328,887	418,330	304,091	364,711	5.20%
CPS 2025-D	May 2033	325,000	384,600	306,131	366,313	5.25%
CPS 2026-A	August 2033	319,334	345,610	302,927	–	4.78%
CPS 2026-B	November 2033	505,650	514,070	490,116	–	4.98%
		$3,536,882	$7,505,655	$3,147,822	$3,003,192

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $661.6 million in 2026, $1,057.0 million in 2027, $664.5 million in 2028, $398.7 million in 2029, $222.0 million in 2030, $96.8 million in 2031, and $30.5 million in 2032.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of $16.7 million and $16.6 million as of June 30, 2026, and December 31, 2025, respectively, have been excluded from the table above. These debt issuance costs are presented as a direct deduction to the carrying amount of the Securitization trust debt on our Consolidated Balance Sheets.

All the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We are in compliance with all such covenants as of June 30, 2026.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of June 30, 2026, restricted cash under the various agreements totaled approximately $172.7 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of deferred financing costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Debt

The terms and amounts of our other debt outstanding on June 30, 2026, and December 31, 2025, are summarized below:

				Amount Outstanding at
				June 30,	December 31,
				2026	2025
				(In thousands)
Description	Interest Rate	Subordinate Lender Interest Rate	Maturity
Warehouse line of credit	2.85% over CP yield rate (Minimum 3.60%) 6.74% and 6.80% at June 30, 2026 and December 31 2025, respectively	6.40% over SOFR yield rate (Minimum 7.15%) 10.31% and 10.40% at June 30, 2026 and December 31, 2025, respectively	July 2028	$327,942	197,107
Warehouse line of credit	4.50% over a commercial paper rate (Minimum 7.50%) 8.25% at December 31 2025		April 2026	–	11,778
Warehouse line of credit	2.60% over SOFR yield rate (Minimum 2.85%) 6.23% and 6.50% at June 30, 2026 and December 31, 2025, respectively	6.40% over SOFR yield rate (Minimum 6.65%) 10.02% and 10.27% at June 30, 2026 and December 31, 2025, respectively	October 2027	353,683	118,323
Residual interest financing	7.86%		December 2028	11,078	31,163
Residual interest financing	11.50%		March 2029	46,881	49,820
Residual interest financing	11.00%		June 2032	62,810	63,524
Residual interest financing	8.75%		May 2033	50,000	–
Subordinated renewable notes	Weighted average rate of 8.78% and 8.98% at June 30, 2026 and December 31, 2025, respectively		Weighted average maturity of March 2028 and November 2027 at June 30, 2026 and December 31, 2025, respectively	28,461	28,986

				$880,855	$500,701

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 4, 2026, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in four CPS securitizations issued from January 2025 through October 2025. The sold notes (“2026-1 Notes”), issued by CPS Auto Securitization Trust 2026-1, consist of a single class with a coupon of 8.75%. At June 30, 2026, there was $50.0 million outstanding under this facility.

On October 17, 2025, we entered into a $167.5 million two-year warehouse credit line with Capital One, N.A as the Class A Lender and Oaktree Asset-Backed Income Private Placement Fund Inc., as the Class B Lenders. On April 3, 2026, we amended the credit agreement with Capital One, N.A. to increase the capacity of the facility. The amendment applies to both Capital One, N.A. and the subordinate lender, and increases the capacity of the facility from $167.5 million to $390 million. This facility has a two-year revolving period to October 2027, with an optional amortization period through April 2029. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eleven Funding, LLC. The facility provides for effective advances up to 95.50% of eligible finance receivables. The Class A loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Term SOFR plus 2.60% per annum, with a minimum rate of 2.85% per annum and during the amortization period at a per annum rate equal to the Term SOFR plus 3.60% per annum, with a minimum rate of 3.85% per annum. The Class B loans under the facility generally accrue interest during the revolving period at a per annum rate equal to the Term SOFR plus 6.40% per annum, with a minimum rate of 6.65% per annum and during the amortization period at a per annum rate equal to the Term SOFR plus 7.40% per annum, with a minimum rate of 7.65% per annum. At June 30, 2026, there was $353.7 million outstanding under this facility.

On March 20, 2025, we completed a $65 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $65.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from October 2023 through September 2024. The sold notes (“2025-1 Notes”), issued by CPS Auto Securitization Trust 2025-1, consist of a single class with a coupon of 11.00%. At June 30, 2026, there was $62.8 million outstanding under this facility.

On December 19, 2024, we increased the capacity of our revolving credit agreement with Citibank, N.A., to $335 million. This follows the November 2024 closing of a revolving credit agreement with Oaktree Capital Management, which is subordinate to our credit agreement with Citibank, N.A. The facility provides effective advances up to 10.00% of eligible finance receivables, effectively increasing the advance rate up to 95% across the facility for eligible receivables. The revolving credit agreement with Citibank, N.A. was last renewed in July 2026, extending the maturity date to July 2028 followed by an amortization period through July 2029 for any receivables pledged at the end of the revolving period. There was $327.9 million outstanding under this facility at June 30, 2026.

On March 29, 2024, we renewed our two-year $200 million revolving credit agreement with Ares Agent Services, L.P. The revolving period for this facility was extended to March 2026 followed by an amortization period through March 2028 for any receivables pledged at the end of the revolving period. In March 2026, the revolving period was extended to April 2026. The facility was not renewed following the expiration of the revolving period. There was nothing outstanding under this facility at June 30, 2026.

On March 22, 2024, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, a qualified institutional buyer purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in five CPS securitizations issued from January 2022 through January 2023. The sold notes (“2024-1 Notes”), issued by CPS Auto Securitization Trust 2024-1, consist of a single class with a coupon of 11.50%. At June 30, 2026, there was $46.9 million outstanding under this facility.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2021, we completed a $50 million securitization of residual interests from previously issued securitizations. In this residual interest financing transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by residual interests in eleven CPS securitizations consecutively issued from January 2018 and September 2020. The sold notes (“2021-1 Notes”), issued by CPS Auto Securitization Trust 2021-1, consist of a single class with a coupon of 7.86%. At June 30, 2026, there was $11.1 million outstanding under this facility.

Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. At June 30, 2026, there was $28.5 million outstanding under this facility.

Unamortized debt issuance costs of $2.0 million and $1.5 million as of June 30, 2026, and December 31, 2025, respectively, have been excluded from the amount reported above for residual interest financing. These debt issuance costs are presented as a direct deduction to the carrying amount of the debt on our Unaudited Condensed Consolidated Balance Sheets.

(5) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Interest on finance receivables at fair value	$116,128	$103,027	$222,459	$202,594
Interest on finance receivables	653	934	1,777	2,105
Other interest income	1,331	1,401	2,597	2,596

Interest income	$118,112	$105,362	$226,833	$207,295

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Securitization trust debt	$50,039	$45,557	$98,795	$90,602
Warehouse lines of credit	8,833	8,216	15,298	14,729
Residual interest financing	4,713	4,247	8,868	6,962
Subordinated renewable notes	668	684	1,353	1,329

Interest expense	$64,253	$58,704	$124,314	$113,622

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2026, and 2025 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2026, and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,633	21,893	21,704	21,670

Incremental common shares attributable to exercise of outstanding options and warrants	1,852	2,287	1,805	2,584

Weighted average number of common shares used to compute diluted earnings per share	23,485	24,180	23,509	24,254

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2026, would have included an additional 3.0 million shares attributable to the exercise of outstanding options and warrants. For the three months and six-months ended June 30, 2025, 1.6 million shares, would be included in the diluted earnings per share calculation.

(7) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2021.

As of June 30, 2026 and December 31, 2025, we had no unrecognized tax benefits for uncertain tax positions. We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the financial statements. A valuation allowance is recognized to reduce a deferred tax asset if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. When making this judgment, both positive and negative evidence is considered, with the most weight given to evidence that can be objectively verified. The recognition of deferred tax liabilities, however, does not require a similar more likely than not test for realization. They are recognized with the expectation that they will be settled in future periods when the related taxable temporary differences reverse. As of June 30, 2026 we have a net deferred tax asset of $16,000. Our net deferred tax asset of $16,000 consists of approximately $270,000 of net U.S. federal deferred tax liabilities and $286,000 of net state deferred tax assets.

Income tax expense was $2.8 million for the three-month and $5.3 million and six-month ended on June 30, 2026, compared to income tax expense of $2.2 million and $4.3 million for the three-months and six-months ended June 30, 2025, representing an effective income tax rate of 31% in both periods.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1, level 2 or level 3 assets and liabilities for the three and six months ended June 30, 2026, and 2025.

The estimated fair values of financial assets and liabilities, excluding assets carried at fair value, on June 30, 2026 and December 31, 2025, were as follows:

	As of June 30, 2026
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1		Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$7,501		$7,501	$–	$–	$7,501
Restricted cash and equivalents	$172,703		$172,703	$–	$–	$172,703
Liabilities:
Warehouse lines of credit	$679,900		$–	$–	$679,900	$679,900
Accrued interest payable	$13,452		$–	$–	$13,452	$13,452
Residual interest financing	$168,809	$		$–	$177,828	$177,828
Securitization trust debt	$3,131,105		$–	$–	$3,131,499	$3,131,499
Subordinated renewable notes	$28,461		$–	$–	$28,461	$28,461

	As of December 31, 2025
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,322	$6,322	$–	$–	$6,322
Restricted cash and equivalents	$165,885	$165,885	$–	$–	$165,885
Liabilities:
Warehouse lines of credit	$324,871	$–	$–	$324,871	$324,871
Accrued interest payable	$11,994	$–	$–	$11,994	$11,994
Residual interest financing	$142,982	$–	$–	$152,607	$152,607
Securitization trust debt	$2,986,574	$–	$–	$2,985,961	$2,985,961
Subordinated renewable notes	$28,986	$–	$–	$28,986	$28,986

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

(11) Subsequent Events

On July 9, 2026, we renewed our two-year revolving credit agreement with Citibank, N.A., while simultaneously increasing the capacity of the facility. The renewal and increase apply to both Citibank, N.A. and the subordinate lender, and increases the capacity of the facility from $335 million to $508 million. The revolving period for this facility will extend to July 2028 after which CPS will have the option to repay the outstanding loans in full or to allow them to amortize for a one-year period.

On July 22, 2026, we completed our third securitization of 2026. In the transaction, qualified institutional buyers purchased $716.88 million of asset-backed notes secured by $734.51 million in automobile receivables originated by CPS. The sold notes, issued by CPS Auto Receivables Trust 2026-C, consist of five classes. Ratings of the notes were provided by Standard & Poor’s and DBRS Morningstar, and were based on the structure of the transaction, the historical performance of similar receivables and CPS’s experience as a servicer. The weighted average interest rate on the notes is approximately 5.90%.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we, also, to a lesser extent, originate loans directly to consumers for the refinancing of an existing loan from other lenders secured by an automobile and have also (i) originated vehicle purchase money loans by lending directly to consumers, (ii) acquired installment purchase contracts in four merger and acquisition transactions, and (iii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders. In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through June 30, 2026, we have originated a total of approximately $26.0 billion of automobile contracts from dealers, and to a lesser degree, by originating loans secured by automobiles directly with consumers. Our recent history of contract purchase volumes and managed portfolio levels are shown in the table below. Managed portfolio comprises both contracts we owned and those we were servicing for third parties.

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2021	1,146,321	$2,249,069
2022	1,854,385	3,001,308
2023	1,357,752	3,194,623
2024	1,681,941	3,665,725
2025	1,638,326	3,898,425
Six months ended June 30, 2026	1,290,886	4,429,944

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

Since 1994 we have conducted 109 term securitizations of automobile contracts that we originated. As of June 30, 2026, 19 of those securitizations are active and all are structured as secured financings. We generally conduct our securitizations on a quarterly basis, near the beginning of each calendar quarter, resulting in four securitizations per calendar year.

Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Receivables Pledged in Term Securitizations
2020	4	$741,867
2021	3	1,145,002
2022	4	1,537,383
2023	4	1,352,114
2024	4	1,533,854
2025	4	1,727,785
Six months ended June 30, 2026	2	878,835

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. As of June 30, 2026 our short-term funding capacity was $725.0 million over two credit facilities. The first credit facility was established in May 2012.

In October 2025, we entered into a new $167.5 million facility. On April 3, 2026, it amended its two-year revolving credit agreement with Capital One, N.A. to increase the capacity of the facility. The amendment applies to both Capital One, N.A. and the subordinate lender, and increases the capacity of the facility from $167.5 million to $390 million. This facility has a two-year revolving period to October 2027, with an optional amortization period through April 2029.

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

In addition, from time to time, we have also completed financings of our residual interests in other securitizations that we and our affiliates previously sponsored. Most recently, in March 2026, we completed a $50 million securitization of residual interests from previously issued securitizations. In the transaction, qualified institutional buyers purchased $50.0 million of asset-backed notes secured by an 80% interest in a CPS affiliate that owns the residual interests in four CPS securitizations issued from January 2025 through October 2025. The sold notes (“2026-1 Notes”), issued by CPS Auto Securitization Trust 2026-1, consist of a single class with a coupon of 8.75%.

Receivables we originate and service for third parties are not pledged to our warehouse facilities or included in our securitizations.

Financial Covenants

Our warehouse credit facilities and our residual interest financings contain various financial covenants requiring certain minimum financial ratios. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of June 30, 2026 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2026, with the three months ended June 30, 2025

Revenues. During the three months ended June 30, 2026, our revenues were $121.4 million, an increase of $11.6 million, or 10.6% from the prior year revenue of 109.8 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the three months ended June 30, 2026, did not include a mark to the recorded value of the finance receivables measured at fair value. Marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in no marks to finance receivables measured at fair value. There was a $3.0 million mark up to the fair value portfolio in the prior year period.

Interest income for the three months ended June 30, 2026, increased $12.8 million, or 12.1% to $118.1 million from $105.4 million in the prior year. The primary reason for the increase in interest income is the 13.7% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio decreased to 11.3% from 11.4% in the prior year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	(Dollars in thousands)
	Average		Interest	Average		Interest
Interest Earning Assets	Balance	Interest	Yield	Balance	Interest	Yield
Loan Portfolio	$4,185,948	$118,112	11.3%	$3,682,959	$105,362	11.4%

Other income was $3.3 million for the three months ended June 30, 2026, compared to $1.4 million for the comparable period in 2025. This $1.9 million increase was primarily driven by the dealer recoveries collected for the three months ending June 30, 2026. These dealer recoveries were $1.8 million for the quarter ended June 30, 2026. There were no dealer recoveries in the prior year period. The Company engaged a third party that identifies discrepancies in the values of the vehicles that have been repossessed and sold at auction. The third party attempts to collect the amount of the discrepancy from the dealers and remits the amounts collected to the Company net of fees charged.

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

Total operating expenses were $112.4 million for the three months ended June 30, 2026, compared to $102.8 million for the prior period, an increase of $9.5 million, or 9.3%. The increase is primarily due to increases in interest expense.

Employee costs were $23.4 million during the three months ended June 30, 2026, compared to $24.4 million for the same quarter in the prior year, a decrease of $944,000, or 3.9%. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, June 30, 2026, and 2025.

	Three Months Ended June 30,
	2026	2025
	(Dollars in millions)
Contracts purchased (dollars)	$757.7	$433.0
Contracts purchased (units)	32,857	19,322
Managed portfolio outstanding (dollars)	$4,306.7	$3,708.4
Managed portfolio outstanding (units)	235,760	211,246

Number of Originations staff	193	195
Number of Sales staff	160	118
Number of Servicing staff	570	552
Number of other staff	71	67
Total number of employees	994	932

The increase in headcount within our Sales staff throughout the three-month periods ended, June 30, 2026, and the decrease in the average employee cost of our Servicing staff from June 30, 2025, were the largest contributing factors to the increase in headcount and decrease to employee costs from the three-month period ended, June 30, 2025 to June 30, 2026.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $14.7 million, an increase of $2.3 million from $12.4 million in the prior year period.

Interest expense for the three months ended June 30, 2026, was $64.3 million and represented 57.2% of total operating expenses, compared to $58.7 million in the previous year, when it was 57.1% of total operating expenses. The $5.5 million increase in interest expense compared to the prior year period was largely due to increases in the average balance of our securitization trust debt, warehouse credit line debt and residual interest financing debt.

Interest on securitization trust debt increased by $4.5 million for the three months ended June 30, 2026, compared to the prior period. The average balance of securitization trust debt increased to $3,272.1 million for the three months ended June 30, 2026, compared to $2,811.9 million for the three months ended June 30, 2025. The annualized average rate on our securitization trust debt was 6.1% for the three months ended June 30, 2026, compared to 6.5% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%
January 2025	5.88%
May 2025	5.96%
July 2025	5.43%
October 2025	5.72%
January 2026	5.18%
April 2026	5.51%

Interest expense on warehouse credit line debt increased by $617,000 to $8.8 million for the three months ended June 30, 2026, compared to $8.2 million in the prior year period. The increase was primarily due to the higher utilization of our credit lines during the quarter compared to last year. The average balance of our warehouse debt was $445.6 million during the three months ended June 30, 2026, compared to $353.2 million for the same period in 2025. The annualized average rate on our credit line debt was 7.9% for the three months ended June 30, 2026, compared to 9.3% in the prior year period.

Interest expense on subordinated renewable notes was $668,000 for the three months ended June 30, 2026. The average balance of the outstanding subordinated debt was $28.1 million for the three months June 30, 2026, compared to $28.0 million for the prior year period. The average yield of subordinated notes is 9.5% for the three months ended June 30, 2025, compared to 9.7% in the prior year period.

In June 2021, March 2024, March 2025, and again in March 2026 we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, $65 million, and $50 million, respectively. Interest expense for these residual interest financings was $4.7 million for the three months ended June 30, 2026, compared to $4.2 million for the same period in 2025.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026			2025
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan Portfolio	$4,185,948	$118,112	11.3%	$3,682,959	$105,362	11.4%

Interest Bearing Liabilities
Warehouse lines of credit	$445,598	$8,833	7.9%	$353,153	$8,216	9.3%
Residual interest financing	176,578	4,713	10.7%	165,000	4,247	10.3%
Securitization trust debt	3,272,074	50,039	6.1%	2,811,906	45,557	6.5%
Subordinated renewable notes	28,116	668	9.5%	28,035	684	9.8%
	$3,922,366	64,253	6.6%	$3,358,094	58,704	7.0%

Net interest income/spread		$53,859			$46,658
Net interest yield (2)			5.1%			5.1%
Ratio of average interest earning assets to average interest bearing liabilities			107%			110%

(1)  Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2)  Annualized net interest income divided by average interest earning assets.

	Three Months Ended June 30, 2026
	Compared to June 30, 2025
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan Portfolio	$12,750	$13,796	$(1,046)

Interest Bearing Liabilities
Warehouse lines of credit	617	2,177	(1,560)
Residual interest financing	466	289	177
Securitization trust debt	4,482	7,754	(3,272)
Subordinated renewable notes	(16)	5	(21)
	5,549	10,225	(4,676)

Net interest income/spread	$7,201	$3,571	$3,630

Under the fair value method of accounting, we recognize interest income net of expected credit losses. Thus, no provision for credit loss expense is recorded for finance receivables measured at fair value. Finance receivables acquired before 2018 are recorded at cost, and both their total balance and activity is immaterial.

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commission based on volume of contract purchases. Sales expense increased by $2.6 to $8.3 million during the three months ended June 30, 2026, from $5.7 million for the same quarter in 2025. We purchased $757.7 million of new contracts during the three months ended June 30, 2026, compared to $433.0 million in the prior year period.

Occupancy expenses were $1.5 million for the three months ending June 30, 2026, which is up from $1.4 million in the second quarter of 2025.

Depreciation and amortization expenses is $249,000 for both current and the prior period.

For the three months ended June 30, 2026, we recorded income tax expense of $2.8 million, representing a 31% effective tax rate. In the prior period, our income tax expense was $2.2 million, representing a 31% effective tax rate.

Comparison of Operating Results for the six months ended June 30, 2026 with the six months ended June 30, 2025

Revenues.  During the six months ended June 30, 2026, our revenues were $233.7 million, an increase of $17.1 million, or 7.9% from the prior year revenue of $216.6 million. The primary reason for the increase in revenues is the increase in interest income resulting from the increase in the average outstanding balance of finance receivables measured at fair value. Revenues for the six months ended June 30, 2026, did not include a mark to the recorded value of the finance receivables measured at fair value. The marks are estimates based on our evaluation of the appropriate fair value and future earnings rate of existing receivables compared to recently acquired receivables and increases or decreases in our estimates of future net losses. In the current period, our re-evaluation of the fair values of these receivables resulted in no marks to finance receivables measured at fair value. There was a $6.5 million mark up to the fair value portfolio in the prior year period.

Interest income for the six months ended June 30, 2026 increased $19.5 million, or 9.4%, to $226.8 million from $207.3 million in the prior year. The primary reason for the increase in interest income is the 10.8% increase in the average balance of our loan portfolio over the prior year period. The interest yield on our total loan portfolio decreased from 11.4% in the prior year period to 11.3% in the current year period. The interest yield on receivables measured at fair value is reduced to take account of expected losses and is therefore less than the yield on other finance receivables. The table below shows the average balance and interest yield of our loan portfolio for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	(Dollars in thousands)
	Average		Interest	Average		Interest
	Balance	Interest	Yield	Balance	Interest	Yield
Interest Earning Assets
Loan Portfolio	$4,019,847	$226,833	11.3%	$3,627,800	$207,295	11.4%

Other income was $6.9 million for the six months ended June 30, 2026 compared to $2.8 million for the comparable period in 2025. This $4.1 million increase was primarily driven by the dealer recoveries collected for the six months ended June 30, 2026. These dealer recoveries were $4.1 million for the six months ended June 30, 2026. There were no dealer recoveries in the prior year period.

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

Total operating expenses were $216.7 million for the six months ended June 30, 2026, compared to $202.9 million for the prior period, an increase of $13.8 million, or 6.8%. The increase is primarily due to increases in interest expense. To a lesser extent, increases in sales expense also contributed to the increase in operating expenses during the period.

Employee costs were $46.5 million during the six months ended June 30, 2026 compared to $49.4 million for the same period in the prior year. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods ended, June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Contracts purchased (dollars)	$1,290.9	$884.2
Contracts purchased (units)	56,776	40,029
Managed portfolio outstanding (dollars)	$4,306.7	$3,708.4
Managed portfolio outstanding (units)	235,760	211,246

Number of Originations staff	193	195
Number of Sales staff	160	118
Number of Servicing staff	570	552
Number of other staff	71	67
Total number of employees	994	932

The increase in headcount within our Sales staff throughout the six-month periods ended, June 30, 2026, and the decrease in the average employee cost of our Servicing staff from June 30, 2025, were the largest contributing factors to the increase in headcount and decrease to employee costs from the six-month period ended, June 30, 2025 to June 30, 2026.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $27.6 million for the six months ended June 30, 2026, an increase of $2.6 from $25.0 million in the prior year period.

Interest expense for the six months ended June 30, 2026 was $124.3 million, compared to $113.6 million in the previous year, an increase of $10.7 million.

Interest on securitization trust debt increased by $8.2 million for the six months ended June 30, 2026 compared to the prior period. The average balance of securitization trust debt increased to $3,199.7 million for the six months ended June 30, 2026 compared to $2,836.9 million for the six months ended June 30, 2025. The annualized average rate on our securitization trust debt was 6.2% for the six months ended June 30, 2026 compared to 6.4% in the prior year period. For each quarterly securitization transaction, the blended cost of funds is ultimately the result of many factors including the market interest rates for benchmark swaps of various maturities against which our bonds are priced and the margin over those benchmarks that investors are willing to accept, which in turn, is influenced by investor demand for our bonds at the time of the securitization. These and other factors have resulted in fluctuations in our securitization trust debt interest costs. The blended interest rates of our recent securitizations are summarized in the table below:

Blended Cost of Funds on Recent Asset-Backed Term Securitizations
Period	Blended Cost of Funds
January 2023	6.48%
April 2023	7.17%
July 2023	7.13%
October 2023	7.89%
January 2024	6.51%
April 2024	6.69%
June 2024	6.56%
September 2024	5.52%
January 2025	5.88%
May 2025	5.96%
July 2025	5.43%
October 2025	5.72%
January 2026	5.18%
April 2026	5.51%

Interest expense on warehouse credit line debt increased by $569,000 to $15.3 million for the six months ended June 30, 2026, compared to $14.7 million in the prior year period. The average balance of our warehouse debt was $361.3 million during the six months ended June 30, 2026, compared to $314.7 million for the same period in 2025. The annualized average rate on our credit line debt was 8.5% for the six months ended June 30, 2026, compared to 9.4% in the prior year period.

Interest expense on subordinated renewable notes was $1.4 million for the six months ended June 30, 2026. The average balance of the outstanding subordinated debt increased by $890,000 to $28.4 million for the six months ended June 30, 2026, compared to $27.5 million for the prior year. The average yield of subordinated notes was 9.5% in the current compare to 9.7% prior period.

In June 2021, March 2024, March 2025, and again in March 2026 we completed a securitization of residual interests from other previously issued securitizations in the amount of $50 million, $50 million, $65 million, and $50 million, respectively. Interest expense on the residual interest financing was $8.9 million for the six months ended June 30, 2026 compared to $7.0 million for the same period in 2025.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the six-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	(Dollars in thousands)
			Annualized			Annualized
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Rate	Balance (1)	Interest	Yield/Rate
Interest Earning Assets
Loan portfolio	$4,019,847	$226,833	11.3%	$3,627,800	$207,295	11.4%

Interest Bearing Liabilities
Warehouse lines of credit	$361,258	$15,298	8.5%	$314,698	$14,729	9.4%
Residual interest financing	165,647	8,868	10.7%	136,989	6,962	10.2%
Securitization trust debt	3,199,731	98,795	6.2%	2,836,888	90,602	6.4%
Subordinated renewable notes	28,382	1,353	9.5%	27,493	1,329	9.7%
	$3,755,018	124,314	6.6%	$3,316,068	113,622	6.9%

Net interest income/spread		$102,519			$93,673
Net interest yield (2)			5.1%			5.2%
Ratio of average interest earning assets to average interest bearing liabilities			107%			109%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Annualized net interest income divided by average interest earning assets.

	Six Months Ended June 30, 2026
	Compared to June 30, 2025
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Loan portfolio	$19,538	$25,266	$(5,728)
Interest Bearing Liabilities
Warehouse lines of credit	569	3,790	(3,221)
Residual interest financing	1,906	1,007	899
Securitization trust debt	8,193	14,983	(6,790)
Subordinated renewable notes	24	62	(38)
	10,692	19,842	(9,150)

Net interest income/spread	$8,846	$5,424	$3,422

Sales expenses consist primarily of commission-based compensation paid to our employee sales representatives. Our sales representatives earn a salary plus commissions based on volume of contract purchases. Sales expense increased to $14.9 million during the six months ended June 30, 2026 from $11.6 million in the same period in 2025. We purchased $1,290.9 million of new contracts during the six months ended June 30, 2026 compared to $884.2 million in the prior year period.

Occupancy expenses was $3.0 million for the six months ending June 30, 2026, which is up from $2.8 million for the same period in 2025.

Depreciation and amortization expenses decreased to $474,000 compared to $498,000 in the previous year.

For the six months ended June 30, 2026, we recorded income tax expense of $5.3 million, representing a 31% effective tax rate. In the prior period, our income tax expense was $4.3 million, representing a 31% effective tax rate.

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

Delinquency, Repossession and Extension Experience (1)

Total Managed Portfolio (Excludes Third Party Portfolio)

	June 30, 2026		June 30, 2025		December 31, 2025
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	235,760	$4,306,656	211,246	$3,708,381	212,718	$3,778,647
Period of delinquency (2)
31-60 days	15,477	274,287	13,594	228,495	15,639	272,499
61-90 days	6,513	109,324	6,504	103,947	7,163	118,304
91+ days	3,265	45,939	3,885	56,775	3,806	56,223
Total delinquencies (2)	25,255	429,550	23,983	389,217	26,608	447,026
Amount in repossession (3)	6,296	94,335	6,628	97,733	7,462	111,152
Total delinquencies and amount in repossession (2)	31,551	$523,885	30,611	$486,950	34,070	$558,178

Delinquencies as a percentage of gross servicing portfolio	10.71%	9.97%	11.35%	10.50%	12.51%	11.83%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	13.38%	12.16%	14.49%	13.14%	16.02%	14.77%

Extension Experience
Contracts with one extension, accruing	38,002	$708,236	35,067	$638,069	41,504	$759,863
Contracts with two or more extensions, accruing	58,943	976,965	49,373	760,265	58,326	927,980
	96,945	1,685,201	84,440	1,398,334	99,830	1,687,843

Contracts with one extension, non-accrual (4)	2,084	30,388	3,037	45,330	3,008	45,848
Contracts with two or more extensions, non-accrual (4)	5,025	73,328	4,579	67,243	5,285	77,351
	7,109	103,716	7,616	112,573	8,293	123,199

Total contracts with extensions	104,054	$1,788,917	92,056	$1,510,907	108,123	$1,811,043

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

Net Charge-Off Experience (1)
Total Managed Portfolio (Excludes Third Party Portfolio)

	Finance Receivables Portfolio
	June 30,	June 30,	December 31,
	2026	2025	2025
	(Dollars in thousands)
Average servicing portfolio outstanding	$4,185,948	$3,682,959	$3,693,796
Annualized net charge-offs as a percentage of average servicing portfolio (2)	7.3%	7.5%	7.8%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim consolidated financial statements. June 30, 2026, and June 30, 2025, percentages represent three months ended June 30, 2026, and June 30, 2025, annualized. December 31, 2025, represents 12 months ended December 31, 2025.

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

After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs. We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2026, for accounts that received extensions from 2014 through 2025:

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2026	% Active or Paid Off at June 30, 2026	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2014	25,773	10,417	40.4%	14,486	56.2%	870	3.4%	25
2015	53,319	21,929	41.1%	30,059	56.4%	1,331	2.5%	26
2016	80,897	34,901	43.1%	43,019	53.2%	2,977	3.7%	26
2017	133,847	54,590	40.8%	68,421	51.1%	10,836	8.1%	23
2018	121,531	55,516	45.7%	53,841	44.3%	12,174	10.0%	21
2019	71,548	40,338	56.4%	23,304	32.6%	7,906	11.0%	20
2020	83,170	53,527	64.4%	25,393	30.5%	4,250	5.1%	24
2021	47,010	31,024	66.0%	14,750	31.4%	1,236	2.6%	24
2022	56,142	33,545	59.8%	20,643	36.8%	1,954	3.5%	21
2023	83,113	49,202	59.2%	30,652	36.9%	3,259	3.9%	18
2024	90,484	64,441	71.2%	23,402	25.9%	2,641	2.9%	14
2025	110,200	97,485	88.5%	8,939	8.1%	3,776	3.4%	8

______________________

Note: Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. We consider accounts that have had extensions and were active or paid off as of June 30, 2026, to be successful. Successful extensions result in continued payments of interest and principal (including payment in full in many cases). Without extension, however, the account may have defaulted, and we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. In such cases, despite the ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
	2026	2025	2025
Average number of extensions granted per month	11,152	9,376	9,183

Average number of outstanding accounts	230,772	210,262	210,100

Average monthly extensions as % of average outstandings	4.8%	4.5%	4.4%

____________________

Note: Table excludes portfolios originated and owned by third parties

	June 30, 2026		June 30, 2025		December 31, 2025
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)
Contracts with one extension	40,086	$738,624	38,104	$683,399	41,504	$759,863
Contracts with two extensions	25,441	453,143	23,041	391,605	24,171	421,363
Contracts with three extensions	16,131	273,408	14,192	231,630	14,963	246,175
Contracts with four extensions	10,381	164,401	8,355	122,257	9,490	146,777
Contracts with five extensions	6,728	99,266	4,861	55,981	5,754	77,884
Contracts with six extensions	5,287	60,075	3,503	26,034	3,948	35,781
	104,054	$1,788,917	92,056	$1,510,906	99,830	$1,687,843

Managed portfolio (excluding originated and owned by 3rd parties)	235,760	$4,306,656	211,246	$3,708,381	212,718	$3,778,647

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

Net cash provided by operating activities for the six-month period ended June 30, 2026 was $189.9 million, an increase of $61.6 million, compared to net cash provided by operating activities for the six-month period ended June 30, 2025 of $128.3 million. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as marks to finance receivables measured at fair value.

Net cash used in investing activities was $697.0 million for the six months ended June 30, 2026 compared to $360.8 million in the prior year period. Net cash used in investing activities generally relates to new purchases of automobile contracts net of principal payments and other proceeds received during the period. Purchases of finance receivables excluding acquisition fees were $1,266.6 million and $882.9 million during the first six months of 2026 and 2025, respectively.

Net cash provided by financing activities for the six months ended June 30, 2026 was $515.1 million compared to $255.3 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit and other debt. In the first six months of 2026, we issued $859.7 million in new securitization trust debt compared to $862.4 million for the same period in 2025. We repaid $715.1 million in securitization trust debt in the six months ended June 30, 2026 compared to repayments of securitization trust debt of $642.7 million in the prior year period. In the six months ended June 30, 2026, we had net advances on warehouse lines of credit of $354.4 million, compared to net repayments from warehouse lines of credit of $16.6 million in the prior year’s period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2026, we had unrestricted cash of $7.5 million and $43.4 million aggregate available borrowings under our two warehouse credit facilities (assuming the availability of sufficient eligible collateral). As of June 30, 2026, we had approximately $20.9 million of such eligible collateral. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. During the six-month period ended June 30, 2026, we completed two securitizations aggregating $859.7 million of notes sold.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flow, if any, only if the amount of credit enhancement has reached specified levels and the net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies or net losses on the automobile contracts exceed such levels, the terms of the securitization may require increased credit enhancement to be accumulated for the particular pool. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.

Our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain of our debt agreements other than our term securitizations contain cross-default provisions. Such cross-default provisions would allow the respective creditors to declare a default if an event of default occurred with respect to other indebtedness of ours, but only if such other events of default were to be accompanied by acceleration of such other indebtedness. As of June 30, 2026, we were in compliance with all such financial covenants.

We currently have and will continue to have a substantial amount of outstanding indebtedness. At June 30, 2026, we had approximately $4,008.3 million of debt outstanding. Such debt consisted primarily of $3,131.1 million of securitization trust debt, and also included $679.9 million of warehouse lines of credit, $168.8 million of residual interest financing debt and $28.5 million in subordinated renewable notes.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2026, we had approximately $4,008.3 million debt outstanding. Such debt consisted primarily of $3,131.1 million of securitization trust debt and $679.9 million of debt from warehouse lines of credit. Our securitization trust debt has increased by $144.5 million while our warehouse lines of credit debt has also increased by $355.0 million since December 31, 2025 (each net of deferred financing costs). Since 2005, we have offered renewable subordinated notes to the public on a continuous basis, and such notes have maturities that range from six months to 10 years. We had $28.5 million and $29.0 million in subordinated renewable notes outstanding at June 30, 2026, and December 31, 2025, respectively. In June 2021, March 2024, March 2025, and again in March 2026, we completed a securitization of residual interests from other previously issued securitizations in the amounts of $50 million, $50 million, $65 million, and $50 million, respectively. As of June 30, 2026, $168.8 million of the residual interest debt remains outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, we repurchased 231,134 shares from existing shareholders, as reflected in the table below.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 2026	38,060	$8.49	38,060	$5,555,411
May 2026	157,523	$9.97	157,523	$3,985,367
June 2026	35,551	$9.66	35,551	$3,642,032
Total	231,134	$9.68	231,134

____________________

(1)	Each monthly period is the calendar month.
(2)	In July 2025, our board of directors authorized the purchase of an additional $5 million of our common stock. Through June 30, 2026, our board of directors had authorized the purchase of up to $128.2 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.1.0	Auto Receivables Trust 2026-B Purchase Agreement dated April 1, 2026, between registrant and CPS Receivables Five LLC** (filed herewith)
10.1.1	First Amendment to Loan and Security Agreement dated April 3, 2026, amongst registrant, Page Eleven Funding LLC, Computershare Trust Company, N.A., and Capital One, National Association** (filed herewith)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)

Date: August 07, 2026	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 07, 2026	By:	/s/ DENESH BHARWANI
Denesh Bharwani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

